Form 10QSB
period 2000-03-31
NATIONAL REHAB PROPERTIES NV INC
filed 2000-06-09
CIK 1096840

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ x ]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES AND EXCHANGE ACT OF 1934

                      For the Quarter ended March 31, 2000

[   ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES AND EXCHANGE ACT OF 1934



                           Commission File No. 0-27159

                         National Rehab Properties, Inc.
                 (Name of Small Business Issuer in its charter)

         Nevada                                                       65-0439467
         (State or other jurisdiction of                        (I.R.S. Employer
         incorporation or organization                       Identification No.)

                   2921 NW Sixth Avenue, Miami, Florida 33127
                    (Address of principal executive offices)

                                 (305) 573-8882
                 (Issuer's Telephone Number Including Area Code)


                            MAS Acquisition XV Corp.
                 1710 E. Division St., Evansville, Indiana 47711
                 -----------------------------------------------
              (former name, former address and former fiscal year
                          if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes x   No


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

Title of each class of Common Stock              Outstanding at May 23, 2000
-----------------------------------              ---------------------------
Common Stock, $0.001 par value                           14,890,379


           Transitional Small Business Disclosure Format (check one):
                                 Yes     No x

                               TABLE OF CONTENTS

             FORM 10-QSB REPORT - FOR QUARTER ENDED MARCH 31, 2000

                        National Rehab Properties, Inc.

PART I

     Item 1.   Financial Statements
               Condensed Consolidated Balance Sheets -
               March 31, 2000 (unaudited) and September 30, 1999 (audited)    3

               Condensed Consolidated Statements of Operations                4
               Six months ended March 31, 2000 and 1999
               (unaudited)

               Condensed Consolidated Statements of Operations                5
               Three Months ended March 31, 2000 and 1999
               (unaudited)

               Condensed Consolidated Statements of Cash Flows                6
               Six months ended March 31, 2000 and 1999
               (unaudited)

               Notes to Financial Statements                                  7

     Item 2.   Management's Discussion and Analysis or Plan of Operation      8

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk    10

PART II

     Item 1.   Legal Proceedings                                             10
     Item 2.   Change in Securities                                          10
     Item 3.   Defaults Upon Senior Securities                               10
     Item 4.   Submission of Matters to a vote of Security Holders           10
     Item 5.   Other Information                                             10
     Item 6.   Exhibits  and Reports on Form 8-K                             11

SIGNATURE PAGE                                                               11

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS

                National Rehab Properties, Inc. and Subsidiaries
                      Consolidated Condensed Balance Sheets


                                ASSETS

                                                                        MARCH 31,   SEPTEMBER 30,
                                                                           2000         1999
                                                                       (UNAUDITED)    (AUDITED)
                                                                       -----------   -----------
Current Assets:
     Cash and Cash Equivalents                                         $   152,721   $   411,257
     Inventory-Real Estate Holdings                                      1,477,550     1,216,381
     Subscriptions Receivable                                                    -       500,000
     Mortgages Receivable                                                   52,377        12,358
     Prepaid Expenses                                                        5,000        57,000
                                                                       -----------   -----------
          Total Current Assets                                           1,687,648     2,196,996

Property, Plant and Equipment (Net of$21,657 and $12,061
   accumulated depreciation at March 31, 2000
   and September 30, 1999)                                                  37,839        47,435

Other Assets:                                                              514,631       352,062
                                                                       -----------   -----------
          Total Assets                                                 $ 2,240,118   $ 2,596,493
                                                                       ===========   ===========


                                 LIABILITIES AND
                              STOCKHOLDERS' EQUITY


Current Liabilities:
     Accounts Payable and Accrued Expenses                             $     7,498   $    82,203
     Notes and Mortgages Payable                                         1,366,062     1,597,500
                                                                       -----------   -----------
          Total Current Liabilities                                      1,373,560     1,679,703

Stockholders' Equity:
     Common Stock, $.001 Par Value; authorized 100,000,000
       shares; issued and outstanding 14,890,379 and 9,054,773
       at March 31,000 and September 30, 1999                               14,890         9,055
     Common Stock Class A Voting, $.001 Par Value; authorized
       2,000,000 shares; issued and outstanding 1,000,000 and
       1,000,000 at March 31,000 and September 30, 1999                      1,000         1,000
     Additional Paid In Capital                                          1,565,188     1,324,190
     Accumulated Deficit                                                  (714,520)     (417,455)
                                                                       -----------   -----------
          Total Stockholders' Equity
                                                                           866,558       916,790

          Total Liabilities and Stockholders' Equity                   $ 2,240,118   $ 2,596,493
                                                                       ===========   ===========


                National Rehab Properties, Inc. and Subsidiaries
                 Consolidated Condensed Statements of Operations

                                                  For the Six months Ended
                                              March 31, 2000     March 31, 1999
                                               (unaudited)        (unaudited)
                                               ----------         ----------
Revenues                                       $        -         $  366,519

Cost of Goods Sold                                      -            137,292
                                               ----------         ----------

Gross Profit                                            -            229,227

Operating Expenses                                304,250             66,688
                                               ----------         ----------

Income (Loss) Before Other Income (Expense)      (304,250)           162,539

Interest Income                                     7,452              2,316
Interest (Expense)                                   (267)                 -
                                               ----------         ----------

Net Income (Loss)                                (297,065)           164,855
                                               ==========         ==========

Income (Loss) Per Common Share                 $  (0.0292)        $   0.1687
                                               ==========         ==========

Weighted Average Common Shares Outstanding     10,178,307            977,370
                                               ==========         ==========



                National Rehab Properties, Inc. and Subsidiaries
                 Consolidated Condensed Statements of Operations

                                                   For the Three  Months Ended
                                                  March 31, 2000  March 31, 1999
                                                   (unaudited)     (unaudited)
                                                   ----------      ----------
Revenues                                           $        -      $  366,519

Cost of Goods Sold                                          -         137,292
                                                   ----------      ----------

Gross Profit                                                -         229,227

Operating Expenses                                    185,158           9,804
                                                   ----------      ----------

Income (Loss) Before Other Income (Expense)          (185,158)        219,423

Interest Income                                         1,677           2,316
Interest (Expense)                                       (267)              -
                                                   ----------      ----------

Net Income (Loss)                                    (183,748)        221,739
                                                   ==========      ==========

Income (Loss) Per Common Share                     $  (0.0181)     $   0.2269
                                                   ==========      ==========

Weighted Average Common Shares Outstanding         10,178,307         977,370
                                                   ==========      ==========



                National Rehab Properties, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                   For the Six months Ended
                                                                March 31, 1999  March 31, 2000
                                                                 (unaudited)      (unaudited)
                                                                 ----------       ----------
Cash Flow from Operating Activities:
Net Income (Loss)                                                $ (297,065)      $  164,855

Adjustments to Reconcile Net Loss to Net Cash Used For
Operating Activities:
     Depreciation and Amortization                                    9,596            2,055

Changes in Assets and Liabilities:

(Increase) Decrease in Inventory-Real Estate Holdings              (261,169)         603,813
(Increase) Decrease in Subscriptions Receivable                     500,000                -
(Increase) Decrease in Mortgages Receivable                         (40,019)         (81,233)
(Increase) Decrease in Prepaid Expenses                              52,000           46,645
(Increase) Decrease in Other Assets                                (162,569)           2,093
Increase (Decrease) in Accounts Payable and Accrued Expenses        (74,705)          21,233
Increase (Decrease) in Notes and Mortgages Payable                 (231,438)        (994,741)
                                                                 ----------       ----------

Net Cash Used in Operating Activities                              (505,369)        (235,280)

Cash Flow from Financing Activities:
Proceeds From Common Stock                                          246,833          227,000

Net increase (decrease) in Cash                                    (258,536)          (8,280)

Cash - Beginning                                                    411,257           13,754

Cash - Ending                                                    $  152,721       $    5,474
                                                                 ==========       ==========




                National Rehab Properties, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                   (unaudited)
Note 1.

The summary of the Issuer's significant accounting policies are incorporated by reference to the Company's SEC Form 8K filed February 14, 2000 which report contained the audited financial statements as of September 30, 1999. The notes to the audited financial statements presented with the Company's SEC Form 8K as of September 30, 1999 are an integral part of the audited balance sheet data presented herein. These financial statements must be read in conjunction with the audited financial statements and notes to the financial statements for the year ended September 30, 1999, included in the Company's Form 8K dated February 14, 2000 which has been filed with the Securities and Exchange Commission by the Company, as said notes to the financial statements are incorporated herein by reference. The results of the interim period are not necessarily indicative of the results for the full year.

Note 2.

Basis  of  Presentation  -  The  unaudited  condensed   consolidated   financial
statements include the accounts of the Company and its subsidiary. Intercompany balances have been eliminated in consolidation.

Interim Financial Information - The financial information contained herein is unaudited but includes all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the information set forth. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, which are included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1999.The Company's results for interim periods are not necessarily indicative of results to be expected for the fiscal year of the Company ending September 30, 2000. The Company believes that this Quarterly Report filed on Form 10-QSB is representative of its financial position, its results of operations and its cash flows for the periods ended March 31, 2000 and 1999 covered thereby.

Note 3.

Comprehensive Income - In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 requires companies to disclose comprehensive income and its components. The Company currently has no items of other comprehensive income and therefore SFAS 130 does not apply.

Note 4.

LEGAL PROCEEDINGS

The Company has no pending legal proceedings at this time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

     The Company was incorporated in Florida in 1993 and completed a reverse merger with a Nevada corporation in 1994. The Company has undergone many changes to date as a result of certain reorganizations, acquisitions and changes of management. Historical changes are more fully disclosed in the Company's 8-K dated February 14, 2000. The Company is currently authorized to issue 100,000,000 common shares, $0.001 par value and 2,000,000 shares of Class A ("super voting") common stock. Our offices are located at 2921 NW 6th Avenue, Miami, Florida 33127 and our telephone number is (305) 573-8882. Our business is currently based in Miami, Florida. As a public Company, National Rehab Properties, Inc. is traded over-the-counter as a bulletin board stock under the symbol "NRPI". We believe that the Company has over 1200 stockholders.

     Historically the Company has specialized in renovating or rebuilding starter homes. In order for us to buy real estate for our business of rehabilitating houses or building houses, construction financing is necessary. We finance our real estate projects with first mortgages from banks at bank rates.

(a)   Plan of Operation:

      FORWARD-LOOKING STATEMENTS
      --------------------------

     The securities of the Company are speculative and involve a high degree of risk, including, but not necessarily limited to, the factors affecting operating results described in the Form 8K dated February 14, 2000 and other filings with the SEC. The statements which are not historical facts contained in this report, including statements containing words such as "believes," "expects," "intends," "estimates," "anticipates," or similar expressions, are "forward looking statements" (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties.

     The foregoing and subsequent discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These forward-looking statements include the plans and objectives of management for future operations, including plans and objectives relating to the possible further capitalization and future acquisitions of telecommunications, computer related or other cash flow business. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-QSB will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Current Status and Operations

     Subsequent to the year ended September 30, 1999, the Company changed its operational direction from that of building or remodeling relatively low cost "starter" homes to the business of developing multifamily housing projects. As a result of this change in operations, although projects are in the development stage, no revenues were generated in the six month period ended March 31, 2000. The Company's financial statements are therefore not indicative of anticipated revenues which may be attained or expenditures which may be incurred by the Company in future periods. The Company's ability to achieve profitable operations is subject to the validity of its assumptions and risk factors within the industry and pertaining to the Company. The market for real estate development and housing construction is highly competitive and subject to economic changes, regulatory developments and emerging industry standards. We believe that the principal competitive factors in its markets are conformance to building standards, reliability, safety, price and quality of its final product. There can be no assurance that the Company will compete successfully in the future with respect to these or other factors.

     For the six months ending March 31, 2000, the Company incurred a loss from operations of $304,250, compared to income from operations of $219,423 in the quarter ending March 31, 1999. The net loss in the quarter ended March 2000 was the result of change in direction from remodeling of private homes to development of multifamily housing projects. As a result of the change in operational direction, there were no revenues in the Quarter ended March 31, 2000. The Company's Quarter ended March 31, 2000 financial statements reflect adjustments and nonrecurring items of both revenue and costs, as well as development stage costs and are not indicative of anticipated revenues which may be attained or expenditures which may be incurred by the Company in future periods.

     For the quarter ending March 31, 2000, the Company incurred a loss from operations of $185,158, compared to income from operations of $219,423 in the quarter ending March 31, 1999. The net loss in the quarter ended March 2000 was the result of change in direction from remodeling of private homes to development of multifamily housing projects. As a result of the change in operational direction, there were no revenues in the Quarter ended March 31, 2000. The Company's Quarter ended March 31, 2000 financial statements reflect adjustments and nonrecurring items of both revenue and costs, as well as development stage costs and are not indicative of anticipated revenues which may be attained or expenditures which may be incurred by the Company in future periods.

(b)   Liquidity and Capital Resources

     From June 1, 2000 to the end of fiscal year ended September 30, 2000, the Company estimates its cash needs to maintain operations under its current negative cash flow situation is approximately $180,000. This amount is composed of $200,000 for working capital assuming that current operations continue in its present status. These amounts do not include offsets for anticipated amounts of cash generated from operations. The monthly reoccurring costs of our corporate offices are estimated to be approximately $20,000 per month. The monthly expense of $20,000 includes payroll, payroll taxes, dues and subscriptions, utilities for the corporate offices, health insurance for the employees, general liability insurance, office supplies, postage and freight, professional fees for accounting, legal and other consultants, corporate office rent, repairs and maintenance primarily for office equipment, telephone expenses and travel and entertainment.

     The Company has limited capitalization and is dependent on the proceeds of private or public offerings to continue as a going concern and implementing a business plan. As of March 31, 2000, the unaudited results of the Company indicated working capital of $314,088. All during fiscal 1999 and to the date of this filing, the Company has had and continues to have a substantial need for working capital for normal operating expenses associated with the Company continuing as a going concern. This lack of cash has slowed its ability to develop its business plan or initiate any other revenue producing operations. Any activity in the real estate development business requires adequate financing and on-going funding sources. The Company has entered this industry with limited financing and funding sources.

     Prior to our inception as a publicly owned company, we relied primarily upon loans originated by the Company's founder, Richard S. Astrom. These loans helped to finance working capital needs when operations did not provide enough cash flow. Additionally, we have relied upon bank financing to acquire properties and pay operational costs. The bank financing has required the personal guarantee of Mr. Astrom. In the future, we need to acquire additional financing for the company with the proceeds of mortgage funding or public or private offerings of stock. However, we currently have sufficient funds to continue operations and new acquisitions will also supply additional funds to continue operations. Therefore, any future funding will result from business expansion and/or improvements to our financial lending structure. Thus, we do not have a schedule of future funds to be acquired and quantified because it is difficult to estimate when, or if, business expansion will occur or when, if financial lucrative opportunities present themselves. If funds are required in the future they may be generated from stock sales or from the mortgaging of real estate. The can be no assurance that any such funds will be available on favorable terms and conditions when the capital is required.

     In January, 1999 we completed a reverse split of our common stock on a 1 for 10 basis and proceeded to raise $557,500 from the sale and/or conversion into common stock of senior subordinated debentures. The reverse split was done in order to reduce the number of shares outstanding so that it would be possible to attract investment capital through the sale of common stock. In addition, the Company raised $211,500 from the sale of our restricted stock during the 1999 fiscal year ended September 30, 1999.

     At March 31, 2000, we had $1,687,648 in cash assets and current liabilities of $1,373,560 resulting in a working capital reserve of $314,088 at March 31, 2000. In the quarter ending March 31, 2000 we recorded a loss of $183,748. In order to conserve cash assets, the Company's management expects to take defensive measures, including slowing construction, acquiring additional mortgage financing and/or selling additional stock. Management believes that we will be able to support ourselves with operational cash flow. However, no assurances can be given that present factors such as favorable economy and attractive interest rates will continue, the effect of which might severely impact the ability of the Company to sustain itself in the future. There can be no assurances that additional funding will be available.

     At March 31, 2000 (unaudited), the following contingent stock issue requirements were outstanding:

     On March 1, 1999 Christopher Astrom was granted options to acquire 6,000,000 shares of common stock at a price of $.001 per share. Mr. Astrom has executed a promissory note to the Company in the amount of $20,000 for these options which were authorized and awarded to Mr. Christopher Astrom by a written consent in lieu of combined special meeting of Directors and Shareholders held on March 1, 1999. The options were granted to Christopher Astrom in consideration for waiver of compensation during 1996 and 1997. There is no stated expiration date on the option.

     On June 17, 1999, by a written consent in lieu of combined special meeting of Directors and Shareholders, a new class of common stock, "Class A common stock" was authorized on June 17, 1999. On that same date, 1,000,000 shares issued to Mr. Christopher Astrom. Each share of Class A common stock entitles Mr. Astrom to the equivalent of 20 common share votes in any matter to be voted on by the shareholders of the Company. The present principal shareholders will maintain voting control of the Company based on the issuance of 1,000,000 class A common shares on June 17, 1999, which entitle the holder thereof (Christopher Astrom) to 20 votes for every Class A share held. The purpose of issuing these shares is to ensure that current management will maintain control of the Company despite maintaining beneficial ownership of less than a majority of the shares of the Company's common stock. Furthermore, the disproportionate vote afforded the class A common stock will prevent or impede potential acquirers from seeking to acquire control of the Company, which could have a depressive effect on the price of our common stock. An additional 1,000,000 of the authorized 2,000,000 shares of Class A common stock is available for issuance. The Class A common stock is non-transferable except to a family member.

     Richard Astrom, President, CEO and Director, is the father of Christopher Astrom, Vice President, Secretary and Director, of the Company. Richard Astrom and Christopher Astrom make up the Board of Directors of the Company and control the activities and actions of the Company.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of the date hereof, the Company's short and long term debt carries either fixed and variable interest rates and the fair market value of this debt is sensitive to changes in prevailing interest rates. The Company runs the risk that market rates will decline and the required payments on fixed rate debt will exceed those based on the current market rate as well as the risk of increases in interest rates on variable rate debt. The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes.

                                    Part II

ITEM 1.   LEGAL PROCEEDINGS

     There is no non-course of business legal proceedings, to which the Company is a party or to which the property of the Company is subject, is pending or is known by the Company to be contemplated.

ITEM 2.   CHANGE IN SECURITIES.    NONE

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.    NONE

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.   NONE

ITEM 5.   OTHER INFORMATION:

     As was reported on Form 8K dated February 14, 2000, pursuant to a Stock Exchange Agreement (the "Exchange Agreement") dated as of February 10, 2000 between MRC Legal Services Corporation, a California Corporation, which entity is the controlling shareholder of MAS Acquisition XV Corp. ("MAS XV"), an Indiana corporation, and National Rehab Properties, Inc., a Nevada corporation, approximately 96.8% (8,250,000 shares) of the outstanding shares of common stock of MAS Acquisition XV Corp. were exchanged for 1,000,000 shares of common stock of National Rehab Properties, Inc. in a transaction in which NRPI became the parent corporation of MAS XV. The additional shares representing 3.2% of MAS XV were subsequently acquired by the Company, making MAS XV a wholly owned subsidiary of the Company.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits


27       Financial Data Schedule



(b)      The Company filed the following reports on Form 8-K:

     Form 8-K dated February 14, 2000 to disclose the acquisition of MAS Acquisition XV Corp by the Company.

-----------




                                   SIGNATURES


     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report signed on its behalf by the Undersigned, thereunto duly authorized.

                                       NATIONAL REHAB PROPERTIES, INC.

Date:   June 6, 2000                   By:    /s/ Richard Astrom
                                          -------------------------------------
                                          Richard Astrom, President and
                                          Chief Executive Officer