Form 10QSB
period 2000-06-30
NATIONAL REHAB PROPERTIES NV INC
filed 2000-08-17
CIK 1096840

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ x ]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES AND EXCHANGE ACT OF 1934

                       For the Quarter ended June 30, 2000

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

                                 Yes  x  No


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

Title of each class of Common Stock              Outstanding at August 11, 2000
-----------------------------------              ------------------------------
Common Stock, $0.001 par value                              50,161,866


           Transitional Small Business Disclosure Format (check one):
                                 Yes      No x

                                TABLE OF CONTENTS

              FORM 10-QSB REPORT - FOR QUARTER ENDED JUNE 30, 2000

National Rehab Properties, Inc.

PART I

     Item 1.   Financial Statements
               Condensed Consolidated Balance Sheets -
               June 30, 2000 (unaudited) and September 30, 1999 (audited)    3

               Condensed Consolidated Statements of Operations               4
               Nine months ended June 30, 2000 and 1999
               (unaudited)

               Condensed Consolidated Statements of Operations               5
               Three Months ended June 30, 2000 and 1999
               (unaudited)

               Condensed Consolidated Statements of Cash Flows               6
               Nine months ended June 30, 2000 and 1999
               (unaudited)

               Notes to Financial Statements                                 7

     Item 2.   Management's Discussion and Analysis or Plan of Operation     8

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk   11

PART II

     Item 1.   Legal Proceedings                                            11
     Item 2.   Change in Securities                                         11
     Item 3.   Defaults Upon Senior Securities                              11
     Item 4.   Submission of Matters to a vote of Security Holders          11
     Item 5.   Other Information                                            11
     Item 6.   Exhibits and Reports on Form 8-K                             12

SIGNATURE PAGE                                                              12

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS



                National Rehab Properties, Inc. and Subsidiaries
                      Consolidated Condensed Balance Sheets

                                     ASSETS

                                                                      JUNE 30,  SEPTEMBER 30,
                                                                       2000         1999
                                                                    (UNAUDITED)   (AUDITED)
                                                                    ----------   ----------
Current Assets:
     Cash and Cash Equivalents                                      $  827,918   $  411,257
     Inventory-Real Estate Holdings                                  2,948,055    1,216,381
     Subscriptions Receivable                                                -      500,000
     Mortgages Receivable                                               52,241       12,358
     Prepaid Expenses                                                    5,000       57,000
                                                                    ----------   ----------
          Total Current Assets                                       3,833,214    2,196,996

Property, Plant and Equipment (Net of $21,657 and $12,061
     accumulated depreciation at June 30, 2000 and
     September 30, 1999)                                                47,849       47,435

Other Assets:                                                          453,750      352,062
                                                                    ----------   ----------
          Total Assets                                              $4,334,813   $2,596,493
                                                                    ==========   ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
     Accounts Payable and Accrued Expenses                          $        -   $   82,203
     Notes and Mortgages Payable                                     1,933,191    1,597,500
                                                                    ----------   ----------
          Total Current Liabilities                                  1,933,191    1,679,703

Stockholders' Equity:
     Common Stock, $.001 Par Value; authorized 100,000,000
       shares; issued and outstanding 45,316,967 and 9,054,773
       at June 30,2000 and September 30, 1999                           45,317        9,055
     Common Stock Class A Voting, $.001 Par Value; authorized
       2,000,000 shares; issued and outstanding 1,000,000 and
       1,000,000 at June 30, 2000 and September 30, 1999                 1,000        1,000
     Additional Paid In Capital                                      3,146,167    1,324,190
     Accumulated Deficit                                              (790,862)    (417,455)
                                                                    ----------   ----------
          Total Stockholders' Equity                                 2,401,622      916,790
                                                                    ----------   ----------
          Total Liabilities and Stockholders' Equity                $4,334,813   $2,596,493
                                                                    ==========   ==========



                         NATIONAL REHAB PROPERTIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE NINE MONTHS ENDED JUNE 30,
                                  (UNAUDITED)

                                                      2000          1999
                                                   ----------    ----------
Revenues                                           $    1,119    $  373,819

Cost of Goods Sold                                     27,941       138,292
                                                   ----------    ----------

Gross Profit                                          (26,822)      235,527

Operating Expenses                                    358,562       204,646
                                                   ----------    ----------

Income (Loss) Before Other Income (Expense)          (385,384)       30,881

Interest Income                                        11,977         5,355
                                                   ----------    ----------

Net Income (Loss)                                    (373,407)       36,236
                                                   ==========    ==========

Income (Loss) Per Common Share                     $  (0.0161)   $   0.0371
                                                   ==========    ==========

Weighted Average Common Shares Outstanding         23,147,168       977,370
                                                   ==========    ==========


                         NATIONAL REHAB PROPERTIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE MONTHS ENDED JUNE 30,
                                  (UNAUDITED)

                                                 2000           1999
                                              ----------    ----------
Revenues                                      $        -    $    7,300

Cost of Goods Sold                                 7,598         1,000
                                              ----------    ----------

Gross Profit                                      (7,598)        6,300

Operating Expenses
                                                  72,743       138,751
                                              ----------    ----------

Income (Loss) Before Other Income (Expense)      (80,341)     (132,451)

Interest Income                                    4,524         3,039
                                              ----------    ----------

Net Income (Loss)                                (75,817)     (129,412)
                                              ==========    ==========

Income (Loss) Per Common Share                $  (0.0033)   $  (0.1324)
                                              ==========    ==========

Weighted Average Common Shares Outstanding    23,147,168       977,370
                                              ==========    ==========



                         NATIONAL REHAB PROPERTIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE NINE MONTHS ENDED JUNE 30


                                                                   2000           1999
                                                               ------------    -----------
Cash Flow from Operating Activities:
Net Income (Loss)                                              $   (373,407)   $    36,236

Adjustments to Reconcile Net Loss to Net Cash Used For
Operating Activities:
     Depreciation and Amortization                                  15,433           7,803

Changes in Assets and Liabilities:

(Increase) Decrease in Inventory-Real Estate Holdings           (1,731,674)        585,690
(Increase) Decrease in Subscriptions Receivable                    500,000               -
(Increase) Decrease in Mortgages Receivable                        (39,883)         17,076
(Increase) Decrease in Prepaid Expenses                             52,000          22,283
(Increase) Decrease in Other Assets                               (101,688)        (79,678)
Increase (Decrease) in Accounts Payable and Accrued Expenses       (82,203)        (41,828)
Increase (Decrease) in Notes and Mortgages Payable                 335,691        (674,892)
                                                               -----------     -----------

Net Cash Used in Operating Activities                           (1,425,731)       (127,310)

Cash Flow from Investing Activities                                (15,847)        (40,681)

Cash Flow from Financing Activities:
Proceeds From Common Stock                                       1,858,239         469,000

Net increase (decrease) in Cash                                    416,661         301,009
                                                               -----------     -----------
Cash - Beginning                                                   411,257          13,754
                                                               -----------     -----------
Cash - Ending                                                  $   827,918     $   314,763
                                                               ============    ===========


                         NATIONAL REHAB PROPERTIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)
GENERAL

Basis  of  Presentation  -  The  unaudited  condensed   consolidated   financial
statements include the accounts of the Company and its subsidiary. Intercompany balances have been eliminated in consolidation.

Interim Financial Information - The financial information contained herein is unaudited but includes all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the information set forth. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, which are included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1999.The Company's results for interim periods are not necessarily indicative of results to be expected for the fiscal year of the Company ending September 30, 2000. The Company believes that this Quarterly Report filed on Form 10-QSB is representative of its financial position, its results of operations and its cash flows for the periods ended June 30, 2000 and 1999 covered thereby.

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

Overview
--------

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

     The foregoing and subsequent discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These forward-looking statements include the plans and objectives of management for future operations, including plans and objectives relating to the possible further capitalization and future acquisitions of real estate or other cash flow business. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-QSB will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Current Status and Operations

     Subsequent to the year ended September 30, 1999, the Company changed its operational direction from that of building or remodeling relatively low cost "starter" homes to the business of developing multifamily housing projects. As a result of this change in operations, although projects are in the development stage, no revenues were generated in the six month period ended June 30, 2000. The Company's financial statements are therefore not indicative of anticipated revenues which may be attained or expenditures which may be incurred by the Company in future periods. The Company's ability to achieve profitable operations is subject to the validity of its assumptions and risk factors within the industry and pertaining to the Company. The market for real estate development and housing construction is highly competitive and subject to economic changes, regulatory developments and emerging industry standards. We believe that the principal competitive factors in its markets are conformance to building standards, reliability, safety, price and quality of its final product. There can be no assurance that the Company will compete successfully in the future with respect to these or other factors.

     For the nine months ending June 30, 2000, the Company incurred a loss from operations of $385,384, compared to income from operations of $30,881 in the quarter ending June 30, 1999. The net loss in the nine month period ended June 2000 was the result of change in business direction from remodeling of private homes to development of multifamily housing projects. As a result of the change in operational direction, there were no revenues in the quarter ended June 30, 2000. The Company's quarter ended June 30, 2000 financial statements reflect adjustments and nonrecurring items of both revenue and costs, as well as development stage costs and are not indicative of anticipated revenues which may be attained or expenditures which may be incurred by the Company in future periods.

     For the quarter ending June 30, 2000, the Company incurred a loss from operations of $80,341, compared to a loss from operations of $132,451 in the quarter ending June 30, 1999. The net loss in the quarter ended June 2000 was the result of change in business direction from remodeling of private homes to development of multifamily housing projects. As a result of the change in operational direction, there were no revenues in the quarter ended June 30, 2000. The Company's Quarter ended June 30, 2000 financial statements reflect adjustments and nonrecurring items of both revenue and costs, as well as development stage costs and are not indicative of anticipated revenues which may be attained or expenditures which may be incurred by the Company in future periods.

(b)   Liquidity and Capital Resources

     From July 1, 2000 to the end of fiscal year ended September 30, 2000, the Company estimates its cash needs to maintain operations under its current negative cash flow situation is approximately $75,000. This amount is composed of $75,000 for working capital assuming that current operations continue in its present status. These amounts do not include offsets for anticipated amounts of cash generated from operations. The monthly reoccurring costs of our corporate offices are estimated to be approximately $20,000 per month. The monthly expense of $20,000 includes payroll, payroll taxes, dues and subscriptions, utilities for the corporate offices, health insurance for the employees, general liability insurance, office supplies, postage and freight, professional fees for accounting, legal and other consultants, corporate office rent, repairs and maintenance primarily for office equipment, telephone expenses and travel and entertainment.

     The Company has limited capitalization and is dependent on the proceeds of private or public offerings to continue as a going concern and implementing a business plan. As of June 30, 2000, the unaudited results of the Company indicated working capital of $1,900,023. All during fiscal 1999 and to the date of this filing, the Company has had and continues to have a substantial need for working capital for normal operating expenses associated with the Company continuing as a going concern. This lack of cash has slowed its ability to develop its business plan or initiate any other revenue producing operations. Any activity in the real estate development business requires adequate financing and on-going funding sources. The Company has entered this industry with limited financing and funding sources.

     Prior to our inception as a publicly owned company, we relied primarily upon loans originated by the Company's founder, Richard S. Astrom. These loans helped to finance working capital needs when operations did not provide enough cash flow. Additionally, we have relied upon bank financing to acquire properties and pay operational costs. The bank financing has required the personal guarantee of Mr. Christopher Astrom. In the future, we will need to acquire additional financing for the company with the proceeds of mortgage funding or public or private offerings of stock. However, we currently have sufficient funds to continue operations and new acquisitions will also supply additional funds to continue operations. Therefore, any future funding will result from business expansion and/or improvements to our financial lending structure. Thus, we do not have a schedule of future funds to be acquired and quantified because it is difficult to estimate when, or if, business expansion will occur or when, or if, financial lucrative opportunities present themselves. If funds are required in the future they may be generated from stock sales or from the mortgaging of real estate. There can be no assurance that any such funds will be available on favorable terms and conditions when the capital is required.

     In January 1999 we completed a reverse split of our common stock on a 1 for 10 basis and proceeded to raise $557,500 from the sale and/or conversion into common stock of senior subordinated debentures. The reverse split was done in order to reduce the number of shares outstanding so that it would be possible to attract investment capital through the sale of common stock. In addition, the Company raised $211,500 from the sale of our restricted stock during the 1999 fiscal year ended September 30, 1999.

     On June 12, 2000, by a written consent in lieu of combined special meeting of Directors and Shareholders, pursuant to permissive provisions of the Nevada General Corporation Act, Chapter 78, Nevada Revised Statutes, the holders of a majority of each class of the authorized, issued and outstanding voting capital stock of the Company consented to the amendment of the articles of incorporation of the Company increasing the authorized shares of the Company's $.001 par value Common Stock from 40,000,000 to 100,000,000 shares authorized. No proxy statement was issued and no shareholder proxies were solicited or accepted for the written consent in lieu of combined special meeting of Directors and Shareholders.

     On June 17, 1999, by a written consent in lieu of combined special meeting of Directors and Shareholders, a new class of common stock, "Class A common stock, " was authorized on June 17, 1999. On that same date, 1,000,000 shares were issued to Mr. Christopher Astrom. Each share of Class A common stock entitles Mr. Astrom to the equivalent of 20 common share votes in any matter to be voted on by the shareholders of the Company. The present principal shareholders will maintain voting control of the Company based on the issuance of 1,000,000 Class A common shares on June 17, 1999, which entitle the holder thereof (Christopher Astrom) to 20 votes for every Class A share held. The purpose of issuing these shares is to ensure that current management will maintain control of the Company despite maintaining beneficial ownership of less than a majority of the shares of the Company's common stock. Furthermore, the disproportionate vote afforded the Class A common stock will prevent or impede potential acquirers from seeking to acquire control of the Company, which could have a depressive effect on the price of our common stock. An additional 1,000,000 of the authorized 2,000,000 shares of Class A common stock is available for issuance. The Class A common stock is non-transferable except to a family member. Richard Astrom, President, CEO and Director, is the father of Christopher Astrom, Vice President, Secretary and Director of the Company. Richard Astrom and Christopher Astrom make up the majority of the Board of Directors of the Company and control the activities and actions of the Company. The Company's debt in the form of secured mortgage notes and real estate mortgages with regard to real estate transactions which are entered into by the Company are personally guaranteed by Christopher Astrom.

     On March 1, 1999, Christopher Astrom was granted options to acquire 6,000,000 shares of common stock at a price of $.001 per share. On April 3, 2000, Mr. Astrom exercised his option and acquired 6,000,000 shares of the Company's $.001 par value common stock for payment of $6,000. These options were authorized and awarded to Mr. Christopher Astrom by a written consent in lieu of combined special meeting of Directors and Shareholders held on March 1, 1999. The options were granted to Christopher Astrom in consideration for waiver of compensation during 1996 and 1997.

     The President of the Company, Richard Astrom, owed the Company $302,000 pursuant to a note which matured September 20, 2000. During the quarter ended June 30, 2000 the $302,000 note and interest accrued thereon was converted from a note receivable to a prepaid management fee pursuant to an agreement with Richard Astrom, the Company's President.

     On April 1, 2000, the Company acquired, in a transaction exempt from registration, eighty percent of the common stock of Encore Services, Inc., a Florida Corporation, in exchange for (a) 250,000 shares of the Company's $.001 par value common stock issued to Braulio Gutierrez, and (b) an assignment and assumption agreement with Encore Services, Inc. whereby, with the assent of HLKT Holdings, L.L.C., Encore Services, Inc. assigned to the Company and the Company irrevocably and unconditionally assumed all the rights and obligations of Encore Services, Inc. under a $1,000,000 convertible Debenture previously issued by Encore Services, Inc. to HLKT Holdings, L.L.C., a Colorado Limited Liability Company, on March 15, 2000. On April 1, 2000 Mr. Gutierrez was appointed as a Director of the Company. Commencing April 12, 2000, and continuing through June 28, 2000, the total $1,000,000 face amount of the Debenture was presented to the Company's transfer agent for conversion in accordance with the terms of the Debenture to unrestricted $.001 par value common stock of the Company pursuant to the assignment and assumption agreement with Encore Services, Inc. A total of 28,856,464 shares of the Company's $.001 par value common stock were exchanged for the $1,000,000 Debenture, and an additional 140,023 shares of the Company's $.001 par value common stock were issued in payment of accrued interest on the Debenture.

     At June 30, 2000, we had $827,918 in cash assets, inventories of real estate holdings of $2,948,055 and current liabilities of $1,933,191, resulting in a working capital reserve of $1,900,023 at June 30, 2000. In the quarter ending June 30, 2000, we recorded a net loss of $75,817. In order to conserve cash assets, the Company's management expects to take defensive measures, including slowing construction, acquiring additional mortgage financing and/or selling additional stock. Management believes that we will be able to support ourselves with operational cash flow. However, no assurances can be given that present factors such as favorable economy and attractive interest rates will continue, the effect of which might severely impact the ability of the Company to sustain itself in the future. There can be no assurances that additional funding will be available.

     At June 30, 2000 (unaudited), the following contingent stock issue requirements were outstanding:

     None

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

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

     There is no non-course of business legal proceedings to which the Company is a party or to which the property of the Company is subject pending or is known by the Company to be contemplated.

ITEM 2.   CHANGE IN SECURITIES.

     On June 12, 2000, by a written consent in lieu of combined special meeting of Directors and Shareholders, pursuant to permissive provisions of the Nevada General Corporation Act, Chapter 78, Nevada Revised Statutes, the holders of a majority of each class of the authorized, issued and outstanding voting capital stock of the Company consented to the amendment of the articles of incorporation of the Company increasing the authorized shares of the Company's $.001 par value Common Stock from 40,000,000 to 100,000,000 shares authorized. No proxy statement was issued and no shareholder proxies were solicited or accepted for the written consent in lieu of combined special meeting of Directors and Shareholders.

ITEM 3.    Defaults Upon Senior Securities.    NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On June 12, 2000, by a written consent in lieu of combined special meeting of Directors and Shareholders, pursuant to permissive provisions of the Nevada General Corporation Act, Chapter 78, Nevada Revised Statutes, the holders of a majority of each class of the authorized, issued and outstanding voting capital stock of the Company consented to the amendment of the articles of incorporation of the Company increasing the authorized shares of the Company's $.001 par value Common Stock from 40,000,000 to 100,000,000 shares authorized. No proxy statement was issued and no shareholder proxies were solicited or accepted for the written consent in lieu of combined special meeting of Directors and Shareholders.

ITEM 5.  OTHER INFORMATION:

     On March 1, 1999, Christopher Astrom was granted options to acquire 6,000,000 shares of common stock at a price of $.001 per share. On April 3, 2000, Mr. Astrom exercised his option and acquired 6,000,000 shares of the Company's $.001 par value common stock for payment of $6,000. These options were authorized and awarded to Mr. Christopher Astrom by a written consent in lieu of combined special meeting of Directors and Shareholders held on March 1, 1999. The options were granted to Christopher Astrom in consideration for waiver of compensation during 1996 and 1997.

     On April 1, 2000, the Company acquired, in a transaction exempt from registration, eighty percent of the common stock of Encore Services, Inc., a Florida Corporation, in exchange for (a) 250,000 shares of the Company's $.001 par value common stock issued to Braulio Gutierrez, and (b) an assignment and assumption agreement with

Encore Services, Inc. whereby, with the assent of HLKT Holdings, L.L.C., Encore Services, Inc. assigned to the Company and the Company irrevocably and unconditionally assumed all the rights and obligations of Encore Services, Inc. under a $1,000,000 convertible Debenture previously issued by Encore Services, Inc. to HLKT Holdings, L.L.C., a Colorado Limited Liability Company, on March 15, 2000. On April 1, 2000, Mr. Gutierrez was appointed as a Director of the Company. Commencing April 12, 2000, and continuing through June 28, 2000, the total $1,000,000 face amount of the Debenture was presented to the Company's transfer agent for conversion in accordance with the terms of the Debenture to unrestricted $.001 par value common stock of the Company pursuant to the assignment and assumption agreement with Encore Services, Inc. A total of 28,856,464 shares of the Company's .001 par value common stock were exchanged for the $1,000,000 Debenture, and an additional 140,023 shares of the Company's $.001 par value common stock were issued in payment of accrued interest on the Debenture.

     The President of the Company, Richard Astrom, owed the Company $302,000 pursuant to a note which matured September 20, 2000. During the quarter ended June 30, 2000, the $302,000 note and interest accrued thereon was converted from a note receivable to a prepaid management fee pursuant to an agreement with Richard Astrom, the Company's President.

     On June 17, 1999, by a written consent in lieu of combined special meeting of Directors and Shareholders, a new class of common stock, "Class A common stock," was authorized. On that same date, 1,000,000 shares were issued to Mr. Christopher Astrom. Each share of Class A common stock entitles Mr. Astrom to the equivalent of 20 common share votes in any matter to be voted on by the shareholders of the Company. The present principal shareholders will maintain voting control of the Company based on the issuance of 1,000,000 Class A common shares on June 17, 1999, which entitle the holder thereof (Christopher Astrom) to 20 votes for every Class A share held. The purpose of issuing these shares is to ensure that current management will maintain control of the Company despite maintaining beneficial ownership of less than a majority of the shares of the Company's common stock. Furthermore, the disproportionate vote afforded the Class A common stock will prevent or impede potential acquirers from seeking to acquire control of the Company, which could have a depressive effect on the price of our common stock. An additional 1,000,000 of the authorized 2,000,000 shares of Class A common stock is available for issuance. The Class A common stock is non-transferable except to a family member. Richard Astrom, President, CEO and Director, is the father of Christopher Astrom, Vice President, Secretary and Director of the Company. Richard Astrom and Christopher Astrom make up the majority of the Board of Directors of the Company and control the activities and actions of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

27       Financial Data Schedule

(b)      The Company filed the following reports on Form 8-K:

         None




                                   SIGNATURES


     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report signed on its behalf by the Undersigned, thereunto duly authorized.

                                      NATIONAL REHAB PROPERTIES, INC.

Date: August 16, 2000                     By:    /s/ Richard Astrom
                                             --------------------------------
                                             Richard Astrom, President and
                                             Chief Executive Officer