Form 10KSB
period 2000-09-30
NATIONAL REHAB PROPERTIES NV INC
filed 2001-01-16
CIK 1096840

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

            [X] Annual Report Pursuant to Section 13 or 15(d) of the
            Securities Exchange Act of 1934 For the Fiscal Year Ended
                               September 30, 2000
                           Commission File No. 0-27159

                      National Residential Properties, Inc.
                 (Name of Small Business Issuer in its charter)

                        Nevada                      65-439467
           State or other jurisdiction of        (I.R.S. Employer
           Incorporation or organization        Identification No.)

                      2921 NW 6th Ave, Miami, Florida 33127
                    (Address of principal executive offices)

                                 (305) 573-8882
                 (Issuer's Telephone Number Including Area Code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock $.001 par value
                                (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
 Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
                                 Yes  x    No
                                    -----    -----


  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information: [ ]

      Statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB:[ ]

   State the aggregate market value of the voting stock (Common Stock) held by non-affiliates computed by reference to the price at which the stock was sold or the average bid and asked price of such stock, as of a specified date within the past sixty days. As of the close of business, January 10, 2001, the aggregate market value of the Company's Common Stock (based on the average of the ($.019) bid and ($..02) asked price) held by non-affiliates was $1,373,965.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     Number of shares outstanding of each of the issuer's classes of Common
               Stock as of January 4, 2001, was 76,974,119 shares.

        State issuer's revenues for its most recent fiscal year. $62,500.

      ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

    Check whether the issuer has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court
                                 Yes        No
                                     -----     -----
                    DOCUMENTS INCORPORATED BY REFERENCE: None

        FORM 10-KSB ANNUAL REPORT - FISCAL YEAR ENDED SEPTEMBER 30, 2000

                      NATIONAL RESIDENTIAL PROPERTIES, INC.


TABLE OF CONTENTS                                                          Page

PART I

Item 1.   Description of Business                                           3.
Item 2.   Description of Property                                          10.
Item 3.   Legal Proceedings                                                10.
Item 4. Submission of Matters to a Vote of Security Holders                10.

PART II

Item 5.   Market for Common Stock Equity and Related Stockholder Matters   11.
Item 6.   Management's Discussion and Analysis or Plan of Operation        13.
Item 6a.  Quantitative And Qualitative Disclosures About Market Risk       17.
Item 7.   Financial Statements                                             17.
Item 8.   Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure                                 17.
PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section  16(a) of the Exchange Act       18.
Item 10. Executive Compensation                                            19.
Item 11. Security Ownership of Certain Beneficial Owners and Management    20.
Item 12. Certain Relationships and Related Transactions                    21.
Item 13. Exhibits and Reports on Form 8-K                                  23.

SIGNATURE PAGE                                                             24.

Attachment:

INDEPENDENT AUDITOR'S REPORT AND
CONSOLIDATED FINANCIAL STATEMENTS, SEPTEMBER 30, 2000 AND 1999.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

(a)  BUSINESS DEVELOPMENT:

1.   GENERAL CORPORATE

National Residential Properties, Inc. was incorporated on October 18, 1971 in the State of Nevada, originally under the name of Mister Las Vegas, Inc. It is a fully reporting 12(g), 34 Act publicly traded company. The Company's business is residential real estate development and building construction services. The Company has undergone many changes to date as a result of certain reorganizations and changes in management. The current business evolved when National Rehab Properties, Inc. which was incorporated in Florida in 1993, completed a reverse merger with Mister Las Vegas, Inc. in 1994 and changed the name of the surviving Nevada Corporation to National Rehab Properties, Inc. On September 12, 2000, pursuant to a vote of the shareholders at the annual meeting of shareholders held at the offices of the Company, the shareholders of the Company voted to amend the Articles of Incorporation of the Company to change the name of the Company from National Rehab Properties, Inc. to "National Residential Properties, Inc." Effective after the September 12, 2000 meeting, the name of the Company is "National Residential Properties, Inc." The change of name was made in order to more clearly reflect the business of the Company. Historical changes are more fully disclosed in prior 34 Act filings. The Company's principal office is located at 2921 NW 6th Avenue, Miami, Florida 33127; its telephone number is (305) 573-8882; its facsimile number is (305) 571-8357. The Company has one operating subsidiary, Encore Services, Inc., a Florida Corporation, licensed as a Florida building contractor, and one inactive subsidiary, MAS Acquisition XV Corp., an Indiana Corporation.

The Company is currently authorized to issue 250,000,000 common shares, $0.001 par value, 76,974,119 of which are outstanding at the date of this report, and the Company is also has authorized 2,000,000 shares of $.001 par value Class A common, "super voting shares," with voting right equivalent to 20 common shares for each Class A share, 1,000,000 of which are outstanding at the date of this report. In January 1999, the Company completed a reverse split of its $.001 par value Common Stock on a 1 for 10 basis. All references to shares of Common Stock in this report take into account this 1 for 10 reverse split of $.001 par value Common Stock.

2.   CURRENT OPERATIONS

The Company's business is residential real estate development and building construction services. From 1993 until 1999, the Company's business concentrated in investing in and revitalizing single family homes in established older residential neighborhoods in urban areas. The Company either buys single unit vacant properties and builds single family homes or it buys abandoned homes and completes all renovations to the home followed by a sale of the home. During 1999, while retaining its efforts in the renovation of urban single family homes as one aspect of its business, the Company entered a second phase of business, the development, construction and ownership of multifamily housing projects. Beginning in the Fiscal Year ended September 1999, the Company initiated a program of acquisition of properties suitable for development as multifamily housing or multiple unit single family development tracts. Since 1999, the Company has purchased four tracts with the intention of building from 60 to 72 apartment units on each tract and one twenty acre citrus grove for single family home development. In April 2000, the Company acquired Encore Services, Inc., a bonded general construction contractor. The Company has four multifamily apartment projects and one single family home subdivision development as work in progress in various stages of development.

     OPERATING SUBSIDIARY
     --------------------

In April 2000, the Company acquired eighty percent of the outstanding shares of Encore Services, Inc., ("Encore") a licensed and bonded general construction contractor. Encore was incorporated in Florida on February 12, 1996. Encore acts as the general construction contractor for the Company's real estate development projects.

     PRINCIPAL OFFICE OF REGISTRANT
     ------------------------------

The Company's principal office is at 2921 NW 6th Avenue, Miami, Florida 33127. The Company's phone number is (305) 573-8882. The Company's operating subsidiary, Encore Services, Inc., is also located at such address. The principal offices of the Company and Encore are leased on a month to month basis by Encore Services.

     INACTIVE SUBSIDIARIES
     ---------------------

On February 10, 2000, the Company acquired all of the outstanding equity shares of MAS Acquisition XV Corp., an Indiana Corporation. MAS Acquisition XV Corp. was incorporated in 1998. At the time of the acquisition, MAS Acquisition XV Corp. had no active operations and the Company has yet to develop a business plan or operations within MAS Acquisition XV Corp. MAS Acquisition XV Corp. has no material assets or liabilities. In March 2000, the Company acquired all of the outstanding equity shares of Granada Grand, Inc. and Conquistador Maza, Inc., both Florida corporations. Granada Grand, Inc. and Conquistador Maza, Inc. have no material assets or liabilities.

3.   MANAGEMENT

On April 1, 2000, in conjunction with the acquisition of Encore Services, Inc., a Florida Corporation, Braulio Gutierrez, the previous sole shareholder of Encore, and an individual previously unaffiliated with the Company other than as a contractor on the Company's housing refurbishing projects, was appointed to the Board of Directors as a Director.

On September 12, 2000, the shareholders reelected Richard Astrom and Christopher Astrom, each of whom has been a Director of the Company since 1994, and Braulio Gutierrez, who was originally appointed as a board member on April 1, 2000, to the Board of Directors.

At a Board of Directors meeting held September 29, 2000, the Board of Directors voted to retain the following officers, each of whom has been an officer of the Company since 1994: Richard Astrom as President, CEO and Chairman of the Board of Directors, and Christopher Astrom as Secretary and Treasurer.

Current management of the Company consists of President and CEO, Richard Astrom, Secretary/Treasurer, Christopher Astrom, and Braulio Gutierrez as a non-officer Director of the Company. Please see Part III Item 9(b) "Business Experience." The Company is seeking unaffiliated persons willing to serve as outside Directors.

4. ACQUISITIONS, ASSET FORFEITURES, DISPOSITIONS AND TERMINATIONS OF CONTRACT RIGHTS

On April 1, 2000, the Company acquired, in a transaction exempt from registration, eighty percent of the common stock of Encore Services, Inc., a Florida Corporation, in exchange for (a) 250,000 shares of the Company's $.001 par value Common Stock issued to Braulio Gutierrez, and (b) an assignment and assumption agreement with Encore Services, Inc. whereby, with the assent of HLKT Holdings, L.L.C., Encore Services, Inc. assigned to the Company and the Company irrevocably and unconditionally assumed all the rights and obligations of Encore Services, Inc. under a $1,000,000 Convertible Debenture previously issued by Encore Services, Inc. to HLKT Holdings, L.L.C., a Colorado Limited Liability Company, on March 15, 2000. On April 1, 2000, Mr. Gutierrez was appointed as a Director of the Company. Commencing April 12, 2000, and continuing through June 28, 2000, the total $1,000,0000 face amount of the Debenture was presented to the Company's transfer agent for conversion in accordance with the terms of the Debenture to unrestricted $.001 par value Common Stock of the Company pursuant to the assignment and assumption agreement with Encore Services, Inc. A total of 28,856,464 shares of the Company's $.001 par value Common Stock were exchanged for the $1,000,000 Debenture, and an additional 140,023 shares of the Company's $.001 par value Common Stock were issued in payment of accrued interest on the Debenture.

As was reported on Form 8-K dated February 14, 2000, pursuant to a Stock Exchange Agreement (the "Exchange Agreement") dated as of February 10, 2000 between MRC Legal Services Corporation, a California Corporation, which entity is the controlling shareholder of MAS Acquisition XV Corp. ("MAS XV"), an Indiana corporation, and National Rehab Properties, Inc., a Nevada corporation, approximately 96.8% (8,250,000 shares) of the outstanding shares of common stock of MAS Acquisition XV Corp. were exchanged for 1,000,000 shares of Common Stock of National Rehab Properties, Inc. in a transaction in which the Company became the parent corporation of MAS XV. The additional shares representing 3.2% of MAS XV were subsequently acquired by the Company, making MAS XV a wholly owned subsidiary of the Company.

In March 2000, the Company acquired all of the outstanding equity shares of Granada Grand, Inc. and Conquistador Maza, Inc., both Florida corporations, for a total of $2,000 in cash. Granada Grand, Inc. and Conquistador Maza, Inc. have no material assets or liabilities.

As was reported on Form 8-K dated November 14, 2000, on September 25, 2000, the Company's subsidiary, 2217 Acquisition Inc. ("2217 Acquisition"), entered into an arm's-length contract (the "Real Estate Contract") with an unaffiliated entity to purchase a parcel of real estate (the "Real Estate") located at 2270 Southwest 32nd Avenue, Miami, Florida. To fund the acquisition of the Real

Estate, on October 10, 2000, 2217 Acquisition issued its 8% Series A $1,000,000.00 Senior Subordinated Convertible Redeemable Debenture due October 10, 2002 (the "2217 Acquisition Debenture"), together with underlying shares of 2217 Acquisition's common stock, par value $0.001, into which the 2217 Acquisition Debenture is convertible from time to time. After deducting the expenses of the investment, including projected interest payments, the net proceeds to be received by 2217 Acquisition aggregated approximately $795,000.00. The first installment of proceeds were received on October 27, 2000; the second have yet to be received. From these net proceeds, $300,000.00 was used to make the down payment on the Real Estate, with the balance of the purchase price to be funded by a purchase money first mortgage on the Real Estate given to the Seller and a new mortgage from a Miami, Florida, lending institution, the terms of which have yet to be decided upon. The balance of the net proceeds were allocated to, and will be used as, working capital.

Following the acquisition of the real estate by 2217 Acquisition, on October 31, 2000, 2217 Acquisition, Inc. was merged into the Company. By operation of law and pursuant to the Plan of Merger, the rights and obligations of 2217 Acquisition with respect to the Real Estate Contract and the 2217 Acquisition Debenture will inure to the benefit of and be binding upon the Company. In that connection, the 2217 Acquisition Debenture, together with the underlying shares of 2217 Acquisition's common stock, par value $0.001 per share, into which the 2217 Acquisition Debenture is convertible from time to time, shall be converted into an identical new debenture (the "New Debenture"), together with shares of underlying Common Stock, par value $0.001 per share, of the Company into which the New Debenture may be converted.

There were no asset forfeitures, dispositions and terminations of contract rights other than in the ordinary course of business of the Company

(b)  BUSINESS OF ISSUER:

The Company's business is residential real estate development and building construction services. From 1993 until 1999, the Company's business concentrated in investing in and revitalizing single family homes in established older residential neighborhoods in urban areas. The Company either bought single unit vacant properties and built resale single family homes on individual lots or it bought abandoned homes and completed all renovations to the home followed by a sale of the home. During 1999, while retaining its efforts in the renovation of urban single family homes as one aspect of its business, the Company entered a second phase of business, the development, construction and ownership of multifamily housing projects. Beginning in the fiscal year ended September 1999, the Company initiated a program of acquisition of properties suitable for development as multifamily housing or single family subdivision development tracts. Since 1999, the Company has purchased four tracts with the intention of building from 60 to 72 apartment units on each tract and one twenty acre citrus grove for a single family subdivision development. The Company has four multifamily apartment projects and on single family subdivision development as work in progress in various stages of development.

In April 2000, the Company acquired Encore Services, Inc., a bonded general construction contractor. Encore, an eighty percent owned subsidiary of the Company, was incorporated under the laws of the State of Florida. The construction portion of Company's building and development projects are now conducted through Encore with Encore as the general contractor. Encore is a licensed building contractor and with such status is able to secure building permits throughout the state of Florida. The Company's management believes that the acquisition of Encore will enable the Company to be more successful in the control of building costs, construction schedules and project costs.

     CURRENT STATUS AND OPERATIONS
     -----------------------------

The Company has two phases of business operations. In the first phase which began in 1993, the Company acquires single unit vacant properties and builds resale single family homes on individual lots or it buys abandoned homes and renovates the home for resale. During 1999, while retaining its efforts in the renovation of urban single family homes as one aspect of its business, the Company entered a second phase of business, the development, construction and ownership of multifamily housing projects. Beginning in the fiscal year ended September 1999, the Company initiated a program of acquisition of properties suitable for development as multifamily housing or multiple unit single family development tracts. Since 1999, the Company has purchased four tracts with the intention of building from 60 to 72 apartment units on each tract as well as a twenty acre citrus grove which the Company has successfully rezoned for a single family home subdivision development.

In 1999, the Company purchased land to build a sixty unit apartment building at the northern border of Coral Gables, a prestigious area of Miami. This project, known as Granada Grand, is in the permitting stage, with the construction loan scheduled to close in January 2001.

Also in 1999, the Company contracted to purchase land to build a sixty unit apartment building in a quality status neighborhood in Miami, Florida. The closing for the acquisition of the project as well as the construction loan for this project, to be known as Conquistador Plaza, is scheduled for January 2001.

In 2000, the Company purchased a site permitted for a sixty unit apartment building on Bay Harbor Island near Miami Beach, Florida. The Company intends to construct a sixty unit apartment project on this site. This project, known as Cosata del Sol, is in the planning and permitting stage.

Also in 2000, the Company purchased a multifamily housing site in Miami upon which the Company intends to build a seventy two unit apartment project. This project, called Barcelona Apartments, is in the planning and permitting stage.

In 2000, the Company closed on a twenty acre citrus grove in Vero Beach, Florida. The Company successfully rezoned the property to a single family development. It is anticipated that lots will be marketed to home buyers from northern states seeking to retire in Florida. In this project, known as Eagle Trace, the Company will either sell bare lots, allowing the buyer to employ his own architect and contractor, or build the home for the buyer as a total home package on a lot selected by the buyer.

(c)  GOVERNMENT REGULATION:

The Company's operations are subject to government regulation primarily by city and local zoning regulations, plat restrictions and housing quality and
component  requirements.   These  regulations  and  requirements  determine  the
available locations for multifamily housing projects, the size of individual lots, the number of apartment units which can be built on a project site, building heights, and various other specifications related to housing projects.

Under federal, state, and local environmental laws, ordinances, and regulations, the Company may be liable for removal or remediation costs, as well as other costs (such as fines or injuries to persons and property) where our employees may have arranged for removal, disposal, or treatment of hazardous or toxic substances. In addition, environmental laws impose liability for release of asbestos-containing materials into the air, and third parties can seek recovery from the Company for personal injury associated with those materials.

Legislation or materially different rules may be proposed and enacted at any time and may have a material adverse affect on the operations of the Company. At this time, the Company is unaware of any pending legislation or rule-making proceedings that would have a material adverse affect on the current operations of the Company.

     COMPETITION
     -----------

The Company has not experienced difficulty in locating investment opportunities. Management believes that ownership of properties in which the Company invests is highly fragmented among individuals, partnerships, public and private corporations, and REITs. No single entity or person dominates the market for such properties. At any given time, a significant number of apartment properties as well as individual lots and tracts suitable for single family homes are available for purchase in the various markets where the Company may seek additional acquisitions. Management believes that there is and will continue to be a strong demand for well-maintained, affordable housing in these markets and that the factors discussed above provide a market where a sufficient number of attractive investment opportunities will be available to allow the Company to continue to expand through acquisitions as well as through the development of new properties. However, since the success of any multifamily real estate investment is affected by factors outside of the Company's control, including general demand for home purchases, apartment living, interest rates, operating costs, and job growth, there can be no assurance that we will be successful in the Company's strategy to continue to expand through acquisitions and development.

     RESEARCH AND DEVELOPMENT
     ------------------------

The Company has not incurred, and does not expect to incur, significant research and development expenses.

     COPYRIGHTS, PATENTS, PROPRIETARY INFORMATION, AND TRADEMARKS
     ------------------------------------------------------------

The Company has no registered service marks, copyrights, or patents.

(d)  EMPLOYEES AND CONSULTANTS:

As of the date of this filing, the Company and its wholly owned subsidiary Encore employs a total of three (3) persons on a full time basis: Richard Astrom is the President and Chief Executive Officer of the Company and Christopher Astrom is the Secretary/Treasurer of the Company. Braulio Gutierrez is employed as the President of Encore, a subsidiary of the Company.

The Company periodically retains outside consultants such as attorneys, accountants, engineers, technicians and subcontractors to perform certain corporate administrative tasks as well as actual construction and development of real estate projects.

(e)  REAL ESTATE DEVELOPMENT INDUSTRY:

Ownership of properties in the categories of which the Company invests is highly fragmented among individuals, partnerships, public and private corporations, and REITs. No single entity or person dominates the market for such properties. At any given time, a significant number of apartment properties as well as individual lots and tracts suitable for single family homes are available for purchase in the various markets where the Company may seek additional acquisitions. Industry risks include environmental hazards; changes in general or local economic conditions; changes in interest rates and the availability of permanent mortgage financing which may render the acquisition, sale, or refinancing of a property difficult or unattractive and which may make debt service burdensome; changes in real estate and zoning laws; changes in income taxes, real estate taxes, or federal or local economic or rent controls; floods, earthquakes, and other acts of nature; and other factors beyond the control of any firm involved in the real estate development industry. The illiquidity of real estate investments generally may impair an industry participant's ability to respond promptly to changing circumstances.

     RISK FACTORS
     ------------

Certain Factors Associated with Real Estate and Related Investments. The Company is subject to the risks associated with ownership, operation, and financing of real estate. These risks include, but are not limited to, liability for environmental hazards; changes in general or local economic conditions; changes in interest rates and the availability of permanent mortgage financing which may render the acquisition, sale, or refinancing of a property difficult or unattractive and which may make debt service burdensome; changes in real estate and zoning laws; changes in income taxes, real estate taxes, or federal or local economic or rent controls; floods, earthquakes, and other acts of nature; and other factors beyond the company's control. The illiquidity of real estate investments generally may impair the Company's ability to respond promptly to changing circumstances.

Under federal, state, and local environmental laws, ordinances, and regulations, the Company may be liable for removal or remediation costs, as well as other costs (such as fines or injuries to persons and property) where our employees may have arranged for removal, disposal, or treatment of hazardous or toxic substances. In addition, environmental laws impose liability for release of asbestos-containing materials into the air, and third parties can seek recovery from the Company for personal injury associated with those materials.

Certain Factors Associated with the Company and its Business. The securities of the Company are speculative and involve a high degree of risk, including, but not necessarily limited to, the factors affecting operating results described below. The statements which are not historical facts contained in this report, including statements containing words such as "believes," "expects," "intends," "estimates," "anticipates," or similar expressions, are "forward looking statements" (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties including, but not limited to, the factors set forth below (see also "Forward Looking Statements").

Limited Revenues; Limited Relevant Operating History; Significant and Continuing Operating Losses; Negative Cash Flow; Accumulated Deficit. Since its inception, the Company has been engaged primarily in development of real estate, and has had limited revenues from sales of its properties. Accordingly, the Company has a limited relevant operating history upon which an evaluation of its prospects can be made. Such prospects must be considered in light of the risks, expenses and difficulties frequently encountered in the establishment of a relatively new business in the real estate development industry, which is a continually evolving industry characterized by an increasing number of market entrants and intense competition, as well as the risks, expenses and difficulties encountered in the real estate development and building construction business. The Company has incurred operating losses in each quarter since inception and on September 30, 2000, the Company had an accumulated deficit of approximately $959,212. There can be no assurance that the Company will be successful in generating revenues at a sufficient quantity or margin or that the Company will ever achieve profitable operations.

Significant Capital Requirements; Need for Additional Capital; Explanatory Paragraph in Accountant's Report. The Company's capital requirements have been and will continue to be significant. The Company has been dependent primarily on the private placement of equity securities and debt financings. The Company anticipates, based on its current proposed growth plans and assumptions relating to its growth and operations, that the proceeds from the existing private placements and borrowings and planned revenues will be sufficient to satisfy the Company's contemplated cash requirements for the next 12 months. In the event that the Company's plans change or its assumptions prove to be inaccurate (due to unanticipated expenses, delays, problems, or otherwise), the Company would be required to seek additional funding sooner than anticipated. Any such additional funding could be in the form of additional equity capital. The Company is currently pursuing potential funding opportunities. However, there can be no assurance that any of such opportunities will result in actual funding or that additional financing will be available to the Company when needed, on commercially reasonable terms, or at all. If the Company is unable to obtain additional financing if needed, it will likely be required to curtail its real estate development plans and may possibly cease its operations. Any additional equity financings may involve substantial dilution to the Company's then-existing shareholders.

Management of Growth and Attraction and Retention of Key Personnel. Management of the Company's growth may place a considerable strain on the Company's management, operations and systems. The Company's ability to execute any future business strategy will depend in part upon its ability to manage the demands of a growing business. Any failure of the Company's management team to effectively manage growth could have a material adverse affect on the Company's business, financial condition or results of operations. The Company's future success depends in large part on the continued service of its key management personnel. The Company believes that its future success also depends on its ability to attract and retain skilled technical, managerial and marketing personnel. Competition for qualified personnel is intense. The Company has from time to time experienced difficulties in recruiting qualified personnel. Failure by the Company to attract and retain the personnel it requires could have a material adverse affect on the financial condition and results of operations of the Company.

Lack of Dividend History; No Dividends. The Company has never paid dividends on its Common Stock and intends to utilize any earnings for growth of its business. Therefore, the Company does not intend to pay cash dividends for the foreseeable future. This lack of dividends and a dividend history may adversely affect the liquidity and value of the Company's Common Stock.

Possible Volatility of Market Price. The Company's Common Stock has been traded on the OTC Bulletin Board since 1994. The Company believes that factors such as (but not limited to) announcements of developments related to the Company's business, fluctuations in the Company's quarterly or annual operating results, failure to meet securities analysts' expectations, general conditions in the international marketplace and the worldwide economy, announcements of technological innovations or new systems or enhancements by the Company or its competitors, interest rate changes or money supply fluctuations and developments in the Company's relationships with clients and suppliers could cause the price of the Company's Common Stock to fluctuate, perhaps substantially. In recent years the stock market has experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. Such fluctuations could adversely affect the market price of the Company's Common Stock.

OTC Bulletin Board Listing Requirements. Under the new rules for continued listing on the Bulletin Board, OTC traded firms are required to become and remain fully reporting under Section 12 of the 1934 Securities and Exchange Act. Although the Company intends to complete all future required filings on a timely basis, there can be no assurance that its $.001 par value Common Stock (NRPI) will not be de-listed from the Bulletin Board. If de-listed, the market will almost certainly reflect a depressive effect on the price of the Company's Common Stock.

Penny Stock Regulations and Requirements for Low Priced Stock. The Commission adopted regulations which generally define a "penny stock" to be any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Based upon the price of the Company's Common Stock as currently traded on the OTC Bulletin Board, the Company's stock is subject to Rule 15g-9 under the Exchange Act which imposes additional sales practice requirements on broker-dealers which sell securities to persons other than established customers and "accredited investors." For transactions covered by this Rule, a broker-dealer must make a special suitability determination for the purchaser and have received a purchasers written consent to the transaction prior to sale. Consequently, the Rule may have a negative effect on the ability of shareholders to sell common shares of the Company in the secondary market.

Stock prices are unpredictable. General market price declines or market volatility in the future could be negative with respect to the price of our Common Stock. In recent years, the stock markets in general, and securities of small capitalization companies in particular, have experienced extreme price fluctuations in response to such occurrences as quarterly variations in operating results, changes in earnings estimates, and announcements concerning strategic relationships and other events or facts. This pattern of extreme volatility in the stock market, which in many cases was unrelated to actual operating performance, could cause the price of the Company's Common Stock to go down.

The Company Will Need Additional Funds. The Company will require substantial additional funding to further its real estate operations and business objectives. Although management believes that such funds will become available from sources including cash flow from business operations, bank loans, mortgage loans or sale of additional stock, it has not formulated any specific plan for raising additional funds, including sale of additional equity securities, as of the date of this report. If the Company's capital is insufficient to conduct its business and if the Company is unable to obtain needed financing, it will be unable to pursue its business plan. Management has not thoroughly investigated whether this capital would be available, who would provide it, and on what terms. If the Company is unable to raise the capital required to fund its proposed projects, on acceptable terms, its business may be seriously harmed or even terminated. It is not certain that the Company will be able to obtain additional funding or, if obtained, that the terms of such funding would be favorable. This means that investor's shares of Common Stock could lose much of their value.

Management Controls the Company's Funds. Management has broad discretion over how to spend the funds held by the Company. Although management will endeavor to act in the best interests of the shareholders, there can be no assurance that the decision to utilize proceeds will prove profitable to the Company.

The Company May Not be Successful. The Company competes in a competitive market of real estate development and housing construction. The Company's prospects for success will depend on management's ability to successfully market its lots or houses to buyers and its apartment projects to renters. As a result, demand and market acceptance for our houses and apartment projects is subject to a high level of uncertainty. The Company currently has limited financial, personnel and other resources to undertake the extensive activities that will be necessary to acquire property and build apartment complexes, houses and related real estate projects. If the Company is unable to expand its marketing efforts, it will not generate substantial additional revenues. Investors should be aware that if the Company is not successful in the operation of its current business, or any future acquisition endeavors, each investors entire investment in the Common Stock of the Company could become worthless. Even if the Company is successful in our operations and potential acquisitions, it is not certain that investors will derive a profit from investment in the Company.

The Company Relies on its Management. The Company is dependent upon the members of management set forth herein. If the current management is no longer able to provide services to the Company, its business will be negatively affected. No member of management is currently serving under a written employment agreement.

Additional Equity Financing May Affect Investor's Ability to Sell Common Stock. The Company's Common Stock currently trades on the OTC Bulletin Board under the symbol NRPI. Stocks trading on the OTC Bulletin Board generally attract a smaller number of market makers and a less active public market and may be subject to significant volatility. If the Company raises additional money from the sale of its Common Stock, the market price could drop and investor's ability to sell stock could be diminished.

Super Voting Rights Granted to Current Management. Our board of Directors can issue "super voting" Class A Common Stock without shareholder consent and dilute the voting rights or otherwise significantly affect the rights of existing shareholders. The present principal shareholders will maintain voting control of the Company based on the issuance of 1,000,000 Class A common shares on June 17, 1999, which entitle the holder thereof (Christopher Astrom) to 20 Common Stock equivalent votes for every Class A share held. The purpose of issuing these shares is to ensure that current management will maintain control of the Company despite maintaining beneficial ownership of less than a majority of the shares of the Company's Common Stock. An additional 1,000,000 of the authorized 2,000,000 shares of Class A Common Stock is available for issuance. The Class A Common Stock is non-transferable except to a family member. Furthermore, the disproportionate vote afforded the Class A Common Stock will prevent or impede potential acquirers from seeking to acquire control of the Company, which could have a depressive effect on the price of our Common Stock.

FORWARD-LOOKING STATEMENTS. A number of the matters and subject areas discussed in the foregoing "Risk Factors" section and elsewhere in this Form 10-KSB Report that are not historical or current facts deal with potential future circumstances and developments. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from the Company's actual future experience involving any one or more of such matters and subject areas. The Company has attempted to identify, in context, certain of the factors that it currently believes may cause actual future experience and results to differ from the Company's current expectations regarding the relevant matter or subject area. The operation and results of the Company's real estate development business also may be subject to the effect of other risks and uncertainties in addition to the relevant qualifying factors identified elsewhere in the foregoing "Risk Factors" section, including, but not limited to, general economic conditions in the geographic areas and occupational market segments (such as, for example, construction, delivery, and real estate management services) that the Company is targeting for its apartment units, the ability to achieve adequate occupancy levels, access to sufficient debt or equity capital to meet the Company's operating and financing needs, the quality and price of similar or comparable housing offered or to be offered by the Company's competitors, future legislative or regulatory actions relating to real estate activities and real estate financing, other housing trends generally and other risks and uncertainties described from time to time in the Company's reports filed with the Commission.

ITEM 2.  DESCRIPTION OF PROPERTY

CORPORATE OFFICE:

The Company shares offices with Encore Builders, Inc., a corporation wholly owned by a Director of the Company. The Company pays no rent for its space. Encore Builders, Inc. leases approximately 4000 square feet of combination warehouse and executive office space at 2921 NW 6th Avenue, Miami, Florida 33127. The lease is a month to month lease. All corporate, administrative, accounting and operational functions are carried out from the corporate headquarters. The leased facility consists of approximately 4000 square feet of a combination office and warehouse; approximately six hundred square feet of office space is utilized by the Company and eight hundred square feet of office space and twenty six hundred feet of warehouse space is utilized by Encore Builders, Inc. in its operations. This leased space is 90% utilized for Company purposes and is adequate for the Company's current needs.

At December 31, 1999, our real estate portfolio consisted of five properties in various stages of development, all of which were owned by the Company, including four apartment communities in various stages of construction and one subdivision development of lots for single family homes. We believe our properties are adequately covered by liability and casualty insurance, consistent with industry standards.

The following summarizes certain information about our apartment and single family home properties:

In 1999, the Company purchased land to build a sixty unit apartment building at the northern border of Coral Gables, a prestigious area of Miami. This project, known as Granada Grand, is in the permitting stage, with the construction loan scheduled to close in January 2001.

Also in 1999, the Company contracted to purchase land to build a sixty unit apartment building in a quality status neighborhood in Miami, Florida. The closing for the acquisition of the project as well as the construction loan for this project, to be known as Conquistador Plaza, is scheduled for January 2001.

In 2000, the Company purchased a site permitted for a sixty unit apartment building on Bay Harbor Island near Miami Beach, Florida. The Company intends to construct a sixty unit apartment project on this site. This project, known as Cosata del Sol, is in the planning and permitting stage.

Also in 2000, the Company purchased a multifamily housing site in Miami upon which the Company intends to build a seventy two unit apartment project. This project, called Barcelona Apartments, is in the planning and permitting stage.

In 2000, the Company closed on a twenty acre citrus grove in Vero Beach, Florida. The Company successfully rezoned the property to a single family development. It is anticipated that lots will be marketed to home buyers from northern states seeking to retire in Florida. In this project, known as Eagle Trace, the Company will either sell bare lots, allowing the buyer to employ his own architect and contractor, or build the home for the buyer as a total home package on a lot selected by the buyer.

The Company also has in inventory six single family homes, three of which have buyers with purchase contracts awaiting buyer qualification and home loan approval.

ITEM 3.  LEGAL PROCEEDINGS

No non-course of business or other material legal proceedings, to which the Company is a party or to which the property of the Company is subject, is pending or known by the Company to be contemplated.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

On September 12, 2000 pursuant to a vote of the shareholders at the annual meeting of shareholders held at the offices of the Company, the shareholders of the Company voted to amend the Articles of Incorporation of the Company to change the name of the

Company from National Rehab Properties, Inc. to "National Residential Properties, Inc." Effective after the September 12, 2000 meeting, the name of the Company is "National Residential Properties, Inc." The change of name was made in order to more clearly reflect the business of the company. Additionally, at the same annual meeting, the following persons, each of whom was an existing Director, were elected to the board of Directors: Richard Astrom, Christopher Astrom and Braulio Gutierrez, by a majority of the votes represented at the meeting.

On October 10, 2000, the Company amended the Articles of Incorporation of the Company by increasing the authorized shares of the Company's $.001 par value Common Stock from 40,000,000 to 250,000,000 shares. No proxy statement was issued and no shareholder proxies were solicited or accepted, such action being adopted by written consent in lieu of a combined special meeting of Directors and shareholders.

The results of the special combined Director and shareholder meeting were previously reported in the Form 8-K filed October 17, 2000. No matters have been submitted to the shareholders since the September 12, 2000 annual meeting of shareholders.

                                     PART II

ITEM 5.  MARKET FOR COMMON STOCK EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)  MARKET INFORMATION.

The principal market of the Company's $.001 par value Common Stock, its only trading class of equity securities, is the NASD Electronic Bulletin Board over-the-counter market. The Company's Common Stock currently trades under the symbol "NRPI. The Company has approximately 2,400 shareholders of record. The Company's transfer agent is High Country Transfer Agency, Inc. 914 W. Cheyenne Road, P.O. Box 60371, Colorado Springs, Colorado 80906.

The following table indicates the quarterly high and low bid market price ranges of the Company's Common Stock in the over-the-counter market on the Electronic Bulletin Board for the fiscal years ended September 30, 1999 and September 30, 2000, as reported by the Nasdaq-Amex Market Group, an NASD company. The information supplied represents quotations between dealers that does not include retail markups, markdowns or commissions, actual transactions and any adjustments for stock dividends. In January 1999, the Company completed a reverse split of its $.001 par value Common Stock on a 1 for 10 basis. All references to shares of Common Stock in this report take into account this 1 for 10 reverse split of $.001 par value Common Stock.

                                                                  BID       BID
                                                                HIGH ($)  LOW($)
                                                               --------   ------

FISCAL 1999:
     First Quarter: October 1, 1998 through December 31, 1998   $0.53     $0.48
     Second Quarter: January 1, 1999 through March 31, 1999     $0.49     $0.42
     Third Quarter: April 1, 1999 through June 30, 1999         $0.25     $0.22
     Fourth Quarter: July 1, 1999 through September  30, 1999   $0.36     $0.11

FISCAL 2000:
     First Quarter: October 1, 1999 through December 31, 1999   $0.36     $0.10
     Second Quarter: January 1, 2000 through March 31, 2000     $0.31     $0.13
     Third Quarter: April 1, 2000 through June 30, 2000         $0.16     $0.05
     Fourth Quarter: July 1, 2000 through September 30, 2000    $0.07     $0.03

(b)  HOLDERS:

As of January 4, 2001, the approximate number of holders of record of shares of the Company's Common Stock, $.001 par value per share, the Company's only class of trading securities, was believed by management to be as follows:

                  Title of Class           Number of Record Holders
                  --------------           ------------------------

              Common Stock, $.001 par               2,400

(c)  DIVIDENDS:

The Company has paid no dividends during fiscal years ended September 30, 2000, September 30, 1999, or to the present date. Other than the requirements of the Nevada Revised Statutes that dividends be paid out of capital surplus only and that the declaration and payment of a dividend not render the Company insolvent, there are no restrictions on the Company's present or future ability to pay dividends.

The payment by the Company of dividends, if any, in the future rests within the discretion of its Board of Directors and will depend, among other things, upon the Company's earnings, its capital requirements and its financial condition, as well as other relevant factors. There is no current plan to pay dividends.

     UNREGISTERED SHARES ISSUED
     --------------------------

The following shares of the Company's $.001 par value Common Stock were issued without registration to the named entities during the fiscal year ended September 30, 2000, which the Company believed to be exempt from registration requirement as a nonpublic offering.


     DATE     NUMBER OF SHARES               ISSUED TO                          CONSIDERATION

10/01/1999 to    5,056,818     Bondholders                            Debenture Conversions
  12/31/2000
  10/13/1999       227,272     Consultant                             Consulting Services
  11/30/2000       308,333     Consultant                             Consulting Services
  12/07/1999       250,000     Consultant                             Consulting Services
  02/10/2000       455,000     MRC Legal Services LLC                 MAS XV Acquisition Agreement*
  02/10/2000       140,000     Brian A. Lebrecht                      MAS XV Acquisition Agreement*
  02/10/2000       105,000     Vi Bui                                 MAS XV Acquisition Agreement*
  02/10/2000       125,000     MAS Capital, Inc.                      MAS XV Acquisition Agreement*
  02/10/2000        87,500     James Stubler                          MAS XV Acquisition Agreement*
  02/10/2000        87,500     Portfolio Investment Strategies, Inc.  MAX XV Acquisition Agreement*
  02/10/2000       260,000     M. Richard Cutler                      Consulting Agreement**
  02/10/2000        80,000     Brian Lebrecht                         Consulting Agreement**
  02/10/2000        60,000     Vi Bui                                 Consulting Agreement**
  02/10/2000        50,000     James Stubler                          Consulting Agreement**
  02/10/2000        50,000     Samuel Eisenberg                       Consulting Agreement**
  04/01/2000       250,000     Braulio Gutierrez                      80% of Equity in Encore Services, Inc.
  04/03/2000     6,000,000     Christopher Astrom                     $6,000,000 Option Price of Shares***
  04/12/2000    29,136,510     HLKT Holdings, L.L.C.                  Assignment of $1,000,000 Debenture****
  05/02/2000       250,000     Yeshiva Gedoluh of Midwood             Charitable Donation


----------------------
*Pursuant to a Stock Exchange Agreement (the "Exchange Agreement") dated as of February 10, 2000, between MRC Legal Services Corporation, a California Corporation, which entity is the controlling shareholder of MAS Acquisition XV Corp. ("MAS XV"), an Indiana corporation, and the Company, in which approximately 96.8% (8,250,000 shares) of the outstanding shares of common stock of MAS Acquisition XV Corp. were exchanged with the shareholders of MAS XV for 1,000,000 shares of Common Stock of the Company. in a transaction in which the Company became the parent corporation of MAS XV.

**On February 10, 2000, the Company entered into a consulting agreement between the Company and the following individual professional persons who acted as consultants to the Company: M. Richard Cutler, Brian A. Lebrecht, Vi Bui, James Stubler and Samuel Eisenberg for services involving consultation, advice and counsel with respect to the negotiation and completion of the stock exchange between the Company and MAS XV. In addition to cash compensation, the agreement called for issuance of a total of 500,000 shares of the Company to be issued to the consultants together with an obligation for the Company to register such shares on Form S-8 at the Company's sole expense. This obligation was completed in February 2000.

***On March 1, 1999, Christopher Astrom was granted options to acquire 6,000,000 shares of Common Stock at a price of $.001 per share. On April 3, 2000, Mr. Astrom exercised his option and acquired 6,000,000 shares of the Company's $.001 par value Common Stock for payment of $6,000. These options were authorized and awarded to Mr. Christopher Astrom by a written consent in lieu of combined special meeting of Directors and Shareholders held on March 1, 1999. The options were granted to Christopher Astrom in consideration for waiver of compensation during 1996 and 1997.

**** On April 1, 2000, the Company acquired, in a transaction exempt from registration, eighty percent of the common stock of Encore Services, Inc., a Florida Corporation, and, with the assent of HLKT Holdings, L.L.C., Encore Services, Inc. assigned to the Company and the Company irrevocably and unconditionally assumed all the rights and obligations of Encore Services, Inc. under a $1,000,000 Convertible Debenture previously issued by Encore Services, Inc. to HLKT Holdings, L.L.C., a Colorado Limited Liability Company, on March 15, 2000. Commencing April 12, 2000, and continuing through June 28, 2000, the total $1,000,000 face amount of the Debenture was presented to the Company's transfer agent for conversion in accordance with the terms of the Debenture to unrestricted $.001 par value Common Stock of the Company pursuant to the assignment and assumption agreement with Encore Services, Inc. A total of 28,856,464 shares of the Company's $.001 par value Common Stock were exchanged for the $1,000,000 Debenture, and an additional 140,023 shares of the Company's $.001 par value Common Stock were issued in payment of accrued interest on the Debenture.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS
--------------------------

The foregoing and subsequent discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These forward-looking statements include the plans and objectives of management for future operations, including plans and objectives relating to the possible further capitalization and potential acquisitions of or mergers with operating companies. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-KSB will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

The following is a discussion of the consolidated financial condition and results of operations of the Company for the fiscal years ended September 30, 2000, and September 30, 1999, which should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included elsewhere in this report.

Statements contained herein that are not historical facts are forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation, fluctuations in demand, loss of subscribers, the quality and price of similar or comparable housing projects, the existence of well-established competitors who have substantially greater financial resources and longer operating histories, regulatory delays or denials, ability to complete intended construction, termination of proposed transactions, access to sources of capital, adverse results in litigation, consequences of actions by regulatory or housing and mortgage authorities, general economics and the risks discussed under "Business--Risk Factors" in this report.

(a)  PLAN OF OPERATION:

     CURRENT STATUS AND OPERATIONS
     -----------------------------

Subsequent to the year ended September 30, 1999, the Company changed its operational direction from that of building or remodeling relatively low cost "starter" homes to the business of developing multifamily housing projects. As a result of this change in operations, although projects are in the development stage, only limited revenues were generated in the twelve month period ended
September 30, 2000. The Company's financial statements are therefore not indicative of anticipated revenues which may be attained or expenditures which may be incurred by the Company in future periods. The Company's ability to achieve profitable operations is subject to the validity of its assumptions and risk factors within the industry and pertaining to the Company. The market for real estate development and housing construction is highly competitive and subject to economic changes, regulatory developments and emerging industry standards. We believe that the principal competitive factors in its markets are conformance to building standards, reliability, safety, price and quality of its final product. There can be no assurance that the Company will compete successfully in the future with respect to these or other factors.

The Company has two phases of business operations. In the first phase which began in 1993, the Company acquires single unit vacant properties and builds resale single family homes on individual lots or it buys abandoned homes and renovates the home for resale. During 1999, while retaining its efforts in the renovation of urban single family homes as one aspect of its business, the Company entered a second phase of business, the development, construction and ownership of multifamily housing projects. Beginning in the fiscal year ended September 1999, the Company initiated a program of acquisition of properties suitable for development as multifamily housing or multiple unit single family development tracts. Since 1999, the Company has purchased four tracts with the intention of building from 60 to 72 apartment units on each tract as well as a twenty acre citrus grove which the Company has successfully rezoned for single family home development. In April 2000, the Company acquired Encore Services, Inc., a bonded general construction contractor. Encore, an eighty percent owned subsidiary of the Company, was incorporated under the laws of the State of Florida. The Company's building and development projects are now conducted through Encore. Encore is a licensed building contractor and with such status is able to secure building permits throughout the state of Florida. The Company's management believes that the acquisition of Encore will enable the Company to be more successful in the control of building costs, construction schedules and project costs.

In 1999, the Company purchased land to build a sixty unit apartment building at the northern border of Coral Gables, a prestigious area of Miami. This project, known as Granada Grand, is in the permitting stage, with the construction loan scheduled to close in January 2001.

Also in 1999, the Company contracted to purchase land to build a sixty unit apartment building in a quality status neighborhood in Miami, Florida. The closing for the acquisition of the project as well as the construction loan for this project, to be known as Conquistador Plaza, is scheduled for January 2001.

In 2000, the Company purchased a site permitted for a sixty unit apartment building on Bay Harbor Island near Miami Beach, Florida. The Company intends to construct a sixty unit apartment project on this site. This project, known as Cosata del Sol, is in the planning and permitting stage.

Also in 2000, the Company purchased a multifamily housing site in Miami upon which the Company intends to build a seventy two unit apartment project. This project, called Barcelona Apartments, is in the planning and permitting stage.

In 2000, the Company closed on a twenty acre citrus grove in Vero Beach, Florida. The Company successfully rezoned the property to a single family development. It is anticipated that lots will be marketed to home buyers from northern states seeking to retire in Florida. In this project, known as Eagle Trace, the Company will either sell bare lots, allowing the buyer to employ his own architect and contractor, or build the home for the buyer as a total home package on a lot selected by the buyer.

The Company anticipates completing and marketing these projects during the next two fiscal years. Managements intends to secure additional apartment and single family housing projects similar to the previously described development in progress over the next two years in order to bring the Company's total projects in development to a total of eight projects in various stages of completion at all times. In the future it is anticipated that one project would be completed and marketed in each quarter in order to establish consistent cash flow to the Company.

(b) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Company reported a net loss of $541,757 for the year ended September 30, 2000, and a net loss of $259,509 for the year ended September 30, 1999, and has reported net losses of approximately $1,000,000 from inception to September 30, 2000. As reported on the consolidated statements of cash flows, the Company incurred deficient cash flows from operating activities of $759,185 and $2,113,174 for the years ended September 30, 1999 and 2000, respectively. To date, these losses and cash flow deficiencies have been financed principally through the sale of Common Stock and issuance of short and long-term debt which includes related party debt. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining profitable operations. Although a portion of convertible debt was liquidated through the issuance of Common Stock, no assurances can be given that the sources of borrowings would continue. The Company is highly leveraged and a number of developments over the past year had material adverse effects on the Company. The Company has a significant investment in real estate in the development stage, the recoverability of which is dependent upon the success of future events.

Management is endeavoring to develop a strategic plan to raise private mortgage financing, develop a management team, maintain reporting compliance and complete its existing real estate projects. Richard Astrom and Christopher Astrom are required by lenders to personally guarantee mortgage loans obtained by the Company in its real estate development projects.

Should the Company be successful in obtaining substantial additional debt financing, management plans to seek acquisitions of additional real estate for development projects. Managements intends to secure sufficient apartment and single family housing projects similar to the previously described development in progress over the next two years in order to bring the Company's total projects in development to a total of eight projects in various stages of completion at all times. There can be no assurances that the Company will be successful in the implementation of its plan for expansion and its overall business plan.

From October 1, 2000, to the end of fiscal year ended September 30, 2001, the Company estimates its cash needs to maintain operations under its current negative cash flow situation is $240,000. This amount is composed of $240,000 for working capital assuming that current operations continue in its present status and mortgage funding now in place for various projects remains viable. These amounts include offsets for anticipated amounts of cash generated from the current operations. The monthly costs of our corporate offices are estimated to be approximately $20,000 per month. The monthly expense of $20,000 includes payroll, payroll taxes, dues and subscriptions, utilities for the corporate offices, health insurance for the employees, general liability insurance, office supplies, postage and freight, professional fees for accounting, legal and other consultants, corporate office rent, repairs and maintenance primarily for office equipment, telephone expenses and travel and entertainment. There can be no assurances that the Company will be able to successfully obtain the additional financings or will be otherwise able to obtain sufficient financing to consummate the Company's business plan.

The Company has limited capitalization and is dependent on the proceeds of private or exempt offerings to continue as a going concern and implementing a business plan. All during fiscal 2000 and to the date of this filing, the Company has had and continues to have a substantial need for working capital for normal operating expenses associated with the Company continuing as a going concern. This lack of cash has slowed its ability to acquire and construct properties or other productive assets and initiate revenue producing operations. Any activity in the real estate development industry requires adequate financing and on-going funding sources. The Company has entered this industry with limited financing and funding sources. The Company is currently in discussions with one or more entities for private mortgage funding financing package(s).

     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------

Prior to inception as a publicly owned company, the Company relied primarily upon loans originated by the Company's President, Richard Astrom. These loans helped to finance working capital needs when operations did not provide enough cash flow. Additionally, the Company has relied upon bank financing to acquire properties and pay operational costs. The bank financing has required the personal guarantees of Richard Astrom and Christopher Astrom. In the future, the Company will need to acquire additional financing for the Company with the proceeds of mortgage funding or public or private offerings of stock or debt instruments. Future funding needs will arise from business expansion and/or improvements to our financial lending structure. The Company does not have a schedule of future funds to be acquired and quantified because it is difficult to estimate when, or if, business expansion will occur , or when, or if, financial lucrative opportunities present themselves. If funds are required in the future, they may be generated from stock sales, debt issuance or from the mortgaging of real estate. There can be no assurance that any such funds will be available on favorable terms and conditions when the capital is required.

From January through August, 1999, the Company raised $557,500 from the sale and/or conversion into Common Stock of senior subordinated debentures. In addition, the Company raised $211,500 from the sale of its restricted stock during the 1999 fiscal year.

On April 1, 2000, the Company acquired, in a transaction exempt from registration, eighty percent of the common stock of Encore Services, Inc., a Florida Corporation, in exchange for (a) 250,000 shares of the Company's $.001 par value Common Stock issued to Braulio Gutierrez, and (b) an assignment and assumption agreement with Encore Services, Inc. whereby, with the assent of HLKT Holdings, L.L.C., Encore Services, Inc. assigned to the Company and the Company irrevocably and unconditionally assumed all the rights and obligations of Encore Services, Inc. under a $1,000,000 Convertible Debenture previously issued by Encore Services, Inc. to HLKT Holdings, L.L.C., a Colorado Limited Liability Company, on March 15, 2000. Commencing April 12, 2000 and continuing through June 28, 2000, the total $1,000,000 face amount of the Debenture was presented to the Company's transfer agent for conversion in accordance with the terms of the Debenture to unrestricted $.001 par value Common Stock of the Company pursuant to the assignment and assumption agreement with Encore Services, Inc. A total of 28,856,464 shares of the Company's $.001 par value Common Stock were exchanged for the $1,000,000 Debenture, and an additional 140,023 shares of the Company's $.001 par value Common Stock were issued in payment of accrued interest on the Debenture.

On September 25, 2000, the Company's wholly owned subsidiary, 2217 Acquisition Inc. ("2217 Acquisition"), entered into an arm's-length contract (the "Real Estate Contract") with an unaffiliated entity to purchase a parcel of real estate (the "Real Estate") located at 2270 Southwest 32nd Avenue, Miami, Florida. To fund the acquisition of the Real Estate, on October 10, 2000, 2217 Acquisition issued its 8% Series A $1,000,000 Senior Subordinated Convertible Redeemable Debenture due October 10, 2002 (the "2217 Acquisition Debenture"), together with underlying shares of 2217 Acquisition's common stock, par value $0.001, into which the 2217 Acquisition Debenture is convertible from time to time. After deducting the expenses of the investment, including projected interest payments, the net proceeds to be received by 2217 Acquisition aggregated approximately $795,000. The first installment of proceeds were received on October 27, 2000; the second have yet to be received. From these net proceeds, $300,000 was used to make the down payment on the Real Estate, with the balance of the purchase price to be funded by a purchase money first mortgage on the Real Estate given to the Seller and a new mortgage from a Miami, Florida, lending institution, the terms of which have yet to be decided upon. The balance of the net proceeds were allocated to, and will be used as, working capital.

     ENVIRONMENTAL MATTERS
     ---------------------

Under federal, state, and local environmental laws, ordinances, and regulations, the Company may be liable for removal or remediation costs, as well as other costs (such as fines or injuries to persons and property) where Company employees may have arranged for removal, disposal, or treatment of hazardous or toxic substances. In addition, environmental laws impose liability for release of asbestos-containing materials into the air, and third parties can seek recovery from the Company for personal injury associated with those materials. The Company is not aware of any liability relating to these matters that would have a material adverse effect on our business, financial position, or results of operations.

     INCOME TAXES
     ------------

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company has net operating losses (NOL) of approximately $1,000,000.

        Deferred tax benefit (34% statutory rate)            $340,000
        Valuation Allowance                                  $340,000
                                                             --------
        Net Benefit                                          $  - 0 -
                                                             ========

Due to the uncertainty of utilizing the NOL and recognizing the deferred tax benefit, an offsetting valuation allowance has been provided.

(e)  RESULTS OF OPERATIONS:

Fiscal Year Ended September 30, 2000

Subsequent to the year ended September 30, 2000, the Company changed its operational direction from that of building or remodeling relatively low cost "starter" homes to the business of developing multifamily housing projects. As a result of this change in operations, although projects are in the development stage, only limited revenues were generated in the twelve month period ended
September 30, 2000. The Company's financial statements are therefore not indicative of anticipated revenues which may be attained or expenditures which may be incurred by the Company in future periods. For the year ended September 30, 2000, the Company recorded a net loss before other income and expense of $588,712 and a net loss of $541,757 with a net loss per common share of $0.02. For the year ended September 30, 1999, the Company recorded a net loss before other income and expense of $253,873 and a net loss of $259,509 with a net loss per common share of $0.08. As of September 30, 2000, the Company incurred direct operating expenses of $591,066 associated with the administration and limited operations of the Company compared to $509,543 reported in the year ended September 30, 1999, an increase of $81,523 from similar expenses incurred during the year ended September 30, 1999. The major reasons for the increase in expense were due to increased size of real estate development operations, legal and consulting fees related to subsidiary acquisitions, fees related to capital acquired through debenture conversion transactions and compensation to officers. The Company had net other income of $17,950 after interest expense from interest earned and other miscellaneous sources.

Fiscal Year Ended September 30, 1999

During the year ended September 30, 1999, the Company changed its operational direction from that of building or remodeling relatively low cost "starter" homes to the business of developing multifamily housing projects. As a result of this change in operations, although projects were in the development stage, only limited revenues were generated in the twelve month period ended September 30, 1999. For the year ended September 30, 1999, the Company recorded a net loss before other income and expense of $253,873 and a net loss of $259,509 with a net loss per common share of $0.08. For the year ended September 30, 1998, the Company recorded a net loss before other income and expense of $347,396 and a net loss of $344,064 with a net loss per common share of $0.35. As of September 30, 1999 the Company incurred direct operating expenses of $509,543 associated with the administration and limited operations of the Company compared to $118,459 reported in the year ended September 30, 1998. The major reasons for the increase in expense were due to increased size of real estate development operations, legal and consulting fees related to subsidiary acquisitions, fees related to capital acquired through debenture conversion transactions and increases in compensation to officers. The Company had net other expense of $5,636 after interest income from interest expense.

     Impact of Recently Issued Accounting Standards

The Company has adopted the Statement of Financial  Accounting  Standards  Board
(SFAS) No. 130, "Reporting Comprehensive Income," issued in June 1997. Comprehensive income includes net income and all changes in an enterprise's other comprehensive income including, among other things, foreign currency translation adjustments and unrealized gains and losses on certain investments in debt and equity securities. The Company also adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement establishes standards for reporting information about operating segments in annual financial statements, and requires that an enterprise report selected information about operating segments in interim reports issued to shareholders. The Company does not expect the adoption of these statements to have a material impact on its financial condition or results of operations.

The Company adopted SFAS No. 128, "Earnings Per Share," which specifies the method of computation, presentation and disclosure for Earnings Per Share. SFAS No. 128 requires the presentation of two EPS amounts, basic and diluted. Basic EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS includes the dilution that would occur if outstanding stock options and other dilutive securities were exercised and is comparable to the EPS the Company has historically reported. The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price over the period. There is no change in loss per share because diluted EPS is anti-dilutive.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which defines derivatives, requires derivatives be carried at fair value, and provides for hedge accounting when certain conditions are met. This statement was effective beginning in the year 2000. The adoption of this statement did not have an impact on the Company's its consolidated financial statements.

In April 1998, the AICPA finalized SOP 98-5, "Reporting on the Costs of Start-Up Activities," which requires that costs incurred for start-up activities, be expensed as incurred. This SOP, which was effective in the first quarter of 1999, is not expected to have a material impact on the consolidated financial statements.

ITEM 6A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of the date hereof, all the Company's long term debt bears fixed interest rates; however, the fair market value of this debt is sensitive to changes in prevailing rates. The Company runs the risk that market rates will decline and the required payments will exceed those based on the current market rate. The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes.

ITEM 7.  FINANCIAL STATEMENTS

Financial statements meeting the requirements of Item 310 of Regulation S-B, for the years ending September 30, 1999 and September 30, 2000, which have been audited and reported upon by Baum & Company, Certified Public Accountants, are annexed as a separate section to this Report, designated pages F-1 through F-12.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a)  IDENTIFY DIRECTORS AND EXECUTIVE OFFICERS.

The following table sets forth: (1) names and ages of all persons who presently are Directors of the Company; (2) all positions and offices with the Company held by each such person; (3) the term or office of each person named as a Director; and (4) any period during which he or she has served as such:

             NAME               AGE          POSITIONS WITH THE COMPANY

     Richard Astrom             53       Director, CEO and President
                                         Since 1994

     Christopher Astrom         28       Director, VP,  Secretary, Treasurer
                                         Since 1994

     Braulio Gutierrez          47       Director
                                         Since April 2000

There is no understanding or arrangement between any Directors or any person or persons pursuant to which such individual was or is to be selected as a Director or nominee of the Company.

Each Director is serving a term of office, which shall continue until the next annual meeting of Shareholders and until his successor has been duly elected and qualified. Officers of the Company serve at the pleasure of the Board of Directors.

(b)  BUSINESS EXPERIENCE:

The following is a brief account of the experience, during the past five years, of each Director and executive officer of the Company:

Richard Astrom - Qualifications

Richard Astrom currently serves as President, Chief Executive Officer and Chairman of the Board of Directors of the Company. He has extensive experience in the first-time home buyer's market. Throughout his career in real estate, he has devoted himself to the needs of people seeking to own a piece of the American dream. Mr. Astrom is a graduate of the University of Miami with a Bachelor's degree in Business Administration and a major in Finance. As a certified real estate broker, he has been active as a salesperson, developer, and real estate investor since 1969. For more than 25 years, he has specialized in rehabilitating the existing housing stock of Miami, one of America's largest and fastest growing cities. He gained invaluable experience outside of the Miami area in the roll of vice president and sales manager of a 200 home retirement community in Ocala, Florida, selling land and home packages. He was the primary developer of the land, recreation facilities, and housing stock. He also sold commercial properties and land in the same area, including 40 to 100 acres parcels for horse farms. He has directed the Company through a December 1994 merger with a publicly owned and traded company. Richard Astrom has been President of the Company since 1993.

Christopher Astrom - Qualifications

Christopher Astrom currently serves as Vice President, Secretary, Treasurer and Director of the Company. Christopher manages all corporate acquisitions. He has experience in the analysis of market areas and their resale ability. In addition, he has developed management systems to control costs of acquisition and rehab thereby helping to ensure our profitability. He received his Bachelor of Arts in Business Administration from the School of Business at the University of Florida. Christopher Astrom has been employed by the Company since 1995.

Braulio Gutierrez  - Qualifications

Braulio Gutierrez currently serves as a Director of the Company and President of Encore Services, Inc., a subsidiary of the Company. Mr. Braulio has twenty two years of supervisory and construction management experience in the Miami, Florida area and has been a

Florida Certified Construction Contractor since 1980. Mr. Braulio has been the qualifying agent and President of Encore Services, Inc., a custom home and residential apartment builder since 1988. Encore Services, Inc. was acquired as an eighty percent owned subsidiary of the Company on April 1, 2000. Mr. Gutierrez was appointed as a Director of the Company on April 1, 2000.

(c)  IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES AND CONSULTANTS:

None

(d)  FAMILY RELATIONSHIPS:

Richard Astrom and Christopher Astrom, both of whom are officers and Directors, are father and son.

(e)  INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS:

No event listed in Subparagraphs (1) through (4) of Subparagraph (d) of Item 401 of Regulation S-B, has occurred with respect to any present executive officer or Director of the Company during the past five years which is material to an evaluation of the ability or integrity of such Director or officer.

(f)  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT:

To the date of this filing and to the best of knowledge of the Company, Form 3 has been filed by its current officers and Directors, Form 4 filings have not been required, and no supplemental Form 5 had been filed with the Securities Exchange Commission (SEC) by any of its current officers or Directors at September 30, 2000. As of the date of this report, the SEC has not taken any additional action with regard to any failure to file reports

ITEM 10.  EXECUTIVE COMPENSATION.

(a)  GENERAL:

(1) through (7) All Compensation Covered. During the fiscal year ended September 30, 2000, the Company employed the following senior management personnel who served pursuant to employment agreements further described in Section (g) below.

(b)  SUMMARY COMPENSATION TABLE:

No employee of the Company other than Richard Astrom, its CEO, earned in excess of $100,000 during the fiscal years ended September 30, 1999 and September 30, 2000.

                           SUMMARY COMPENSATION TABLE

                           ANNUAL COMPENSATION   LONG TERM COMPENSATION
                          --------------------   ----------------------

Name and Position   Year  Salary  Bonus  Other   SAR    Options    LTIP    Other
-----------------   ----  ------  -----  -----   ---    -------    ----    -----

Richard Astrom,     2000 $50,000  None   None    None     None     None    None
CEO and President   1999 $60,000  None   None    None     None     None    None

 (c )  OPTION/SAR  GRANT  TABLE:

During the fiscal years ended September 30, 1999 and 2000, no effective grants of stock options or freestanding SAR's were made by the Company.

(d)  AGGREGATE OPTION/SAR EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUE TABLE:

No stock options or freestanding SAR's are issued or outstanding. Accordingly, and during the fiscal year ended September 30, 2000, no stock options or freestanding SAR's were exercised.

(f)  COMPENSATION  OF DIRECTORS:

(1) and (2). During the fiscal year ended September 30, 2000, no Director of the Company received any compensation in his capacity as Director.

(g) EMPLOYMENT  CONTRACTS AND TERMINATION OF EMPLOYMENT,  AND CHANGE-IN  CONTROL
ARRANGEMENTS:

Report on Repricing of Options/SAR's.

No stock options or freestanding SAR's were issued or outstanding.  Accordingly,
during  the  fiscal  year  ended   September  30,  2000,  no  stock  options  or
freestanding SAR's were repriced.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS:

The information is furnished as of January 4, 2001, as to the number of shares of the Company's Common Stock, $.001 par value per share owned beneficially, or is known by the Company to be owned beneficially, by persons owning more than 5% of any class of such security who is not also an Officer or Director of the
Company:

The Company is currently authorized to issue 250,000,000 common shares, $0.001 par value, 76,974,119 of which are outstanding at the date of this report, and the Company is also authorized to issue 2,000,000 shares of $.001 par value Class A common "super voting shares", with voting right equivalent to 20 common shares for each Class A share, 1,000,000 of which are outstanding at the date of this report.

                         Name and Address of      Amount and Nature of
   Title of Class        Beneficial Owner (1)     Beneficial Ownership   Percent of Class
   --------------        --------------------     --------------------   ----------------

Common Stock          Richard and Pamela Astrom           254,350               0.3%
                      11415 NW 123 Lane
Class A Common Stock  Reddick, FL  32686                        0               0.0%

Common Stock          Christopher Astrom                6,010,000(1)            7.8%
                      11415 NW 123 Lane
Class A Common Stock  Reddick, FL  32686                1,000,000(2)          100.0%

Common Stock          Braulio Gutierrez                   250,000               0.3%
                      2921 N.W. 6th Avenue
Class A Common Stock  Miami, FL  33127                          0               0.0%

Common Stock          All Officers and Directors        6,514,350               8.5%
                      As a Group (3 persons)
Class A Common Stock                                    1,000,000             100.0%

--------------------

(1) Includes Common Stock obtained by the exercise of options to acquire 6,000,000 shares of Common Stock at a price of $.001 per share on April 3, 2000. The options recently exercised by Mr. Christopher Astrom were authorized and awarded to him on March 1, 1999 in consideration for waiver of compensation during 1996 and 1997.

(2) Each share of Class A Common Stock entitles Mr. Christopher Astrom to the equivalent of 20 common share votes in any matter to be voted on by the shareholders of the Company. The Class A Common Stock was authorized on June 17, 1999, and 1,000,000 shares issued to Mr. Christopher Astrom on
     June 17, 1999. The Class A Common Stock may not be transferred to anyone other than a family member.


(b)  SECURITY OWNERSHIP OF MANAGEMENT:

The information is furnished as of January 4, 2001, as to the number of shares of the Company's Common Stock, $.001 par value per share as well as shares of the $.001 par value Class A common "super voting shares", with voting right equivalent to 20 common shares for each Class A share, owned by each executive officer and Director of the Company and by all executive officers and Directors as a group:


                         Name and Address of      Amount and Nature of
   Title of Class        Beneficial Owner (1)     Beneficial Ownership   Percent of Class
   --------------        --------------------     --------------------   ----------------
Common Stock           Richard and Pamela Astrom          254,350                0.3%
                       11415 NW 123 Lane
Class A Common Stock   Reddick, FL  32686                       0                0.0%

Common Stock           Christopher Astrom               6,010,000(1)             7.8%
                       11415 NW 123 Lane
Class A Common Stock   Reddick, FL  32686               1,000,000(2)           100.0%

Common Stock           Braulio Gutierrez                  250,000                0.3%
                       2921 N.W. 6th Avenue
Class A Common Stock   Miami, FL  33127                         0                0.0%

Common Stock           All Officers and Directors       6,514,350                8.5%
                       As a Group (3 persons)
Class A Common Stock                                    1,000,000              100.0%

--------------------

(1) Includes Common Stock obtained by the exercise of options to acquire 6,000,000 shares of Common Stock at a price of $.001 per share on April 3, 2000. The options recently exercised by Mr. Christopher Astrom were authorized and awarded to him on March 1, 1999 in consideration for waiver of compensation during 1996 and 1997.

(2) Each share of Class A Common Stock entitles Mr. Christopher Astrom to the equivalent of 20 common share votes in any matter to be voted on by the shareholders of the Company. The Class A Common Stock was authorized on June 17, 1999, and 1,000,000 shares issued to Mr. Christopher Astrom on
     June 17, 1999. The Class A Common Stock may not be transferred to anyone other than a family member.

(c)  CHANGES IN CONTROL:

As of the date of this Report, the Company has not entered into any agreements, the operation of which may at a subsequent date result in a change of control of the Company.

The Company knows of no arrangement, including the pledge by any person of securities of the Company, which may at a subsequent date result in a change of control of the Company.

ITEM   12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     CERTAIN TRANSACTIONS
     --------------------

Richard  Astrom,  President,  CEO and  Director,  is the  father of  Christopher
Astrom,  Vice  President,  Secretary,  Treasurer and  Director,  of the Company.
Richard Astrom and Christopher Astrom make up the majority of the Board of Directors of the Company and control the activities and actions of the Company. Richard Astrom and Christopher Astrom are required by lenders to personally guarantee mortgage loans obtained by the Company in its real estate development projects.

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

In April 1999, the Company sold and issued senior subordinated debentures convertible into shares of Common Stock. As of July 31, 1999, restricted Common Stock totaling approximately $211,500 was issued and paid for. An additional amount of approximately $257,500 worth of Common Stock was issued upon conversion of the April 1999 debentures, and in August 1999, an additional amount of approximately $300,000 was received from the debenture conversion. As of the date of this report, 6,000,000 shares of our Common Stock have been issued as a result of conversion of previously issued senior subordinated convertible debentures.

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

On February 10, 2000, the Company entered into a consulting agreement between the Company and the following individual professional persons who acted as consultants to the Company: M. Richard Cutler, Brian A. Lebrecht, Vi Bui, James Stubler, and Samuel Eisenberg for services involving consultation, advice and counsel with respect to the negotiation and completion of the stock exchange between the Company and MAS XV. In addition to cash compensation, the agreement called for issuance of a total of 500,000 shares of the Company to be issued to the consultants together with an obligation for the Company to register such shares on Form S-8 at the Company's sole expense. This obligation was completed in February 2000.

As was reported on Form 8-K dated February 14, 2000, pursuant to a Stock Exchange Agreement (the "Exchange Agreement") dated as of February 10, 2000, between MRC Legal Services Corporation, a California Corporation, which entity is the controlling shareholder of MAS Acquisition XV Corp. ("MAS XV"), an Indiana corporation, and National Rehab Properties, Inc., a Nevada corporation, approximately 96.8% (8,250,000 shares) of the outstanding shares of common stock of MAS Acquisition XV Corp. were exchanged for 1,000,000 shares of Common Stock of National Rehab Properties, Inc. in a transaction in which the Company became the parent corporation of MAS XV. The additional shares representing 3.2% of MAS XV were subsequently acquired by the Company, making MAS XV a wholly owned subsidiary of the Company.

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

The President of the Company, Richard Astrom owed the Company $302,000 pursuant to a note which matured September 20, 2000. Pursuant to an agreement dated September 29, 2000, entitled "Prepaid Management Agreement," the previous $302,000 note was cancelled and a new arrangement for the repayment of the $302,000 note was created. The Company and Richard Astrom agreed that the $302,000 debt by Richard Astrom to the Company will be repaid under the following terms: Beginning January 1, 2001, for the next five years, the first $60,400 (plus an additional amount equal to the accrued interest on the unearned portion of the contract balance, calculated at the rate of 8% per annum) of his annual compensation from the Company will be withheld by the Company and be applied against the $302,000 item each year. This agreement is made a part of any existing agreements, whether oral or written, for compensation between the Company and Richard Astrom as well as any future compensation agreements between the Company and Richard Astrom.

On September 22, 2000, the Company formed a wholly owned subsidiary, 2217 Acquisition Inc., a Florida Corporation. As was reported on Form 8-K dated November 14, 2000, on September 25, 2000, the Company's subsidiary, 2217 Acquisition Inc. ("2217 Acquisition"), entered into an arm's-length contract (the "Real Estate Contract") with an unaffiliated entity to purchase a parcel of real estate (the "Real Estate") located at 2270 Southwest 32nd Avenue, Miami, Florida. To fund the acquisition of the Real Estate, on October 10, 2000, 2217 Acquisition issued its 8% Series A $1,000,000 Senior Subordinated Convertible Redeemable Debenture due October 10, 2002 (the "2217 Acquisition Debenture"), together with underlying shares of 2217 Acquisition's common stock, par value $0.001, into which the 2217 Acquisition Debenture is convertible from time to time. After deducting the expenses of the investment, including projected interest payments, the net proceeds to be received by 2217 Acquisition aggregated approximately $795,000. The first installment of proceeds were received on October 27, 2000; the second have yet to be received. From these net proceeds, $300,000 was used to make the down payment on the Real Estate, with the balance of the purchase price to be funded by a purchase money first mortgage on the Real Estate given to the Seller and a new mortgage from a Miami, Florida, lending institution, the terms of which have yet to be decided upon. Following the acquisition of the Real Estate by 2217 Acquisition, on October 31, 2000, 2217 Acquisition was merged into the Company. By operation of law and pursuant to the Plan of Merger, the rights and obligations of 2217 Acquisition with respect to the Real Estate Contract and the 2217 Acquisition Debenture will inure to the benefit of and be binding upon the Company. In that connection, the 2217 Acquisition Debenture, together with the underlying shares of 2217 Acquisition's Common Stock, par value $0.001 per share, into which the 2217 Acquisition Debenture is convertible from time to time, shall be converted into an identical debenture (the "New Debenture"), together with shares of underlying Common Stock, par value $0.001 per share, of the Company into which the New Debenture may be converted.

The Company has entered into construction contracts totaling $10,934,000 with Encore Builders, Inc., a corporation wholly owned by Braulio Gutierrez, a Director of the Company. Mr. Gutierrez is also a minority shareholder of Encore Services, Inc. Encore Services, Inc. is a subsidiary of the Company, in which the Company owns 80% equity and Mr. Gutierrez owns 20% equity.

The Company shares offices with Encore Builders, Inc., a corporation wholly owned by, Braulio Gutierrez, a Director of the Company. The Company pays no rent for its space. Encore Builders, Inc. leases approximately 4000 square feet of combination warehouse and executive office space at 2921 NW 6th Avenue, Miami, Florida 33127. Approximately six hundred square feet of office space is utilized by the Company.

Except for the foregoing and during the fiscal year ended September 30, 2000, no officer, Director or relative or spouse of the foregoing persons or any relative of such person who has the same home as such person, or is a Director or other officer of any parent or subsidiary of the Company, or any shareholder known by the Company to own of record or beneficially more than five (5%) percent of the Company's Common Stock, had a direct or indirect material interest in any transaction or presently proposed transaction to which the Company or any of its parents or subsidiaries was or is a party.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following documents are filed herewith or incorporated herein by reference as Exhibits:

2.0     Acquisition of Encore Services, Inc. dated April 1, 2000.

2.1 Merger Agreement between 2217 Acquisition, Inc. and National Rehab Properties, Inc. dated October 11, 2000. Incorporated by reference to Form 8-K filed November 17, 2000.

3.1     Articles of  Incorporation.  (1)

3.2     Articles of Amendment to Articles of Incorporation.

3.3     Certificate of Change in Number of Authorized Shares.

3.4     By-laws.  (1)

10.01   Consulting Agreement dated February 10, 2000. (1)

10.02 Written Consent in Lieu of Combined Special Meeting of Directors and Shareholders dated June 17, 1999. (1)

10.03 Written Consent in Lieu of Combined Special Meeting of Directors and Shareholders dated March 1, 1999. (1)

10.04   Prepaid Management Agreement dated September 29, 2000.

16.1    Consent of Baum & Company, P.A., Certified Public Accountants.

21      Subsidiaries of the registrant.

21.1    Mas Acquisition  XV Corp., an Indiana Corporation.

21.2    Encore Services, Inc., a Florida Corporation.

21.3    Granada Grand, Inc., a Florida Corporation.

21.4    Conquistador Maza, Inc., a Florida Corporation.

27      Financial Data Schedule.
--------------------
(1) Incorporated by reference to exhibits filed with the Company's Form 8-K filed February 14, 2000.

(b) The Company filed one report on Form 8-K during the quarter ended September 30, 2000, and two reports on Form 8-K from September 30, 2000 to the date of this report.


                                   SIGNATURES

Pursuant to the requirements of the Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report signed on its behalf by the Undersigned, thereunto duly authorized.

                                      NATIONAL RESIDENTIAL PROPERTIES, INC.

Date:   01/11/01                      By       s/s Richard Astrom
                Chief Executive Officer, ___________________________________
                                         Richard Astrom, President and CEO

                                      By:      s/s Christopher Astrom
                Chief Financial Officer, ___________________________________
                                         Christopher Astrom, Secretary
                                         and Treasurer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by each Director.

Date:   01/11/01

                                       By       s/s Richard Astrom
                                         -----------------------------------
                                         Richard Astrom, Director

                                       By:      s/s Christopher Astrom
                                          -----------------------------------
                                          Christopher Astrom, Director

                                       By:      s/s Braulio Gutierrez
                                          -----------------------------------
                                          Braulio Gutierrez, Director

Exhibit 2.0
                            SHARE EXCHANGE AGREEMENT


SHARE EXCHANGE AGREEMENT dated as of April 1, 2000 (Agreement), among National Rehab Properties, Inc., a Nevada corporation (NRPI), Encore Services, Inc. (the Company), a Florida corporation, and Braulio Gutierrez, the sole shareholder of the Company (Shareholder).

BACKGROUND

The respective Boards of Directors of NRPI and the Company have each approved, upon the terms and subject to the conditions set forth in this Agreement, the share exchange between NRPI and the Company whereby eighty (80%) percent of the issued and outstanding shares of stock of the Company will be exchanged for shares of Common Stock, as defined below, to be issued by NRPI as set forth in
Article 11 and by which the Company shall become a subsidiary of NRPI.

In consideration of the respective representations, warranties, covenants and agreements contained in this Agreement, NRPI, the Company, and the Shareholder hereby agree as follows:


                                    ARTICLE I
                               THE SHARE EXCHANGE

1.01 The Share Exchange. Upon the terms and subject to the conditions hereof, the Company shall become a subsidiary of NRPI upon closing of this Agreement subject to the conditions set forth in Article VI.

1.02 Effective Time. This Agreement shall become effective at such time (Effective Time) as the conditions set forth in Article VI are satisfied or waived, if permissible.

1.03 Shares. At or prior to the Effective Time, by virtue of this Agreement, the following events shall occur.

     a) Eighty (80%) percent of the issued and outstanding shares of common stock of the Company shall be assigned, transferred and conveyed to NRPI.

     b)   In exchange thereof:

          (1) NRPl shall issue from its treasury 250,000 shares of its common stock (Common Stock). The Common Stock shall be restricted stock as that term is defined in Rule 144 of the Securities and Exchange Commission (SEC) and shall be issued to the Shareholder; and

          (2) NRPI shall deposit in the Company's brokerage account to be designated shares of stock in a publicly traded company or companies to be selected by NRPI having a market value of $300,000, which shares shall be held therein and used as security for performance bonds which the Company is required to obtain in connection with construction projects to be undertaken by the Company (Security Shares). NRPI shall maintain the value of the Security Shares at $300,000 based upon the closing price of the Security Shares on the last Friday of each month.

1.04 Private Placement.

     (a) The Common Stock issued to the Shareholder has not been and will not be registered with the Securities and Exchange Commission (SEC) or the securities commission of any states, including but not limited to Florida and Nevada, pursuant to an exemption from registration by virtue of NRPI's intended compliance with the provisions Sections 4(2) and 4(6) of the Securities Act of 1933, as amended (Securities Act).

                                   ARTICLE II
                               EXCHANGE OF SHARES

2.01 Issuance of Certificates. Promptly after the Effective Time, NRPI shall issue to each person set forth on Exhibit 1.03(b) a certificate representing the Common Stock to be issued to each Shareholder and simultaneously the Company shall exchange and surrender certificates representing eighty (80%) of the issued and outstanding shares in Encore.


                                   ARTICLE III
                        REPRESENTATIONS AND WARRANTIES OF
                                      NRPI

NRPI represents and warrants to the Company as of the date of this Agreement and as of the Effective Time as follows:

3.01 Existence: Good Standing. NRPI is a corporation duly incorporated, validly existing and in good standing under the laws of its jurisdiction of incorporation.

3.02 Capitalization. The authorized capital stock of NRPI consists of (i) 40,000,000 shares of Common Stock, par value $ 0.001, of which 14,000,000 shares are issued and outstanding (Shares) and (ii) 2,000,000 shares of Class A Stock, par value $ 0.001, of which 1,000,000 are issued and outstanding. All issued and outstanding shares of Common Stock and Class A Voting Stock are duly authorized, validly issued, free of preemptive rights, non-assessable and free of preemptive rights. Except as set forth in this section 3.02, (i) NRPI is not a party to or bound by any written or oral contract or agreement which grants to any person an option, warrant or right of first refusal or other right of any character to acquire at any time, or upon the happening of any stated events, any shares of or interest in NRPI, whether or not presently authorized, issued or outstanding, and
     (ii) there are outstanding (a) no shares of capital stock or other voting securities of NRPI, (b) no securities of NRPI or any of its subsidiaries convertible into or exchangeable for shares of capital stock or voting securities of NRPI, (c) no options or other rights to acquire from NRPI or any of its subsidiaries, and no obligations of NRPI or any of its subsidiaries to issue, any capital stock, voting securities or securities convertible into or exchangeable for capital stock or voting securities of NRPI, and (d) no equity equivalents, interests in the ownership or earnings of NRPI or any of its subsidiaries or other similar rights. Upon issuance of the Common Stock to the Shareholder, such shares of Common Stock shall be duly authorized, validly issued, fully paid, nonassessable, and free of preemptive rights.

3.03 Authorization: Validity and Effect of Agreements. NRPI has the requisite corporate power and authority to execute and deliver this Agreement. The consummation by NRPI of the transactions contemplated hereby has been duly authorized by all requisite corporate action. This Agreement constitutes the valid and legally binding obligation of NRPI, enforceable in accordance with its terms, subject to applicable bankruptcy, insolvency, moratorium or other similar laws relating to creditors' rights and general principles of equity.

3.04 No Violation. To the best of NRPI's knowledge neither the execution and delivery by NRPI of this Agreement, nor the consummation by NRPI of the transactions contemplated hereby in accordance with the terms hereof, will:
     (i) conflict with or result in a breach of any provisions of the Articles of Incorporation or Bylaws of NRPI (ii) violate, or conflict with, or result in a breach of any provision of, or constitute a default (or an event which with notice or lapse of time or both, would constitute a default) under, or result in the termination or in a right of termination or cancellation of, or accelerate the performance required by, or result in the triggering of any payment of compensation under, or result in the creation of any lien, security interest, charge or encumbrance (Lien) upon any of the material properties of NRPI or its subsidiaries under, or result in being declared void, voidable, or without further binding effect, any of the terms, conditions or provisions of any note, bond, mortgage, indenture, deed of trust or any material license, franchise permit, lease, contract, agreement or other instrument, commitment or obligation to which NRPI or any of NRPI's subsidiaries is a party, or by which NRPI or any of NRPI's subsidiaries or any of their respective properties is bound or affected, except for any of the foregoing matters which would not have a material adverse effect on the business, results of operations, financial condition or prospects of NRPI and its subsidiaries taken as a whole (NRPI Material Adverse Effect); or (iii) other than the filings required under the Securities Exchange Act of 1934, (Exchange Act), the Securities Act or applicable state securities and "Blue Sky" laws or filings in connection with the maintenance of its qualification to do business in other jurisdictions, and the filings contemplated by Section 5.02 of this Agreement (collectively Regulatory Filings), require any material consent, approval or authorization of or declaration, filings or registration with, any domestic governmental or regulatory authority, the failure to obtain or make which would have a NRPI Material Adverse Effect.

3.05 Documents. NRPI has delivered to the Company an audited financial statement for the year ended December 31, 1999. NRPI represents that the financial statement was prepared in accordance with generally accepted accounting principles, present fairly in all material respects the financial condition of NR.PI as of the dates of such financial statements and the results of operations of NRPI for such periods. None of the Financial Statements contain any untrue statement of a material fact or omitted to state any material fact necessary to make the statements therein, in light of the circumstances under which they were made, not materially misleading.

3.06 No Governmental Action Required. The execution and delivery by NRPI of this Agreement does not and will not, and the consummation of the transactions contemplated hereby will not, require any action by or in respect of, or filing with, any governmental body, agency or governmental official, including but not limited to the SEC or the National Association of Securities Dealers (NASD), except such actions or filings that have been undertaken or made prior to the date hereof and that will be in full force and effect (or as to which all applicable waiting periods have expired) on and as of the date hereof or which are not required to be filed on or prior to the Effective Date.

3.07 Compliance with Applicable Laws. The execution and delivery by NR.PI of this Agreement did not and will not, and the exchange NRPI's shares will not, contravene or constitute a default under or violation of any provision of applicable law or regulation, or (ii) any agreement, judgment, injunction, order, decree or other instrument binding upon NRPI, or its assets, or result in the creation or imposition of any lien on any asset of NRPI. NRPI is in compliance with and conforms to all statutes, laws, ordinances, rules, regulations, orders, restrictions and all other legal requirements of any domestic or foreign government or any instrumentality thereof having jurisdiction over the conduct of its businesses or the ownership of its properties. Shareholders, or any the Company's assets, or result in the creation or imposition of any lien on any asset of the Company. The Company is in compliance with and conforms to all statutes, laws, ordinances, rules, regulations, orders, restrictions and all other legal requirements of any domestic or foreign government or any instrumentality thereof having jurisdiction over the conduct of its businesses or the ownership of its properties.

4.08 Taxes. All United States federal, state, county, municipality local or foreign income tax returns and all other material tax returns (including foreign tax returns) which are required to be filed by or on behalf of the Company have been filed (or will be filed prior to the Closing) and all material taxes due pursuant to such returns or pursuant to any assessment received by the Company have been paid, except those being disputed in good faith and for which adequate reserves have been established. The charges, accruals and reserves on the books of the Company in respect of taxes or other governmental charges have been established in accordance with GAAP.

4.09 Assets and Liabilities. There are no liabilities of the Company of any kind whatsoever, whether accrued, contingent, absolute, determined, determinable or otherwise. and there is no existing condition, situation or set of circumstances which could reasonably be expected to result in such a liability, other than as set forth on Exhibit 4.09(a). The assets owned by the Company, as set forth in Exhibit 4.09(b) annexed hereto, at Closing, shall be free and clear of any and all liens, claims or other encumbrances.

4.10 No Litigation. Neither the Company nor the Shareholder is (and have not been) a party to any suit, action, arbitration, or legal, administrative, or other proceeding, or pending governmental investigation. To the best knowledge of the Company, there is no basis for any such action or proceeding and no such action or proceeding is threatened against the Company and the Company is not subject to or in default with respect to any order, writ, injunction, or decree of any federal, state, local, or foreign court, department, agency, or instrumentality

4.11 Survival of Representations. The representations and warranties herein by the Company will be true and correct in all material respects on and as of the Effective Time with the same force and effect as though said representations and warranties had been made on and as of the Effective Time and will, except, as otherwise provided herein, survive the Effective Time.

4.12 Directors and Officers'  Compensation;  Bank Accounts;  Powers of Attorney.
     Exhibit 4.12 contains (i) the names, addresses, and titles of all Directors, officers, and employees of the Company and sets forth the monthly compensation paid to each of them; (ii) the name and address of each bank with which the Company has an account or safety deposit box, the identification number thereof, and the names of all persons who are authorized to draw thereon or have access thereto; and (iii) the names of persons who have a power of attorney from the Company and a summary of the terms thereof. The resignations of Elmo Zimbelmann as President of the Company and of G. Schweitzer as Secretary/Treasurer, annexed as part of
     Exhibit 4.12, are fully effective, true and correct and have not since been amended, modified or rescinded. The sole Director of the Company is Shareholder and his status as such is fully in accordance with the by-laws of the Company and the law of the State of the Company's incorporation.

4.13 Intellectual Property. Exhibit 4.13 lists all Intellectual Properties used or owned by the Company. Except as set forth on Exhibit 4.13, the Company is the sole and exclusive owner of all rights to the Intellectual Properties used by it in connection with its business and operations, the same are fully assignable and the Company has the right to use the same without the payment of any license fee, royalty or similar charge, (ii) there are no other patents, copyrights, trademarks, service marks (whether registered or unregistered), trade names, brand names, know-how, trade secrets or other intellectual properties of a similar nature, or any applications for any of the foregoing, that are owned or used by the Company in connection with the Business, (iii) there is no written claim of any other person, firm or corporation or any proceeding pending against the Company or, to the best knowledge of the Company, threatened that relates to any of the Intellectual Properties set forth on such Exhibit and the Company knows of no basis for any such claim or proceeding, (iv) none of such Intellectual Properties is subject to any outstanding order, ruling, decree, judgment or stipulation naming the Company by or with any court, arbitrator or legal authority, and (v) to the knowledge of the Company, (x) no other person is using any of the Intellectual Properties and (y) the Company's continued use of the Intellectual Properties in substantially the same manner the Company currently uses such Intellectual Properties will not infringe or violate the proprietary rights of any third party. "Intellectual Properties" means statutory and common law rights to and in all trademarks, service marks, trademark registrations, service mark registrations, trade names, brand names and applications for registration of trademarks and service marks, all copyrights, copyright registrations and applications for copyrights, all letters patents, design patents and utility patents, all applications for grant of any such patents, and all reissues, divisions, continuations in-part and extensions thereof, all technology, processes, ideas, concepts, invention disclosures, know-how, trade secrets, improvements, design information, drawings, patterns, blueprints, plans, formulations, software, technical data and engineering documentation, engineering notebooks, and other engineering information, designer lists, vendor lists, customer lists, trade lists, sales force and distribution networks and other marketing service information, all licenses granted to the Company of rights in or to any Intellectual Property, and, all rights and incidents of interest of the Company, in and to all non-competition or confidentiality agreements in effect as of the Effective Time that were entered into or made in connection with the Company's business has no reason to believe that any governmental body or agency is considering limiting, suspending or revoking any such Permit. All such Permits are annexed hereto as Exhibit 4.20.

                                  ARTICLE IV-A
                         REPRESENTATIONS AND WARRANTIES
                               OF THE SHAREHOLDERS

4A.l Authorization, Validity and Effect of Agreements. Shareholder represents that he is the sole shareholder of the Company and that he has the right, power and authority to execute and deliver this Agreement and to perform his obligations hereunder. This Agreement constitutes the valid and legally binding obligation of such Shareholder, enforceable in accordance with its terms, subject to applicable bankruptcy, insolvency, moratorium or other similar laws relating to creditors' rights and general principles of equity.

4A.2 No Violation.  Neither the execution  and delivery by such  Shareholder  of this Agreement nor the consummation by such Shareholder of the transactions contemplated hereby in accordance with the terms hereof will (i) violate, or conflict with, or result of in a breach of any provision of, or constitute a default (or an event which, with notice or lapse of time or both, would constitute a default) under, or result in the termination or in a right of termination or cancellation of, or accelerate the performance required by, or result in the triggering of any payment or compensation under, or result in the creation of any Lien upon any of the properties of the Company or its subsidiaries under, or result in being declared void, voidable, or without further binding effect, any of the terms, conditions or provisions of any note, bond, mortgage, indenture, deed of trust or any material license, franchise, permit, lease, contract, agreement or other Instrument, commitment or obligation to which the Company or its subsidiaries is a party, or by which the Company or its subsidiaries or any of their respective properties or assets is bound or affected, or (ii) violate any order, writ, injunction, decree, statute, rule or regulation applicable to the Company or any of its subsidiaries, or such Shareholder, or any of their assets.

4A.3 Title.  The shares of the Company  that such  Shareholder  will  deliver at
     Closing (Shareholder Shares) are owned by such Shareholder free and clear of any liens or encumbrances. All of the Shareholder Shares are duly authorized, validly issued, fully paid and non-assessable. The Shareholder Shares are not subject to preemptive rights or similar rights of the stockholders of the Company or any other person or any liens or encumbrances imposed through the actions or failure to action of the Company or the Shareholder. The Shareholder has not transferred encumbered, or granted any liens against the Shareholder Shares, or agreed to transfer encumber or grant a lien against the Shareholder Shares. As of the date hereof and at Closing, there are and will be no outstanding options, warrants, scrip, rights to subscribe for, puts, calls, rights of first refusal, agreements understandings, claims, or other commitments or rights of any character whatsoever relating to, or securities or rights convertible into or exchangeable for the Shareholder Shares.


                                    ARTICLE V
                                    COVENANTS

5.01 Conduct of Business. From and after the date of this Agreement until Closing or this Agreement is terminated, unless NRPI has consented in writing thereto, the Company, and, with respect to (e) and (f) below, NRPI:

     a) Shall, and shall cause its subsidiaries to, conduct its operations according to its usual, regular and ordinary course in substantially the same manner as heretofore conducted;

     b) Shall use reasonable efforts, and shall cause its subsidiaries to use reasonable efforts, to preserve intact its business organization and goodwill, keep available the services of its officers and employees and maintain satisfactory relationships with those persons having business relationships with it;

     c) Shall confer on a regular basis with one or more representatives of NRPI to report operational matters of materiality and any proposals to engage in material transactions;

     d)   Shall not amend its Articles of Incorporation or By-laws;

     e) Shall promptly notify the other parties hereto of any material emergency or other material change in the condition (financial or otherwise), business, properties, assets, liabilities, prospects or the normal course of its businesses or in the operation of its properties, any material litigation or material governmental complaints, investigations or hearings (or communications indicating that the same may be contemplated), or the breach in any material respect of any representation or warranty contained herein;

     f) Shall promptly deliver to the other parties hereto true and correct copies of any report, statement or schedule filed with or delivered to the SEC, any other Governmental entity (other than routine corporate tax and other filings in the ordinary course of business) or any shareholder of the

          Company or NRPI, as the case may be, subsequent to the date of this Agreement;

     g) Shall not (i) issue, sell or pledge, or agree to issue, sell or pledge, any shares of its capital stock, effect any stock split or otherwise change its capitalization as it existed on the date hereof,
          (ii) grant, confer or award any option, warrant, conversion right or other right to acquire any shares of its capital stock or grant any right to convert or exchange any securities of The Company for Common Stock, (iii) increase any compensation or enter into or amend any employment agreement with any of its present or future officers or Directors, other than in the ordinary course of Encore's business,
          (iv) adopt any new employee benefit plan, other than in the ordinary course of Encore's business (including any stock option, stock benefit or stock purchase plan) or amend any existing employee benefit plan in any material respect, other than in the ordinary course of business, except, in each case, for changes which are less favorable to participants in such plans or as may be required by applicable law, or
          (v) amend any Officer Employment Agreement or increase any compensation payable pursuant to such Officer Employment Agreements;

     h) Shall not (i) except in the normal course of business as consistent with prior practice, declare, set aside or pay any dividend (whether in cash, stock or property) or make any other distribution or payment with respect to any shares of its capital stock or (ii) directly or indirectly redeem, purchase or otherwise acquire any shares of its capital stock or make any commitment for any such action;

     i) Shall not, and shall not permit its subsidiaries to (i) sell, lease or otherwise dispose of any assets of the Company or its subsidiaries (including capital stock) which are of a material amount, individually or in the aggregate, or (ii) make any acquisition, by means of merger or otherwise, of any assets or securities which are of a material amount, individually or in the aggregate; and

     .j) Shall not, and shall not permit its subsidiaries to, agree in writing to take or otherwise take (i) any of the foregoing actions or (ii) any action which would make any representation or warranty of the Company herein untrue or incorrect.

5.02 Filings; Other Action. Subject to the terms and conditions herein provided, the Company and NRPI shall: (i) use all reasonable efforts to cooperate with one another in (a) determining which filings are required to be made prior to the Effective Time with, and which consents, approvals, permits or authorizations are required to be obtained prior to the Effective Time from, governmental or regulatory authorities of the United States and the several states, and other jurisdictions in connection with the execution and delivery of this Agreement and the consummation of the transactions contemplated hereby and (b) timely making all such filings and timely seeking all such consents, approvals, permits or authorizations; and (ii) use best efforts to take, or cause to be taken, all other action arid do, or cause to be done, all other things necessary, proper or appropriate to consummate and make effective the transactions contemplated by this Agreement. If, at any time after the Effective Time, any further action is necessary or desirable to carry out the purpose of this Agreement, the proper officers and Directors of NRPI and the Company shall use best efforts to take all such necessary action.

5.03 Inspection of Records From the date hereof to the Effective Time, each of NRPI and the Company shall allow all designated officers, attorneys, accountants and other representatives of NRPI and the Company, as the case may be, access at all reasonable times to the records and files, correspondence audits and properties, as well as to all information relating to commitments, contracts, titles and financial position, or otherwise pertaining to the business and affairs of NRPI, the Company, and their subsidiaries.

5.04 Indemnification

     (a)  After the Effective  time, the  Shareholder  and the Company shall, to the fullest extent permitted, indemnify, defend and hold harmless NRPI, and its present and former Directors and officers (other than Braulio Gutierrez) and their respective heirs, executors, administrators and legal representatives (individually, an "Indemnified Party" and, collectively, the "Indemnified Parties" against all losses, expenses, claims, damages or liabilities arising out of actions or Omissions occurring prior to the Effective Time in connection with the operation of the business of the Company (collectively "Losses"). In connection with the foregoing obligations from and after the Effective Time, Shareholder shall bear the cost of expenses incurred in defending against any claim, action, suit, proceeding or investigation relating to same.

          b) The rights of each Indemnified Party hereunder shall be in addition to any other rights such Indemnified Party may have under the Articles of Incorporation or by-laws of NRPI, under any statute or common law, or otherwise. The provisions of this Section shall survive the consummation of the Effective Time and expressly are intended to benefit each of the Indemnified Parties and will be binding on all successors and assigns of the Company and the Shareholder.

5.05 Further Action. Each party hereto shall, subject to the fulfillment at or before the Effective Time of each of the conditions of performance set forth herein or the waiver thereof, perform such further acts and execute such documents as may be reasonably required to effect the Closing.

5.06 Expenses. Whether or not the Closing is consummated,  except as provided in
     Section 7.02 hereof or as provided otherwise herein, all costs and expenses incurred in connection with this Agreement and the transactions contemplated hereby shall be paid by the party incurring such expenses.

5.07 Consent of the Company's Shareholders. The Company has obtained the consent of Shareholder to the transactions contemplated hereunder.

5.08 Publicity. The initial press release relating to this Agreement shall be a joint press release and thereafter the Company and NRPI shall, subject to their respective legal obligations (including requirements of the Nasdaq National Market, stock exchanges and other similar regulatory bodies), consult with each other, and use reasonable efforts to agree upon the text of any press release, before issuing any such press release or otherwise making public statements with respect to the transactions contemplated hereby and in making any filings with any federal or state governmental or regulatory agency or with Nasdaq National Market, or any national securities exchange with respect thereto.

5.09 Best Efforts to Close. The parties hereto agree to use their best efforts to close the transactions contemplated hereby by April 1, 2000.


                                   ARTICLE VI
                           CONDITIONS TO CONSUMMATION
                              OF THE SHARE EXCHANGE

6.01 Conditions to Each Party's Obligation to Effect the Share Exchange. The respective obligations of each party to effect the Share Exchange are subject to the satisfaction or waiver, where permissible, prior to the Effective Time, of the following conditions:

     a) If required, this Agreement shall have been approved by the affirmative vote of the shareholders of the Company by the requisite vote in accordance with applicable law, if required, and by the Board of Directors of NRPI by resolution in accordance with applicable law.

     b) No statute, rule, regulation, executive order, decree, injunction or other order (whether temporary, preliminary or permanent), shall have been enacted, entered, promulgated or enforced by any court or governmental authority which is in effect and has the effect of prohibiting the consummation of the Closing; provided, however, that each of the parties shall have used its best efforts to prevent the entry of any injunction or other order and to appeal as promptly as possible any injunction or other order that may be entered;

     c)   Each of the consent and  resolution  set forth on Exhibit 6.0 1(c) and
          6.0 1(c) (1) hereto shall have been obtained.

     d) The Company has, or on or before the Effective Time of this Agreement shall have completed the issuance of the Company's Series A Senior Subordinated Redeemable Convertible Debentures (the "Debentures") in the face amount of $1,000,000 to HLKT Holdings LLC, a Colorado limited liability company, upon the terms and conditions set forth in the Subscription Agreement and other documentation relating to the issuance of the Debentures. Subject to and upon the Closing of this Agreement, NRPI agrees to assume the liabilities and obligations of the Company under the Debentures as further set forth in this Agreement. On or prior to the Effective Time, the Company shall secure, in writing, from all of the holders of the Debentures, their consent to NRPI's assumption of Company's liability and obligations to perform under the terms and conditions of the Debenture Agreement.

     e) An employment and covenant not to compete agreement (Employment Agreement) between the Company and Shareholder shall have been executed, a copy of which is annexed to this Agreement as Exhibit 6.0
          (f). The Employment Agreement shall become an obligation of the Company following the Closing of this Agreement. The employment agreement shall provide, inter alia the following:

     i)   The term shall be one year.

     ii) Shareholder's compensation (Shareholder's Compensation) shall be as follows:

          (A) (1) the first $150,000 of the Company's gross revenue (First Gross
          Revenue),   less  operating   expenses  and  costs  of  administration
          (Operating Expenses);

               (2) $100,000 of the next $200,000 of the Company's revenues (Second Gross - Revenue); and

               (3) The first $50,000 of the Company's revenue above First Gross Revenue and Second Gross Revenue.

          (B)  All revenue of the Company not distributed as Shareholder

          Compensation or used for Operating Expenses shall be distributed to NRPI and Shareholder in accordance with their interests in the Company (NRPI - 80%; Shareholder -20%).

          (C) Shareholder shall receive as additional compensation an option to purchase one (1) share of NRPI's Common Stock for each $2.00 distributed to NRPI pursuant to section 7(h)(ii)(4) above. The option shall be exercisable in lots of 100 shares at the Common Stock's lowest closing price during the 24 months preceding the exercise of the option.

          f) NRPI shall take the corporate action necessary to have Shareholder appointed to the Board of Directors of NRPI effective at the Effective Time.

          g) The Company shall deliver the Shareholder Statements.

          h) The Company shall have caused each person who is a Director or officer of the Company, as set forth in Schedule 4. 13, to submit his or her written resignation as Director or officer of the Company which will be effective upon the Closing.

          i) Each of the parties to this Agreement shall have performed, satisfied, and complied with all covenants, agreements, and conditions required by this Agreement to be performed by them and all representations and warranties made by each of them pursuant to this Agreement shall be true on and as of the Closing as if made at that time.


                                   ARTICLE VII
                         TERMINATION; AMENDMENT; WAIVER

7.01 Closing and Termination. Except as otherwise set forth in this Section 7.01, this Agreement shall close by no later than 11:59 p.m. New York Time, May 1, 2000, (Closing ) provided that either party may extend this Agreement for an additional seven (7) day period by written notice to the other party prior to the Closing. Notwithstanding the foregoing and/or the approval of this Agreement by the shareholders of NRPI, this Agreement may be terminated and the Closing contemplated hereby may be abandoned at any time prior to the Effective Time:

     a) By mutual written consent, duly authorized by their respective Boards of Directors, by NRPI and the Company;

     .b)  By either NRPI or Encore

          (i) if any court of competent jurisdiction or any other governmental body shall have issued an order, decree or ruling or taken any other action permanently enjoining, restraining or otherwise permanently prohibiting the Closing and such order, decree, ruling or other action shall have become final and non-appealable;

          (ii) if, upon a vote at a duly held meeting or upon any adjournment thereof the shareholders of NRPI and the Board of Directors of NRPI shall have failed to give any required approvals; or

     c) By NRPI if the Company shall have breached any of its representations and warranties or covenants contained herein and if such breach or breaches, either individually or in the aggregate, will have, or are reasonably likely to have, a material adverse effect on the business, results of operations, financial condition or prospects of the Company (a "Company Material Adverse Effect"), unless, in the case of a breach of covenant, such failure to perform has been caused by a breach of this Agreement by NRPI.

                                  ARTICLE VIII
                                     CLOSING

8.01 Closing. At the Closing, the following documents, in form reasonably acceptable to counsel to the parties or as set forth herein, shall be delivered:

     (a) By the Company:

          1. Certificates representing eighty (80%) percent of all issued and outstanding shares of the Company.

          2.   Resolutions  by  the  Company's   Board  of  Directors  and  sole
               shareholder affirming the transactions contemplated by this Agreement.

     (b)  By NRPI:

          1.   Certificates for the Common Stock as set forth in Article 1..

          2.   The Employment Agreement.

          3. A resolution by the NRPI's Board of Directors affirming the transactions contemplated by this Agreement.

8.02 Exchange. At Closing, the shares of common stock of the Company delivered pursuant to this Agreement will be exchanged for fully paid and nonassessable shares of the Common Stock in accordance with this Agreement.

8.04 Appointment of Directors. At Closing, NRPI will cause Shareholder to be appointed as a member of NRPI's Board of Directors.

                                   ARTICLE IX
                                  MISCELLANEOUS

9.01 Survival of Representations, Warranties and Agreements. The representations, warranties and agreements in this agreement or in any instrument delivered pursuant to this Agreement, including but not limited to representations made in Article III and IV, the Shareholder Statements, and in this Article IX, shall not survive the Closing unless otherwise explicitly stated.

9.02 Assignment, Binding Effect; Benefit; Entire Agreement. Neither this agreement nor any of the rights, interests or obligations hereunder shall be assigned by any of the parties hereto (whether by operation of law or otherwise) without the prior written consent of the other parties. Subject to the preceding sentence, this Agreement shall be binding upon and shall inure to the benefit of the parties hereto and their respective successors and assigns. Notwithstanding anything contained in this

     Agreement to the contrary, nothing in this Agreement, expressed or implied, is intended to confer on any person other than the parties hereto or their respective heirs, successors, executors, administrators and assign any rights, remedies, obligations or liabilities under or by reason of this Agreement. This Agreement arid any documents delivered by the parties in connection herewith Constitute the entire agreement among the parties with respect to the subject matter hereof and supersede all prior agreements and understandings (oral and written) among the parties with respect thereto. No addition to or modification of any provision of this Agreement shall be binding upon any party hereto unless made in writing and signed by all parties hereto.

9.03 Severability. Any term or provision of this Agreement which is invalid or unenforceable in any jurisdiction shall, as to that jurisdiction, be ineffective to the extent of such invalidity or unenforceability without rendering invalid or unenforceable the remaining terms and provisions of this Agreement or otherwise affecting the validity or enforceability of any of the terms or provisions of this Agreement in any other jurisdiction. If any provision, clause, section or part of this Agreement is so broad as to be unenforceable, the provision, clause, section or part shall be interpreted to be only so broad as is enforceable, and all other provisions, clauses, sections or parts of this Agreement which can be effective without such unenforceable provision, clause, section or part shall, nevertheless, remain in full force and effect.

9.04.Notices. Any notice required to be given hereunder shall be sufficient if in writing, and sent by facsimile transmission and by courier service (with proof of service), hand delivery or certified or registered mail (return receipt requested and first-class postage prepaid), addressed as follows:

                   If to NRPI, to:

                   National Rehab Properties, Inc.
                   2921 N.W. 6th Avenue
                   Miami, FL 33127
                   Attn:  Mr. Richard Astrom, President
                   Fax:   305-571-8357

                   With a copy to:

                   John Belash, Esq.
                   110 Wall Street
                   New York, New York 10005
                   Fax:  212-344-4487


                    If to the Company, to

                    Encore Services, Inc.
                    2921 6th Avenue
                    Miami, FL 33127
                    Attn: Mr. Braulio Gutierrez
                    Fax: 305-571-8357

                    With a copy to:

                    Patricia Gutierrez
                    11,100 N.W. 62nd Street

                    Hialeah, FL 33012


     or to such other address as any party shall specify by written notice so given, and such notice shall be deemed to have been delivered as of the date it is telecommunicated, personally delivered or mailed.

9.05 Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of Florida without regard to its rules of conflict of laws.

9.06 Descriptive Headings. The descriptive headings herein are inserted for convenience of reference only and are not intended to be part of or to affect the meaning or interpretation of this Agreement.

9.07 Counterparts. This Agreement may be executed by the parties hereto in separate counterparts, each of which when so executed and delivered shall be an original, but all such counterparts shall together constitute one and the same instrument. Each counterpart may consist of a number of copies of this Agreement, each of which may be signed by less than all of the parties hereto, but together all such copies shall constitute one and the same instrument.

9.08 Certain Definitions. For purposes of this Agreement, the following terms shall have the meanings ascribed to them below:

     (a) "Affiliate" of a person means a person that directly or indirectly, through. one or more intermediaries, controls, is controlled by, or is under----------



executed  on its behalf, all as of the day and year first above written.


                                NATIONAL REHAB PROPERTIES INC.


                                  s/s  Richard Astrom, President


                                ENCORE SERVICES, INC.


                                  s/s  Braulio Gutierrez, President



                                SOLE SHAREHOLDER:


                                  s/s Braulio Gutierrez

                        SECURITIES SUBSCRIPTION AGREEMENT
                        ---------------------------------


     THIS SECURITIES SUBSCRIPTION AGREEMENT, dated as of March 15, 2000 (Agreement D), is executed in reliance upon the exemption from registration afforded by Rule 504 promulgated under Regulation D by the Securities and Exchange Commission (SEC), under the Securities Act of 1933, as amended. Capitalized terms used herein and not defined shall have the meanings given to them in Rule 504 and Regulation D.

     This Agreement has been executed by the undersigned buyers (Buyer), to purchase the amounts set forth on Schedule A hereto, in connection with the private placement of 9% Series A Senior Subordinated Convertible Debentures of 8% Series A Senior Subordinated Convertible Debentures of Encore Services, Inc., a corporation organized under the laws of Florida, with executive offices located at 2921 NW 6th Avenue, Miami, Florida 33127 (Seller). Buyer hereby represents and warrants to, and agrees with Seller:

                   THE SECURITIES OFFERED HEREBY HAVE NOT BEEN AND WILL NOT BE REGISTERED WITH THE UNITED STATES SECURITIES AND EXCHANGE COMMISSION OR THE SECURITIES COMMISSION OF ANY STATE PURSUANT TO AN EXEMPTION FROM REGISTRATION PROVIDED BY SECTION 3(b) OF THE SECURITIES ACT OF 1933, AS AMENDED, AND THE RULES AND REGULATIONS PROMULGATED THEREUNDER (THE 1933 ACT), AND RULE 504 OF REGULATION D PROMULGATED THEREUNDER.

     1. Agreement to Subscribe; Purchase Price

     (a) Subscription. The undersigned Buyer hereby subscribes for and agrees to purchase the Seller's 8% Series A Senior Subordinated Convertible Redeemable Debenture substantially in the form of the Debenture attached as Exhibit A hereto and having an aggregate original principal face amount of One Million United States dollars $1,000,000 (singly, a "Debenture," and collectively, the "Debentures"), at an aggregate purchase price of 90% of the face amount of such Debentures as set forth in subsection (b) herein.

     (b) Payment. The Purchase Price for the Debenture shall be One Million United States Dollars ($1,000,000) (Purchase Price), which shall be payable at closing, pursuant to paragraph c herein, in accordance with the terms and conditions of an Escrow Agreement which shall be executed simultaneously with this Agreement (Escrow Agreement).

     (c) Closing. Subject to the satisfaction of the conditions set forth in Sections 7 and 8 hereof, the Closing of the transactions contemplated by this Agreement shall take place when (i) Seller delivers the Debentures to the Escrow Agent, as defined in an Escrow Agreement among Buyer, Seller and the Escrow Agent of even date, (ii) Seller delivers the signed Escrow Agreement and accompanying documents, and (iii) Buyer pays $400,000 towards the Purchase Price for the Debentures (Closing Date).

     2. Buyer Representations and Covenants; Access to Information

     In connection with the purchase and sale of the Debenture, Buyer represents and warrants to, and covenants and agrees with Seller as follows:

     (a) Buyer is not, and on the closing date will not be, an affiliate of Seller;

     (b) Buyer is an "accredited investor" as defined in Rule 501 of Regulation D promulgated under the 1933 Act, and is purchasing the Shares for its own account and Buyer is qualified to purchase the Shares under the laws of the State of Washington;

     (c) All offers and sales of any of the Debentures by Buyer shall be made in compliance with any applicable securities laws of any applicable jurisdiction and in accordance with Rule 504, as applicable, of Regulation D or pursuant to registration of securities under the 1933 Act or pursuant to an exemption from registration;

     (d) Buyer understands that the Debentures are not registered under the 1933 Act and are being offered and sold to it in reliance on specific exemptions from the registration requirements of Federal and State securities laws, and that Seller is relying upon the truth and accuracy of the representations, warranties, agreements, acknowledgments and understandings of Buyer set forth herein in order to determine the applicability of such exemptions and the suitability of Buyer and any purchaser from Buyer to acquire the Debentures;

     (e) Buyer shall comply with Rule 504 promulgated under Regulation D;

     (f) Buyer has the full right, power and authority to enter into this Agreement and to consummate the transaction contemplated herein. This Agreement has been duly authorized, validly executed and delivered on behalf of Buyer and is a valid and binding agreement in accordance with its terms, subject to general principles of equity and to bankruptcy or other laws affecting the enforcement of creditors' rights generally;

     (g) The execution and delivery of this Agreement and the consummation of the purchase of the Debentures and the transactions contemplated by this Agreement do not and will not conflict with or result in a breach by Buyer of any of the terms or provisions of, or constitute a default under, the articles of incorporation or by-laws (or similar constitutive documents) of Buyer or any indenture, mortgage, deed of trust, or other material agreement or instrument to which Buyer is a party or by which it or any of its properties or assets are bound, or any existing applicable law, rule or regulation of the United States or any State thereof or any applicable decree, judgment or order of any Federal or State court. Federal or State regulatory body, administrative agency or other United States governmental body having jurisdiction over buyer or any of its properties or assets;

     (h) All invitations, offers and sales of or in respect of, any of the Debentures, by Buyer and any distribution by Buyer of any documents relating to any invitation, offer or sale by it of any of the Debentures will be in compliance with applicable laws and regulations, will be made in such a manner that no prospectus need be filed and no other filing need be made by Seller with any regulatory authority or stock exchange in any country or any political sub-division of any country, and Buyer will make no misrepresentations nor omissions of material fact in the invitation, offer or resale of the Debentures;

     (i) The Buyer (or others for whom it is contracting hereunder) has been advised to consult its own legal and tax advisors with respect to applicable resale restrictions and applicable tax considerations and it (or others for whom it is contracting hereunder) is solely responsible (and the Seller is not in any way responsible) for compliance with applicable resale restrictions and applicable tax legislation;

     j) Buyer understands that no Federal or State or foreign government agency has passed on or made any recommendation or endorsement of the Debentures;

     (k) Buyer has had an opportunity to receive and review all material information and financial data and to discuss with the officers of Seller, all matters relating to the securities, financial condition, operations and prospects of Seller and any questions raised by Buyer have been answered to Buyer's satisfaction.

     (l) Buyer acknowledges that the purchase of the Debentures involve a high degree of risk. Buyer has such knowledge and experience in financial and business matters that it is capable of evaluating the merits and risks of purchasing the Debentures. Buyer understands that the Debentures are not being registered under the 1933 Act, or under any state securities laws, and therefore, Buyer must bear the economic risk of this investment for an indefinite period of time;

     (m) Buyer is not a "10-percent Shareholder" (as defined in Section 871(h)(3)(B) of the U.S. Internal Revenue Code) of Seller; and

     (n) Buyer acknowledges and agrees that the transactions contemplated by this Agreement have taken place solely and exclusively within the State of Colorado.

     3. Seller Representations and Covenants

     (a) Seller is a corporation duly organized and validly existing under the laws of the State of Florida and is in good standing under such laws with its principal executive office located in the State of Florida. The Seller has all requisite corporate power and authority to own, lease and operate its properties and assets, and to carry on its business as presently conducted. The Seller is qualified to do business as a foreign corporation in each jurisdiction in which the ownership of its property or the nature of its business requires such qualification, except where failure to so qualify would not have a material adverse effect on the Seller.

     (b) There are 600,000 shares of Seller's common stock, $0.001 par value per share (Common Stock), authorized and 200,0000 outstanding as of March 14, 2000. All issued and outstanding shares of Common Stock have been authorized and validly issued and are fully paid and non-assessable.

     (c) The execution and delivery of this Agreement do not, and the consummation of the transactions contemplated hereby will not, conflict with, or result in any violation of, or default (with or without notice or lapse of time, or both), or give rise to a right of termination, cancellation or acceleration of any obligation or to a loss of a material benefit, under, any provision of the Articles of Incorporation, and any amendments thereto, By-Laws, Stockholders Agreements and any amendments thereto of the Seller or any material mortgage, indenture, lease or other agreement or instrument, permit, concession, franchise, license, judgment, order, decree, statute, law ordinance, rule or regulation applicable to the Seller, its properties or assets. There is no action, suit or proceeding pending, or to the knowledge of the Seller, threatened against the Seller, before any court or arbitrator or any government body, agency or official, which would have a material adverse affect on Seller's operations or financial condition.

     (d) The Seller is not subject to the reporting requirements of Sections 13 or 15(d) of the Securities and Exchange Act, is not an investment company or a developmental stage company that either has no specific business plan or no purpose. The Debentures and common stock issued upon conversion (Shares) when issued, will be issued in compliance with all applicable U.S. federal and state securities laws. The Seller understands and acknowledges that, in certain, circumstances, the issuance of the Shares could dilute the ownership interests of other stockholders of the Seller. The execution and delivery by the Seller of this Agreement and the issuance of the Shares will not contravene or constitute a default under any provision of applicable law or regulation. The Seller is in compliance with and conforms to all statutes, laws, ordinances, rules, regulations.  orders,  restrictions  and all  other  legal  requirements  of any
domestic  or  foreign   government  or  any   instrumentality   thereof   having
jurisdiction over the conduct of its businesses or the ownership of its properties

     (e) There is no fact known to the Seller that has not been publicly disclosed by the Seller or disclosed in writing to the Buyer which could reasonably be expected to have a material adverse effect on the condition (financial or otherwise) or in the earnings, business affairs, properties or assets of the Seller, or could reasonably be expected to materially and adversely affect the ability of the Seller to perform its obligations pursuant to this Agreement. The information furnished by the Seller to Buyer for purposes of or in connection with this Agreement or any transaction contemplated hereby does not contain any untrue statement of material fact or omit to state a material fact necessary in order to make the statements contained therein, in light of the circumstances under which they are made, not misleading.

     (f) No consent, approval or authorization of or designation, declaration or filing with any governmental authority on the part of the Seller is required in connection with the valid execution and delivery of this Agreement, or the offer, sale or issuance of the Debentures or Common Stock, or the consummation of any other transaction contemplated hereby, except the filing with the SEC of Form D.

     (g) There is no action, proceeding or investigation pending, or to the Seller's knowledge, threatened, against the Seller which might result, either individually or in the aggregate, in any material adverse change in the business, prospects, conditions, affairs or operations of the Seller. The Seller is not a party to or subject to the provisions of any order, writ, injunction, judgment or decree of any court or government agency or instrumentality. There is no action, suit proceeding or investigation by the Seller currently pending or which the Seller intends to initiate. The SEC has not issued any order suspending trading in the Seller's Common Stock and the Seller is not under investigation by the SEC or the National Association of Securities Dealers, and there are no proceedings pending or threatened before either regulatory body.

     (h) There are no other material outstanding debt or equity securities presently convertible into Common Stock.

     (i) The Seller has not sold any securities within the 12 month period prior to the date the Common Stock was first offered in reliance on any exemption under Section 3(b) of the 1933 Act, Regulation D or its rules or in violation of
Section 5(a) of the 1933 Act.

     (j) The issuance, sale and delivery of the Debentures have been duly authorized by all required corporate action on the part of the Seller, and when issued, sold and delivered in accordance with the terms hereof and thereof for the consideration expressed herein and therein, will be duly and validly issued, fully paid and non-assessable. The Common Stock issuable upon conversion of the Debenture has been duly and validly reserved for issuance and upon issuance in accordance with the terms of the

Debentures, shall be duly and validly issued, fully paid, and non-assessable There are no pre-emptive rights of any shareholder of Seller.

     (k) This Agreement has been duly authorized, validly executed and delivered on behalf of Seller and is a valid and binding agreement in accordance with its terms, subject to general principles of equity and to bankruptcy or other laws affecting the enforcement of creditors' rights generally. The Seller has all requisite right, power and authority to execute and deliver this Agreement and to consummate the transactions contemplated hereby. All corporate action on the part of the Seller, its Directors and shareholders necessary for the authorization, execution, delivery and performance of this Agreement and the Debentures has been taken. Upon their issuance to the Buyer and delivery to the Escrow Agent, as defined in and pursuant to the Escrow Agreement, the Debentures will be validly issued and nonassessable, and will be free of any liens or encumbrances.

     (1) Seller acknowledges and agrees that the transactions contemplated by this the Agreement have taken place solely and exclusively within the State of Colorado.

     4. Exemption Reliance on Representations

     Buyer understands that the offer and sale of the Securities are not being registered under the 1933 Act. Seller and Buyer are relying on the rules governing offers and sales made pursuant to Rule 504 promulgated under Regulation D. The offer and sale of the Shares are made solely within the State and jurisdiction of Colorado.

     5. Transfer Agent Instructions

     (a) Debentures. Upon the conversion of the Debentures, the Buyer or holder shall give a notice of conversion to the Seller and the Seller shall instruct its transfer agent to issue one or more Certificates representing that number of shares of Common Stock into which the Debenture or Debentures are convertible in accordance with the provisions regarding conversion set forth in Exhibit A. The Seller shall act as Debenture Registrar and shall maintain an appropriate ledger containing the necessary information with respect to each Debenture.

     (b) Common Stock to be Issued Without Restrictive Legend. Upon the conversion of any Debenture, Seller shall instruct Seller's transfer agent to issue Stock Certificates up to the total of the "Conversion Amount" (as defined in the Debenture) and any "Interest Shares" (as defined in the Debenture) without restrictive legend in the name of the Buyer (or its nominee) and in such denominations to be specified at conversion representing the number of shares of Common Stock issuable upon such conversion, as applicable. The Common Stock shall be immediately freely transferable on the books and records of Seller. Seller shall also instruct its attorney to issue and render any legal Opinion which is required at any time by Seller's transfer agent to permit Seller's transfer agent to issue any and all Stock Certificates without a restrictive legend as required by this Agreement.

     6. Registration If upon conversion of the Debentures effected by the Buyer pursuant to the terms of this Agreement or payment of interest pursuant to the Debenture the Seller fails to issue certificates for shares of Common Stock issuable upon such conversion (Underlying Shares) or the Interest Shares, as defined in Section 4(b) of the Debenture, to the Buyer bearing no restrictive legend for any reason, then the Seller shall be required, at the request of the Buyer and at the Seller's expense. to effect the registration of the Underlying Shares and/or Interest Shares issuable upon conversion of the Debentures and payment of interest under the Act and relevant Blue Sky laws as promptly as is practicable. The Seller and the Buyer shall cooperate in good faith in connection with the furnishings of information required for such registration and the taking of such other actions as may be legally or commercially necessary in order to effect such registration. The Seller shall file such a registration statement within 30 days of Buyer's demand and shall use its good faith diligent efforts to cause such registration statement to become effective as soon as practicable thereafter. Such good faith diligent efforts shall include, but not be limited to, promptly responding to all comments received from the staff of the SEC, providing Buyer's counsel with a contemporaneous copy of all written communications from and to the staff of the SEC with respect to such registration statement and promptly preparing and filing amendments to such registration statement which are responsive to the comments received from the staff of the SEC. Once declared effective by the SEC, the Seller shall cause such registration statement to remain effective until the earlier of (i) the sale by the Buyer of all Underlying Shares registered or (ii) 120 days after the effective date of such registration statement. In the event the Seller undertakes to file a Registration Statement on in connection with the Common Stock. upon the effectiveness of such Registration, Buyer shall have the option to sell the Common Stock pursuant thereto.

     7. Delivery Instructions. The Debentures being purchased hereunder, and the Purchase Price, shall be delivered to the Escrow Agent pursuant to the Escrow Agreement.

     8. Conditions To Seller's Obligation To Sell. Seller's obligation to sell the Debentures is conditioned upon:

     (a) The receipt and acceptance by Seller of this Agreement as executed by Buyer.

     (b) All of the representations and warranties of the Buyer contained in this Agreement shall be true and correct on the Closing Date with the same force and effect as if made on and as of the Closing Date. The Buyer shall have performed or complied with all agreements and satisfied all conditions on its part to be performed, complied with or satisfied at or prior to the Closing Date.

     (c) No order asserting that the transactions contemplated by this Agreement are subject to the registration requirements of the Act shall have been issued, and no proceedings for that purpose shall have been commenced or shall be pending or, to the knowledge of the Seller, be contemplated. No stop order suspending the sale of the Debentures or Common Stock shall have been issued, and no proceedings for that purpose shall have been commenced or shall be pending or, to the knowledge of the Seller, be contemplated.

     9. Conditions To Buyer's Obligation To Purchase. Buyer's obligation to purchase the Debentures is conditioned upon:

     (a) The confirmation of receipt and acceptance by Seller of this Agreement as evidenced by execution of this Agreement of the duly authorized officer of Seller.

     (b)  Delivery  of the  Debentures  and the Escrow  Agreement  to the Escrow
Agent.

     10. No Shareholder Approval and No Dilution

     (a) Seller hereby agrees that from the Closing Date until the issuance of Common Stock upon the conversion of the Debentures, Seller will not take any action which would require Seller to seek shareholder approval of such issuance unless such shareholder approval is required by law or regulatory body (including but not limited to the NASDAQ Stock Market, Inc.) as a result of the issuance of the Debentures or Common Stock hereunder.

     (b) Provided the Debentures, or any Seller Debentures from a series which predate the Debentures remain outstanding and unpaid, or if there is any portion of any such Debentures which have not been converted into the Seller's Common Stock, then the Seller shall not split nor reverse split the Common Stock, nor consolidate the outstanding number of shares of Common Stock into a small number of shares, nor otherwise take any action, directly or indirectly, which would have a material adverse effect on the value of the Debentures or the trading price of the Common Stock.

     (c) Upon (i) a transfer of all or substantially all of the assets of the Seller to any person in a single transaction or series of related transactions, or (ii) a consolidation, merger or amalgamation of the Seller with or into another person or entity in which the Seller is not the surviving entity (other than a merger which is effected solely to change the jurisdiction of incorporation of the Company and results in a reclassification, conversion or exchange of outstanding shares of Common Stock solely into shares of Common Stock) (each of items (i) and (ii) being referred to as a "Sale Event"), then, in each case, the Seller shall, upon request of any Holder, redeem the Debentures registered in the name of such Holder in cash for 130% of the principal amount, plus accrued but unpaid interest through the date of redemption, or at the election of the Holder, such Holder may convert the unpaid principal amount of such Convertible Notes (together with the amount of accrued but unpaid interest) into shares of Common Stock of the surviving entity at the Conversion Price as set forth in the Debenture

In case of any reclassification, capital reorganization or other change or exchange of outstanding shares of the Common Stock, or in case of any consolidation or merger of the Seller with or into another corporation (other than a consolidation or merger in which the Seller is the continuing corporation and which does not result in any reclassification, capital reorganization or other change of outstanding shares of Common Stock), the Seller shall cause effective provision to be made so that the Purchaser or Holder of the Debenture, as the case may be, shall have the right thereafter, by exercising the Debenture, to purchase the kind and number of shares of stock or other securities or property (including cash) receivable upon such reclassification, capital reorganization or other change, consolidation or merger by a holder of the number of shares of Common Stock that could have been purchased upon exercise of the Debentures and at the same Conversion Price, as defined in the Debenture, immediately prior to such reclassification, capital reorganization or other change, consolidation or merger. The foregoing provisions shall similarly apply to successive reclassifications, capital reorganizations and other changes of outstanding shares of Common Stock and to successive consolidations or mergers. If the consideration received by the holders of Common Stock is other than cash, the value shall be as determined by the Board of Directors of the Seller or successor person or entity acting in good faith.

     11. Miscellaneous

     (a) This Agreement together with the Debentures and Escrow Agreement, constitutes the entire agreement between the parties, and neither party shall be liable or bound to the other in any manner by any warranties, representations or covenants except as specifically set forth herein. Any previous agreement among the parties related to the transactions described herein is superseded hereby. The terms and conditions of this Agreement shall inure to the benefit of and shall be binding upon the restrictive successors and assigns of the parties hereto. Nothing in this Agreement, express or implied, is intended to confer upon any party, other than the parties hereto, and their respective successors and assigns, any rights, remedies, obligations or liabilities under or by reason of this Agreement, except as expressly provided herein.

     (b) Buyer is an independent contractor and is not the agent of Seller. Buyer is not authorized to bind Seller or to make any representation or warranties on behalf of Seller.

     (c) All representations and warranties contained in this Agreement by Seller and Buyer shall survive the closing of the transactions contemplated by this Agreement.

     (d) This Agreement shall be construed in accordance with the laws of Colorado applicable to contracts made and wholly to be performed within the State of Washington and shall be binding upon the successors and assigns of each party hereto. Buyer and Seller hereby mutually waive trial by jury and consent to exclusive jurisdiction and venue in the courts of the State of Colorado. At Buyer's election, any dispute between the parties may be arbitrated rather than litigated in the courts before the arbitration board of the American Arbitration Association in Denver and pursuant to its rules. Upon demand made by the Buyer to the Seller, Seller agrees to submit to and participate in such arbitration. This Agreement may be executed in counterparts, and the facsimile transmission of an executed counterpart to this Agreement shall be effective as an original.

     (e) Seller  agrees to indemnify  and hold Buyer  harmless  from any and all
claims,   damages  and   liabilities   arising  from  Seller's   breach  of  its
representations and/or covenants set forth herein.

     (f) Buyer agrees to  indemnify  and hold Seller  harmless  from any and all
claims,   damages  and   liabilities   arising  from   Buyer's   breach  of  its
representations and warranties set forth in this Agreement.

     IN WITNESS WHEREOF, the undersigned has executed this Agreement as of the date first set forth above.

                                 Official Signatory of Seller:
                                 -----------------------------

                                 ENCORE SERVICES, INC.



                                 s/s: Braulio Gutierrez

Accepted this 15th day of March, 2000     Title: President


                                 Official Signatory of Buyer:
                                 ----------------------------


                                 HLKT HOLDINGS L.L.C.

                                 s/s:___________________

                                    DEBENTURE


          THE SECURITIES REPRESENTED HEREBY HAVE NOT BEEN AND WILL NOT BE REGISTERED WITH THE UNITED STATES SECURITIES AND EXCHANGE COMMISSION OR THE SECURITIES COMMISSION OF ANY STATE PURSUANT TO AN EXEMPTION FROM REGISTRATION PROVIDED BY SECTION 3(b) OF THE SECURITIES ACT OF 1933, AS AMENDED, AND THE RULES AND REGULATIONS PROMULGATED THEREUNDER (THE "1933 ACT"), AND RULE 504 OF REGULATION D PROMULGATED THEREUNDER

A-001                                                              US $1,000,000


                              ENCORE SERVICES, INC.
                              ---------------------


        8% SERIES A SENIOR SUBORDINATED CONVERTIBLE REDEEMABLE DEBENTURE
                               DUE MARCH 15, 2002


     THIS DEBENTURE of Encore Services, Inc., a corporation duly organized and existing under the laws of Florida ("Company"), designated as its 8% Series A Senior Subordinated Convertible Debentures Due March 15, 2002, in an aggregate principal face amount not exceeding One Million Dollars (U.S. $1,000,000), which Debentures are being purchased at 90% of the face amount of such Debentures.

     FOR VALUE RECEIVED, the Company promises to pay to HLKT Holdings LLC, the registered holder hereof and its authorized successors and permitted assigns (Holder), the aggregate principal face of One Million Dollars (U.S. $ 1,000.000) on March 15, 2002 (Maturity Date), and to pay interest on the principal sum outstanding, at the rate of 9% per annum commencing April 15, 2000 and due in full at the Maturity Date pursuant to paragraph 4(b) herein. Accrual of outstanding principal sum has been made or duly provided for. The interest so payable will be paid to the person in whose name this Debenture is registered on the records of the Company regarding registration and transfers of the Debentures (Debenture Register); provided, however, that the Company's obligation to a transferee of this Debenture arises only if such transfer, sale or other disposition is made in accordance with the terms and conditions of the Securities Subscription Agreement dated as of March 15, 2000 between the Company and HLKT Holdings, LLC (Subscription Agreement). The principal of, and interest on, this Debenture are payable at the address last appearing on the Debenture Register of the Company as designated in writing by the Holder hereof from time to time. The Company will pay the outstanding principal due upon this Debenture before or on the Maturity Date, less any amounts required by law to be deducted or withheld, to the Holder of this Debenture by check if paid more than 10 days prior to the Maturity Date or by wire transfer and addressed to such Holder at the last address appearing on the Debenture Register. The forwarding of such check or wire transfer shall constitute a payment of outstanding principal hereunder and shall satisfy and discharge the liability for principal on this Debenture to the extent of the sum represented by such check or wire transfer. Interest shall be payable in Common Stock (as defined below) pursuant to paragraph 4(b) herein.

     This Debenture is subject to the following additional provisions:

     1. The Debentures are issuable in denominations of Ten Thousand Dollars (US $10,000) and integral multiples thereof. The Debentures are exchangeable for an equal aggregate principal amount of Debentures of different authorized denominations, as requested by the Holders surrendering the same, but not less than U.S. $10,000. No service charge will be made for such registration or transfer or exchange, except that Holder shall pay any tax or other governmental charges payable in connection therewith.

     2. The Company shall be entitled to withhold from all payments any amounts required to be withheld under the applicable laws.

     3. This Debenture may be transferred or exchanged only in compliance with the Securities Act of 1933, as amended (Act) and applicable state securities laws. Prior to due presentment for transfer of this Debenture, the Company and any agent of the Company may treat the person in whose name this Debenture is duly registered on the Company's Debenture Register as the owner hereof for all other purposes, whether or not this Debenture be overdue, and neither the Company nor any such agent shall be affected or bound by notice to the contrary. Any Holder of this Debenture, electing to exercise the right of conversion set forth in Section 4(a) hereof, in addition to the requirements set forth in
Section 4(a), and any prospective transferee of this Debenture, are also required to give the Company written confirmation that the Debenture is being converted (Notice of Conversion) in the form annexed hereto as Exhibit I.

     4. (a) The Holder of this Debenture is entitled, at its option, at any time immediately following execution of this Agreement and delivery of the Debenture hereof, to convert all or any amount over $10,000 of the principal face amount of this Debenture then outstanding into freely tradable shares of common stock, $0.001 par value per share, of the Company without restrictive legend of any nature (Common Stock), at a conversion price (Conversion Price) for each share of Common Stock equal to (i) 70% of the per share price valued in accordance with the book value of the Company's shares which shall include but not be limited to all assets and good will of the Company and the proceeds of this Debenture and any other Debenture issued simultaneously with this Debenture or within 30 days of the issuance of this Debenture, but shall not include any liabilities of the Company (Asset Book Value), or, if the Company or its successor or the assignee of this Debenture is traded on an exchange, (ii) 70% of the closing bid price of the Common Stock as reported on such exchange for the trading day immediately preceding the date of receipt by the Company of each Notice of Conversion (Conversion Shares). If the number of resultant Conversion Shares would as a matter of law or pursuant to regulatory authority require the Company to seek shareholder approval of such issuance, the Company shall, as soon as practicable, take the necessary steps to seek such approval. Such conversion shall be effectuated, as provided in a certain Escrow Agreement executed simultaneously with this Debenture, by the Company delivering the Conversion Shares to the Holder within 7 business days of receipt by the Company of the Notice of Conversion. Once the Holder has received such Conversion Shares, the Escrow Agent shall surrender the Debentures to be converted to the Company, executed by the Holder of this Debenture evidencing such Holder's intention to convert this Debenture or a specified portion hereof, and accompanied by proper assignment hereof in blank. Accrued but unpaid interest shall be subject to conversion. No fractional shares or scrip representing fractions of shares will be issued on conversion, but the number of shares issuable shall be rounded to the nearest whole share.

     (b) Interest at the rate of 8% per annum shall be paid by issuing Common Stock of the Company as follows: Based on the Asset Book Value, or if the shares of Common Stock of the Company are traded on an exchange, the closing bid price of the Common Stock as reported on such exchange for the trading day immediately preceding the date of the monthly interest payment due (Market Price), the Company shall issue to the Holder shares of Common Stock in an amount equal to the total monthly interest accrued and due divided by 70% of the Market Price (Interest Shares). The dollar amount of interest payable pursuant to this paragraph 4(b) shall be calculated based upon the total amount of payments actually made by the Holder in connection with the purchase of the Debentures at the time any interest payment is due. If such payment is made by check, interest shall accrue beginning 10 days from the date the check is received by the Company. If such payment is made by wire transfer directly into the Company's account, interest shall accrue beginning on the date the wire transfer is received by the Company. Common Stock issued pursuant hereto shall be issued pursuant to Rule 504 of Regulation D in accordance with the terms of the Subscription Agreement.

     (c) At any time after 90 days the Company shall have the option to pay to the Holder 130% of the principal amount of the Debenture, in full, to the extent conversion has not occurred pursuant to paragraph 4(a) herein, or pay upon maturity if the Debenture is not converted. The Company shall give the Holder 5 days written notice and the Holder during such 5 days shall have the option to convert the Debenture or any part thereof into shares of Common Stock at the Conversion Price set forth in paragraph 4(a) of this Debenture.

     (d) Upon (i) a transfer of all or substantially all of the assets of the Company to any person in a single transaction or series of related transactions, or (ii) a consolidation, merger or amalgamation of the Company with or into another person or entity in which the Company is not the surviving entity (other than a merger which is effected solely to change the jurisdiction of incorporation of the Company and results in a reclassification, conversion or exchange of outstanding shares of Common Stock solely into shares of Common Stock) (each of items (i) and (ii) being referred to as a "Sale Event", then, in each case, the Company shall, upon request of any Holder, redeem the Debentures registered in the name of such Holder in cash for 130% of the principal amount, plus accrued but unpaid interest through the date of redemption, or at the election of the Holder, such Holder may convert the unpaid principal amount of this Debenture (together with ____________

Then, or at any time thereafter, unless cured, and in each and every such case, unless such Event of Default shall have been waived in writing by the Holder (which waiver shall not be deemed to be a waiver of any subsequent default) at the option of the Holder and in the Holder's sole discretion, the Holder may consider this Debenture immediately due and payable, without presentment, demand, protest or (further) notice of any kind (other than notice of acceleration), all of which are hereby expressly waived, anything herein or in any note or other instruments contained to the contrary notwithstanding, and the Holder may immediately, and without expiration of any period of grace, enforce any and all of the Holder's rights and remedies provided herein or any other rights or remedies afforded by law.

     9. This Debenture represents a prioritized obligation of the Company. However, no recourse shall be had for the payment of the principal of, or the interest on, this Debenture, or for any claim based hereon, or otherwise in respect hereof, against any incorporator, shareholder, officer or Director, as such, past, present or future, of the Company or any successor corporation, whether by virtue of any constitution, statute or rule of law, or by the enforcement of any assessment or penalty or otherwise, all such liability being, by the acceptance hereof and as part of the consideration for the issue hereof, expressly waived and released.

     10. In case any provision of this Debenture is held by a court of competent jurisdiction to be excessive in scope or otherwise invalid or unenforceable, such provision shall be adjusted rather than voided, if possible, so that it is enforceable to the maximum extent possible, and the validity and enforceability of the remaining provisions of this Debenture will not in any way be affected or impaired thereby.

     11. This Debenture and the agreements referred to in this Debenture constitute the full and entire understanding and agreement between the Company and the Holder with respect to the subject hereof. Neither this Debenture nor any term hereof may be amended, waived, discharged or terminated other than by a written instrument signed by the Company and the Holder.

     12. This Debenture shall be governed by and construed in accordance with the laws of Colorado applicable to contracts made and wholly to be performed within the State of Colorado and shall be binding upon the successors and assigns of each party hereto. The Holder and the Company hereby mutually waive trial by jury and consent to exclusive jurisdiction and venue in the courts of the State of Colorado. At Holder's election, any dispute between the parties may be arbitrated rather than litigated in the courts, before the American Arbitration Association in Denver and pursuant to its rules. Upon demand made by the Holder to the Company, the Company agrees to submit to and participate in such arbitration. This Agreement may be executed in counterparts, and the facsimile transmission of an executed counterpart to this Agreement shall be effective as an original.


     IN WITNESS WHEREOF, the Company has caused this instrument to be duly executed by an officer thereunto duly authorized.


Dated:    March 15, 2000


                                    ENCORE SERVICES, INC.



                                    By:______________________________________


                                         Title: President

Exhibit 3.2

                                                                           FILED
                                                            IN THE OFFICE OF THE
                                                       SECRETARY OF STATE OF THE
                                                                 STATE OF NEVADA

                                                                    OCT 10, 2000
DEAN HELLER                                   No. C 2817-71
Secretary of State                 Dean Heller, Secretary of State
101 North Carson Street, Suite 3
Carson City, Nevada 89701
--------------------------------------------------------------------------
Important:  Read attached instructions before completing form
--------------------------------------------------------------------------

              Certificate of Amendment to Articles of Incorporation
              -----------------------------------------------------
                          For Nevada Profit Corporation
                          -----------------------------
          (Pursuant to NRS 78.386 and 78.390 - After Issuance of Stock)
                              -Remit in Duplicate-

1.   Name of Corporation:    National Rehab Properties, Inc.
                          ------------------------------------------

2. The articles have been amended as follows (provide article numbers, if available):
     "The name of the corporation is:

     NATIONAL RESIDENTIAL PROPERTIES, INC."
     -----------------------------------------------------------

3. The vote by which the stockholders holding shares in the corporation entitling them to exercise at least a majority of the voting power or such greater proportion of the voting power as may be required in the case of a vote by classes or series, or as may be required by the provi- sions of the articles of incorporation have voted in favor of the amendment
    is:       51%
       --------------------------------------------------------------------
4.  Signature required:

s/s:   Richard Astrom                         s/s:  Christoper Astrom
    -----------------------------------           ----------------------------
    President or Vice President                   Secretary or Asst. Secretary

       *If any proposed amendment would alter or change any preference or any relative or other right given to any class or series of outstanding shares, then the amendment must be approved by the vote, in addition to the affirmative vote otherwise required, of the holders of shares representing a majority of the voting power of each class or series affected by the amendment regardless of limitations or restrictions on the voting power thereof.

         IMPORTANT: Failure to include any of the above information and remit the proper fees may cause this filing to be rejected.

Exhibit 3.3

FILED
In the office of the
Secretary of State of the
State of Nevada

Oct 10, 2000
No.  C 2817-71
     ---------

Dean Heller, Secretary of State

              CERTIFICATE OF CHANGE IN NUMBER OF AUTHORIZED SHARES
                                       OF
                      NATIONAL RESIDENTIAL PROPERTIES, INC.

                           Pursuant to Section 78.209

     We, the undersigned, being the president and secretary of NATIONAL RESIDENTIAL PROPERTIES, INC., do hereby execute and acknowledge the following instrument:

A) The current number of authorized shares is:

               Forty million (40,000,000) without par value

B) The number of authorized shares after the change is:

               Two hundred and fifty million (250,000,000) shares
                         Par value $ .001 per share

C) The number of shares to be issued after the change in exchange for each issued share of the same class is none.

D) The provisions, if any, for the issuance of fractional shares, or for the payment of money or the issuance of scrip to stockholders otherwise entitled to a fraction of a share and the percentage of outstanding shares affected thereby is none.

E) No stockholder approval is required to effect the change.

F) The effective date of the change shall be the date of filing in the office of the Nevada Secretary of State.

IN WITNESS WHEREOF. We the undersigned, being the president and the secretary of NATIONAL RESIDENTIAL PROPERTIES, INC. , do hereby execute and acknowledge the above instrument.


s/s: Richard Astrom                s/s:     Christoper Astrom
     -----------------------------------------------------------
     President                         Secretary



STATE OF
COUNTY OF

On October 10, 2000, personally appeared before me, a notary public, Richard Astrom and Christopher Astrom, the President and Secretary of NATIONAL RESIDENTIAL PROPERTIES, INC., A Nevada corporation and personally known to me to be the persons whose names are subscribed to the above instrument who acknowledged that they executed said instrument.

                 s/s:      Patricia Gutierrez
                     ------------------------------------
                                  Notary Public
                                                              PATRICIA GUTIERREZ
                                                 Notary Public, State of Florida
                                                     My comm. exp. Dec. 19, 2003
                                                              Comm. No. CC896915

Exhibit 10.04


                           PREPAID MANAGEMENT AGREEMENT

Agreement made this 20th day of September, 2000 by and between Richard Astrom, an individual and National Residential Properties, Inc., a Nevada Corporation.

Whereas there exists a $302,000 debt by Richard Astrom to National Residential Properties, Inc. ("the Company") as listed on the Company's Balance Sheet which debt matures September 20, 2000.

And Whereas Richard Astrom proposes a means of facilitating the repayment of the debt wherein the $302,000 note receivable item on the Company's balance sheet would be converted to a five year prepaid management contract.

And Whereas there are existing arrangements between Richard Astrom and the Company for paying compensation to Richard Astrom for his services to the Company.

Therefore, the following agreement is entered into the date first written above:

The $302,000 debt by Richard Astrom to the Company as listed on the Company's Balance Sheet which debt matures September 20, 2000 is hereby cancelled.

The Company and Richard Astrom agree that the $302,000 debt by Richard Astrom to the Company as currently listed on the Company's Balance Sheet is by this Prepaid Management Agreement converted to a five year prepaid management contract. Beginning January 1, 2001, the first $60,400 (plus an additional amount equal to the accrued interest on the unearned balance of the prepaid management contract, calculated at the rate of 8% per annum) of Richard Astrom's annual compensation from the Company will be applied against the $302,000 prepaid management contract each year.

Richard Astrom pledges and agrees that beginning January 1, 2001, for the next five years the first $60,400 (plus an additional amount equal to the accrued interest on the unearned portion of the prepaid management contract balance calculated at the rate of 8% per annum) of his annual compensation from the Company will be withheld by the Company and be applied against the $302,000 item each year.

This agreement is made a part of any existing agreements, whether oral or written, for compensation between the Company and Richard Astrom as well as any future compensation agreements between the Company and Richard Astrom.

Witness the signatures of the parties hereto:

s/s  Richard Astrom
   --------------------------
Richard Astrom, an individual

National Residential Properties, Inc., a Nevada Corporation.
By: s/s  Richard Astrom                  Its: President
   --------------------------------

                      NATIONAL RESIDENTIAL PROPERTIES, INC.
                              AND ITS SUBSIDIARIES
                   (FORMERLY NATIONAL REHAB PROPERTIES, INC.)
                        CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999

                      NATIONAL RESIDENTIAL PROPERTIES, INC.
                              AND ITS SUBSIDIARIES
                   (FORMERLY NATIONAL REHAB PROPERTIES, INC.)





                                Table of Contents


                                                                            Page


Independent Auditor's Report                                                   1

Financial Statements
    Consolidated Balance Sheet                                                 2
    Consolidated Statements of Income                                          3
    Consolidated Statements of Changes in Stockholders' Equity                 4
    Consolidated Statements of Cash Flows                                      5

Notes to Financial Statements                                             6 - 10

                              BAUM & COMPANY, P.A.
                          Certified Public Accountants
                        1515 University Drive - Suite 209
                          Coral Springs, Florida 33071
                                 (954) 752-1712



                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
National Residential Properties, Inc.
Miami, Florida

We have audited the accompanying consolidated balance sheet of National Residential Properties, Inc. and its subsidiaries (formerly National Rehab Properties, Inc.) of September 30, 2000 and the related consolidated statements of income, consolidated statement of changes in stockholders' equity, and consolidated cash flows for the years ended September 30, 2000 and September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion,  the financial  statements  referred to above present fairly, in all material respects, the financial position of National Residential Properties, Inc. and its subsidiaries (formerly National Rehab Properties, Inc.) of September 30, 2000, and the results of its operations, changes in stockholders' equity and its cash flows for the years ended September 30, 2000 and September 30, 1999 in conformity with generally accepted accounting principles.


December 20, 2000
Coral Springs, Florida


                      NATIONAL RESIDENTIAL PROPERTIES, INC.
                              AND ITS SUBSIDIARIES
                   (FORMERLY NATIONAL REHAB PROPERTIES, INC.)
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2000

                                     ASSETS
                                                                       2000
                                                                  -------------
Current Assets
    Cash in bank                                                  $     137,990
    Inventory - real estate holdings                                  3,321,090
    Other current assets                                                 25,287
                                                                  -------------

       Total Current Assets                                           3,484,367
                                                                  --------------

Property, Plant & Equipment
    (Net of accumulated depreciation of $29,948 )                        45,395

Other Assets
    Notes Receivable (Net of allowance for bad debts of $12,000)         55,344
    Organizational costs (net of $55 accumulated amortization)              495
    Prepaid management fee                                              302,000
    Goodwill                                                              1,219
                                                                  -------------

       Total Other Assets                                               359,058
                                                                  -------------

           Total Assets                                           $   3,888,820
                                                                  =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Accounts payable and accrued expenses                         $      72,004
    Mortgages and notes payable                                       1,600,233
                                                                  -------------

       Total Current Liabilities                                      1,672,237
                                                                  -------------

Shareholders' Equity
    Common stock, $.001 par value; authorized 100,000,000
        Shares; issued and outstanding 51,061,866                        51,062
    Common stock class A voting, $.001; authorized 2,000,000
       shares; issued and outstanding 1,000,000                           1,000
    Additional paid in capital                                        3,123,733
    Accumulated deficit                                                (959,212)
                                                                  -------------

       Total Shareholders'  Equity                                    2,216,583
                                                                  -------------

       Total Liabilities and Shareholders' Equity                 $   3,888,820
                                                                  =============

                 See accompanying notes to financial statements



                      NATIONAL RESIDENTIAL PROPERTIES, INC.
                              AND ITS SUBSIDIAIRIES
                   (FORMERLY NATIONAL REHAB PROPERTIES, INC.)
                        CONSOLIDATED STATEMENTS OF INCOME
                     YEARS ENDED SEPTEMBER 30, 2000 AND 1999

                                                      2000            1999
                                                --------------   --------------
Gross sales                                     $       62,500   $      374,038

Cost of sales                                           60,146          118,368
                                                --------------   --------------

Gross profit                                             2,354          255,670

Operating Expenses:

    General & administration expenses                  591,066          509,543
                                                --------------   --------------

Net income (loss) before other income (expense)       (588,712)        (253,873)

Other Income (expense)

    Interest income                                     45,121            8,488
    Interest expense                                   (19,927)         (14,124)
    Miscellaneous                                       (7,244)         - - - -
                                                --------------   --------------

       Total income (expense)                           17,950           (5,636)
                                                --------------   --------------

Net income (loss) before provisions for income
taxes                                                 (570,762)        (259,509)

Provision for income taxes

    Tax benefit                                         29,005         - - - -
                                                --------------   --------------

Net loss                                        $    ( 541,757)  $    ( 259,509)
                                                ==============   ==============

Weighted average common shares outstanding          28,951,990        3,390,338
                                                --------------   --------------

Weighted average common share diluted               28,951,990        7 715,338
                                                --------------   -------------

Loss per share                                          (.0187)          (.0765)
                                                ==============   ==============

Loss per share full diluted                             (.0265)          (.0336)
                                                ==============   ==============

                 See accompanying notes to financial statements


                      NATIONAL RESIDENTIAL PROPERTIES, INC.
                              AND ITS SUBSIDIARIES
                   (FORMERLY NATIONAL REHAB PROPERTIES, INC.)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                           SEPTEMBER 30, 2000 AND 1999

                                                       Class A  Additional  Retained Earnings/
                                    Common Stock        Common    Paid-in      Accumulated
                               #Shares      Amount      Voting    Capital        Deficit
                             ----------   ----------   -------  ----------   -------------
September 30, 1998            9,054,773   $    9,055   $ 1,000  $1,324,190   $    (157,946)

Net (Loss)                         ----         ----      ----        ----        (259,509)
                             ----------   ----------   -------  ----------   -------------

September 30, 1999            9,054,773   $    9,055     1,000   1,324,190        (417,455)

Shares issued for
 services rendered            1,463,765        1,464      ----      81,060            ----

Shares for options
 exercised                    6,000,000        6,000      ----        ----            ----

Shares issued for
 acquisition of companies     1,750,000        1,750      ----        ----            ----

Additional shares issued
 from debenture conversion   34,193,328       34,193      ----   1,718,483            ----

Canceled shares              (1,400,000)      (1,400)     ----        ----            ----

Net (Loss)                         ----         ----      ----        ----        (541,757)
                             ----------   ----------   -------  ----------   -------------

September 30, 2000           51,061,866   $   51,062   $ 1,000  $3,123,733   $    (959,212)
                             ==========   ==========   =======  ==========   =============

                 See accompanying notes to financial statements
                                       F-6


                      NATIONAL RESIDENTIAL PROPERTIES, INC.
                              AND ITS SUBSIDIAIRIES
                   (FORMERLY NATIONAL REHAB PROPERTIES, INC.)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           SEPTEMBER 30, 2000 AND 1999

                                                          2000         1999
                                                      -----------   -----------
Cash Flows From Operating Activities:

    Net income (loss)                                 $  (541,757)  $    (9,509)

    Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
    Depreciation and amortization                          20,171        10,507
    Common stock issued for services                       81,060           -0-
    Changes in assets and liabilities
    (Increase) in accrued interest                        (24,160)          -0-
    (Increase) in inventory of real estate holdings    (1,599,176)     (545,153)
    Decrease in prepaid expenses                           55,873        15,645
    Decrease in security deposits                             -0-           700
    (Increase) decrease in deposits                      (52,000)       (25,000)
    Increase in customer deposits                             -0-        (1,350)
    Increase (decrease) accounts payable                  (10,199)      (82,203)
    (Decrease) in income tax payable                          -0-       (37,228)
    (Increase) decrease in mortgage receivable            (42,986)      (41,018)
                                                      -----------   -----------
                                                       (2,113,174)     (759,185)
                                                      -----------   -----------
Cash Flows From Investing Activities:

    Acquisition of fixed assets                           (15,847)      (51,060)
    Goodwill generated from acquisition                    (1,219)          -0-
    Reduction in note to related party                       ----        18,091
                                                      -----------   -----------

                                                          (17,066)        8,049
                                                      -----------   -----------
Cash Flows From Financing Activities:

    Proceeds from mortgages payable                     1,060,118       605,900
    Repayment of mortgages payable                       (516,135)     (970,641)
    Proceeds from debentures                             (947,500)      947,500
    Proceeds from note payable - related party               ----        20,000
    Proceeds from issuance of common stock              1,760,490     1,045,880
    Increase in subscription receivable                   500,000      (500,000)
                                                      -----------    ----------
                                                        1,856,973     1,148,639
Net (decrease) increase in cash                          (273,267)      397,503

Cash at beginning of year                                 411,257        13,754
                                                      -----------    ----------
Cash at end of year                                       137,990       411,257
                                                      ===========    ==========

                 See accompanying notes to financial statements

                      NATIONAL RESIDENTIAL PROPERTIES, INC.
                              AND ITS SUBSIDIAIRIES
                   (FORMERLY NATIONAL REHAB PROPERTIES, INC.)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Background

     The Company was originally incorporated in the State of Nevada on October 18, 1971 under the name of Mister Las Vegas, Inc. On December 15, 1994 the Company merged with a privately owned company, National Rehab Properties, Inc., a Florida corporation formed on October 1, 1993. The surviving Nevada corporation changed its name to National Rehab Properties, Inc. and became authorized to conduct business in the State of Florida on August 17, 1995. On September 12, 2000, the corporation changed its name to National Residential Properties, Inc.

     The company's business is residential real estate development and building construction services. From 1993 until 1999 the Company's business concentrated in investing in and revitalizing single family homes in established older residential neighborhoods in urban areas. The Company either buys single unit vacant properties and builds single family homes or it buys abandoned homes and completes all renovations to the home followed by a sale of the home. During 1999, while retaining its efforts in the renovation of urban single family homes as one aspect of its business, the Company entered a second phase of business, the development, construction and ownership of multifamily housing projects. Beginning in the fiscal year ended September 1999, the Company initiated a program of acquisition of properties suitable for development as multifamily housing or multiple unit single family development tracts. Since 1999, the company has purchased four tracts with the intention of building from 60 to 72 apartment units on each tract and one twenty acre citrus grove for single family home development. In April 2000, the Company acquired Encore Services, Inc., a bonded general construction contractor.

     Real Estate Holdings

     Real  estate  investments  are  stated  at the  lower  of cost  or  market.
     Acquisition   costs  are  allocated  to  respective   properties  based  on
     appraisals of the various properties acquired in the acquisition.

     Income Taxes

     In February 1992, the Financial Accounting Standards Board issued Statement on Financial Accounting standards 109 of "Accounting for Income Taxes." Under the Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company has net operating losses (NOL's) of approximately $1,000,000.

         Deferred tax benefit (34% statutory rate)              $ 340,000
         Valuation allowance                                      340,000
                                                                ---------
           Net Benefit                                          $   - 0 -
                                                                =========

                      NATIONAL RESIDENTIAL PROPERTIES, INC.
                              AND ITS SUBSIDIARIES
                   (FORMERLY NATIONAL REHAB PROPERTIES, INC.)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Due to the uncertainty of utilizing the NOL and recognizing the deferred tax benefit, an offsetting valuation allowance has been provided.

     Revenue Recognition

     Revenue is recognized under the full accrual method of accounting upon the completed sale of real property held for development and sale. All costs incurred directly or indirectly in acquiring and developing the real property are capitalized.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

     Cash and Cash Equivalents

     Cash and cash equivalents include cash on hand, cash in banks, and any highly liquid investments with a maturity of three months or less at the time of purchase. The Company maintains cash and cash equivalent balances at several financial institutions which are insured by the Federal Deposit Insurance Corporation up to $100,000.

     Earnings/Loss Per Share

     Primary  earnings  per common share are computed by dividing the net income
     (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The number of shares used for the fiscal years ended September 30, 2000 and 1999 were 28,951,990 and 3,390,338 respectively. Fully diluted shares for the fiscal year ended September 30, 2000 and 1999 were 28,951,990 and 7,715,338 respectively.

     Principles of Consolidation

     The consolidated financial statements include accounts of its subsidiaries. All material intercompany transactions have been eliminated.

NOTE 2 - INVENTORY

     Inventory consists of residential single family homes held for resale and land held for development and is valued at the lower of cost or market value. Cost includes acquisition, renovation and carrying costs specifically identified with each unit.

                      NATIONAL RESIDENTIAL PROPERTIES, INC.
                              AND ITS SUBSIDIARIES
                   (FORMERLY NATIONAL REHAB PROPERTIES, INC.)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 3 - LONG-TERM RECEIVABLES

     Mortgages Receivable

     Due to the irregular payment history of these types of mortgages, the balance of $55,344 (net of an allowance of $12,000) has been reclassified as long term receivables. These are due from persons that purchased properties from the company.

NOTE 4 - PROPERTY & EQUIPMENT

     Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the respective assets, generally three to five years, on a straight-line basis.

             Automobiles                                     $  54,680
             Office Equipment                                   20,663
                                                             ---------
                                                                75,343
             Less: Accumulated Depreciation                     29,948
                                                             ---------
                  Net Fixed Assets                           $  45,395
                                                             =========

NOTE 5 - RELATED PARTY TRANSACTION

     Prepaid Expenses

     The President of the Company owed the Company $302,000 pursuant to a note which matured on September 20, 2000. Pursuant to an agreement dated September 29, 2000 entitled "Prepaid Management Agreement," the previous $302,000 note was canceled and a new arrangement for the repayment of the $302,000 note was created. The parties agreed that the $302,000 debt by the president to the Company will be repaid under the following terms: beginning January 1, 2001, for the next five years, the first $60,400 (plus an additional amount equal to the accrued interest on the unearned portion of the contract balance, calculated at the rate of 8% per annum) of his annual compensation from the Company will be withheld by the Company and be applied against the $302,000 item each year. This agreement is made a part of any existing agreements, whether oral or written for compensation between the Company and the officer well as any future compensation agreements between the Company and officers.

     The Company has entered into construction contracts of approximately 14,000,000 with Encore Builders, Inc., a company wholly owned by a Director of the Company and a minority shareholder of Encore Services, Inc.

     Officers of the Company were paid an aggregate of $ 131,515.

                      NATIONAL RESIDENTIAL PROPERTIES, INC.
                              AND ITS SUBSIDIARIES
                   (FORMERLY NATIONAL REHAB PROPERTIES, INC.)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 5 - RELATED PARTY TRANSACTION (Continued)

     Leases

     Office space is being provided by a company which is wholly owned by Bravlio Gutierrez a minority shareholder of Encore Services, Inc. and a director of the company.

NOTE 6 - ACQUISITIONS

     A. On February 10, 2000, the company acquired MAS XV Acquisition Corp. for 1,000,000 shares of its common stock and an additional 500,000 for fees. T he acquisition has been handled as a purchase method of accounting for business combinations.

     B. On April 3, 2000 the Company acquired 80% of Encore Services, Inc. for 250,000 common shares of its stock.

NOTE 7 - MORTGAGES AND NOTES PAYABLE

     Mortgage Payable

     Collateralized constructions loans, bearing interest at the greater of 8.25% or 1.5% over prime lending rate. The monthly interest is added to the  principal  balance of the loan.
     The loans are paid off upon sale of the underlying real estate or October 1, 2001.  Notes are guaranteed by an officer of the
     Company.                                                       $    325,233

     Mortgage Payable

     Collateralized note bearing interest at 12% and payable
     in full plus accrued interest on June 29, 2000.  The Company negotiated an extension of the due date to March 1, 2001,
     at which time the entire principle and interest will be due.        500,000

     Mortgage  Payable

     Collateralized note, secured by real estate, due upon sale of underlying real estate or December 9, 2002. Interest is payable
     monthly at 12%. Note is guaranteed by an officer of the Company     100,000

     Note Payable

     Collateralized note bearing interest at 9-1/2% secured by
     real estate, due August 2, 2001.                               $    675,000
                                                                    ------------
           Subtotal                                                    1,600,233
     Less: Non-Current Maturities                                          - 0 -
                                                                    ------------
     Total Current Maturities                                       $  1,600,233
                                                                    ============
                                      F-11

                      NATIONAL RESIDENTIAL PROPERTIES, INC.
                              AND ITS SUBSIDIAIRIES
                   (FORMERLY NATIONAL REHAB PROPERTIES, INC.)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 8- CAPITAL TRANSACTIONS

     During the fiscal year ended September 30, 2000 the following capital transactions occurred.

     A. On various dates from October 1, 1999 to June 28, 2000 34,193,328 common shares valued at $1,735,447 were issued to debenture holders as part of debenture conversion provision.

     B. On February 10, 2000, the Company issued 1,000,000 common shares for the purchase of MAX XV Acquisition, Inc. In addition the company issued 500,000 shares and $100,000 for consulting services regarding the acquisition.

     C. On April 1, 2000, the company issued 250,000 shares for 80% of the common stock of Encore Services, Inc.

     D. On April 3, 2000, an officer of the company stock exercised options for 6,000,000 shares at their exercise price of $ 6,000.

     E. On October 13, 1999 227,272 shares of common stock, valued at $22,727 were issued for consulting fees.

     F. In November 1999, 308,333 shares of common stock valued at $30,833 were issued for consulting fees.

     G. On December 7, 1999 250,000 common shares valued at $25,000 were issued for consulting services.

     F. On May 2, 2000, the Company donated 250,000 common shares valued at $2,500 to the Yeshiva Gedoluh of Midwood.

NOTE 9- SUBSEQUENT EVENTS

     A.   On October 10, 2000 the Company amended its Articles of  Incorporation
          to  increase  its  authorized   common  shares  from   100,000,000  to
          250,000,000.

     B. The Company acquired the Company, 2217 Acquisition Inc.on October 10, 2000 for the purpose of purchasing a parcel of land for development and related convertible financing .

NOTE 10  - SUPPLEMENTAL CASH FLOW STATEMENT  DISCLOSURES

     Interest expense for year 2000                    $ 104,135