Form 10QSB
period 2000-12-31
NATIONAL REHAB PROPERTIES NV INC
filed 2001-02-20
CIK 1096840

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ x ]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES AND EXCHANGE ACT OF 1934

                     For the Quarter ended December 31, 2000

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

                                 Yes    x      No


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

Title of each class of Common Stock             Outstanding at February 15, 2001
-----------------------------------             --------------------------------
Common Stock, $0.001 par value                            336,039,899


           Transitional Small Business Disclosure Format (check one):
                                 Yes           No x

                                TABLE OF CONTENTS

            FORM 10-QSB REPORT - FOR QUARTER ENDED DECEMBER 31, 2000

                     National Residential Properties, Inc.

PART I

     Item 1.   Financial Statements
               Condensed Consolidated Balance Sheets -
               December 31, 2000 (unaudited) and
               September 30, 2000 (audited)                                   3

               Condensed Consolidated Statements of Operations                5
               Three Months ended December 31, 2000 and 1999
               (unaudited)

               Condensed Consolidated Statements of Cash Flows                6
               Three months ended December 31, 2000 and 1999
               (unaudited)

               Notes to Financial Statements                                  7

     Item 2.   Management's Discussion and Analysis or Plan of Operation     11

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk    14

PART II

     Item 1.   Legal Proceedings                                             14
     Item 2.   Change in Securities                                          14
     Item 3.   Defaults Upon Senior Securities                               15
     Item 4.   Submission of Matters to a vote of Security Holders           15
     Item 5.   Other Information                                             15
     Item 6.   Exhibits and Reports on Form 8-K                              15

SIGNATURE PAGE                                                               16

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS

                      NATIONAL RESIDENTIAL PROPERTIES, INC.
                   (FORMERLY NATIONAL REHAB PROPERTIES, INC.)
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                             December 31,    September 30,
                                                                2000             2000
                                                             (Unaudited)       (Audited)
                                                           --------------   -------------
Current Assets
    Cash                                                   $      215,868   $     137,990
    Inventory - real estate holdings                            4,433,621       3,321,090
    Other current assets                                           25,286          25,287
                                                           --------------   -------------

         Total Current Assets                                   4,674,775       3,484,367
                                                           --------------   -------------

Property, Plant & Equipment
    (Net of accumulated depreciation of  $6,998
    on December 31,  2000 and $29,948 on
    September 30, 2000)                                            13,665          45,395
                                                           --------------   -------------

Other Assets
    Notes Receivable (Net of allowance for bad debts of
       $12,000)                                                    55,208          55,344
    Organizational costs
       (net of $55 accumulated amortization)                          495             495
    Prepaid management fee                                        302,000         302,000
    Goodwill                                                        1,192           1,219
                                                           --------------   -------------

         Total Other Assets                                       358,895         359,058
                                                           --------------   -------------

              Total Assets                                 $    5,047,335   $   3,888,820
                                                           ==============   =============























                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                             December 31,    September 30,
                                                                2000             2000
                                                             (Unaudited)       (Audited)
                                                           --------------   -------------
Current Liabilities
    Accounts payable and accrued expenses                  $       87,546   $      72,004
    Mortgages and notes payable                                 2,747,332       1,600,233
                                                           --------------   -------------
    Total Current Liabilities                                   2,834,878       1,672,237
                                                           --------------   -------------

Shareholders' Equity
    Common stock, $.001 par value; authorized
       750,000,000 Shares; issued and outstanding
       75,974,119 on December 31, 2000; 51,0612,123
       on September 30, 2000                                       75,974          51,062
    Common stock class A voting, $.001; authorized
       2,000,000 shares; issued and outstanding
       1,000,000                                                    1,000           1,000
    Additional paid in capital                                  3,316,665       3,123,733
    Accumulated deficit                                       ( 1,181,182)       (959,212)
                                                           --------------   -------------
         Total Shareholders'  Equity                            2,212,457       2,216,583
                                                           --------------   -------------

         Total Liabilities and Shareholders' Equity        $    5,047,335   $   3,888,820
                                                           ==============   =============





                 See accompanying notes to financial statements


                      NATIONAL RESIDENTIAL PROPERTIES, INC.
                   (FORMERLY NATIONAL REHAB PROPERTIES, INC.)
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999

                                                             2000        1999
                                                         (Unaudited)  (Unaudited)
                                                         ----------   -----------
  Gross sales                                            $    4,750   $     - 0 -
  Cost of sales                                                 235         - 0 -
                                                         ----------   -----------

  Gross profit                                                4,515         - 0 -

  Operating Expenses:

      General & administration expenses                     228,035       119,478
                                                         ----------   -----------
  Net income (loss) before other income (expense)          (223,520)     (119,478)
  Other Income (expense)

      Interest income                                         1,531         5,775
      Miscellaneous                                           - 0 -           640
                                                         ----------   -----------

         Total other income (expense)                         1,531         6,415
                                                         ----------   -----------

  Net income (loss) before provisions for income taxes     (221,989)     (113,063)
  Provision for income taxes                                  - 0 -         - 0 -
                                                         ----------   -----------

  Net loss                                               $( 221,989)  $  (113,063)
                                                         ==========   ===========


                 See accompanying notes to financial statements



                      NATIONAL RESIDENTIAL PROPERTIES, INC.
                   (FORMERLY NATIONAL REHAB PROPERTIES, INC.)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           December 31, 2000 AND 1999


                                                               2000             1999
                                                          -------------    --------------
    Cash Flows From Operating Activities:

    Net income (loss)                                     $    (221,989)   $     (113,317)

    Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
    Depreciation and amortization                                   798             4,789
    Disposal of fixed assets                                     30,981             - 0 -
    Changes in assets and liabilities
    (Increase) in accrued interest                               19,803             - 0 -
    (Increase) in inventory of real estate holdings          (1,112,531)         (167,890)
    Decrease in prepaid expenses                                  - 0 -            52,695
    (Increase) decrease in mortgages receivable                     136            (1,862)
    (Increase) decrease in due from officer                       - 0 -          (213,242)
    Increase (decrease) in due to officer                         - 0 -            20,000
    Increase (decrease) in accounts payable                      (4,263)          (60,847)
                                                          -------------   ---------------
                                                             (1,287,065)         (497,660)
                                                          -------------   ---------------


Cash Flows From Financing Activities:

    Proceeds from stock subscription                              - 0 -           500,000
    Proceeds from mortgages payable                           1,147,099             - 0 -
    Repayment of mortgages payable                                - 0 -          (263,757)
    Proceeds from issuance of common stock                      217,844           246,833
                                                          -------------   ---------------
                                                              1,364,943           483,076
                                                          -------------   ---------------

Net Increase in cash                                             77,878             3,416

Cash at beginning of year                                       137,990           411,257
                                                          -------------   ---------------
Cash at end of year                                       $     215,868   $       414,463
                                                          =============   ===============


                 See accompanying notes to financial statements



                      NATIONAL RESIDENTIAL PROPERTIES, INC.
                   (FORMERLY NATIONAL REHAB PROPERTIES, INC.)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

             Basis of Presentation
             The condensed consolidated balance sheet as of December 31, 2000, the related periods ended December 31, 2000 and December 31, 1999, and the three-month period ended December 31, 2000 and 1999, the related condensed consolidated statements of cash flows for the three month periods ended December 31, 2000 and December 31, 1999 are unaudited. In the opinion of management, all adjustments necessary consisted of normal recurring items. Interim results may not be indicative of results for a full year.

             The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual consolidated statements and notes. The condensed consolidated balance sheet, was derived from the Company's financial statements, but may not include all disclosures required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's September 30, 2000 financial statements.

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

                      NATIONAL RESIDENTIAL PROPERTIES, INC.
                   (FORMERLY NATIONAL REHAB PROPERTIES, INC.)
                          NOTES TO FINANCIAL STATEMENTS


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

                Deferred tax benefit (34% statutory rate)         $ 402,000
                Valuation allowance                                 402,000
                                                                  ---------
                     Net Benefit                                  $   - 0 -
                                                                  =========

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

             Use of Estimates
             The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements.

             Cash and Cash Equivalents
             Cash and cash equivalents include cash on hand, cash in banks, and any highly liquid investments with a maturity of three months or less at the time of purchase.

             The Company maintains cash and cash equivalent balances at several financial institutions which are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2000 and September 30, 2000 the Company had approximately $215,868 and 138,000 on deposit.

                      NATIONAL RESIDENTIAL PROPERTIES, INC.
                   (FORMERLY NATIONAL REHAB PROPERTIES, INC.)
                          NOTES TO FINANCIAL STATEMENTS



NOTE 2-      INVENTORY

             Inventory consists of residential single family homes held for resale and land held for development and is valued at the lower of cost or market value. Cost includes acquisition, renovation and carrying costs specifically identified with each unit.

NOTE 3-      LONG-TERM RECEIVABLES
             Mortgages Receivable
             Due to the irregular payment history of these types of mortgages, the balance of $55,208 (net of an allowance of $12,000) has been reclassified as mortgages receivable. These are due from persons that purchased properties from the company.

NOTE 4-      PROPERTY & EQUIPMENT

             Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the respective assets, generally three to five years, on a straight-line basis.

             Office Equipment                                 $   20,663
             Less: Accumulated Depreciation                        6,998
                                                              ----------
                       Net Fixed Assets                       $   13,665
                                                              ==========

NOTE 5-      RELATED PARTY TRANSACTION

             Prepaid Expenses

             The President of the Company owed the Company $302,000 pursuant to a note which matured on September 20, 2000. Pursuant to an agreement dated September 29, 2000 entitled "Prepaid Management Agreement," the previous $302,000 note was cancelled and a new arrangement for the repayment of the $302,000 note was created. The parties agreed that the $302,000 debt by the president to the Company will be repaid under the following terms: beginning January 1, 2001, for the next five years, the first $60,400 (plus an additional amount equal to the accrued interest on the unearned portion of the contract balance, calculated at the rate of 8% per annum) of his annual compensation from the Company will be withheld by the Company and be applied against the $302,000 item each year. This agreement is made a part of any existing agreements, whether oral or written or compensation between the Company and the officer as well as any future compensation agreements between the Company and officers.

                      NATIONAL RESIDENTIAL PROPERTIES, INC.
                   (FORMERLY NATIONAL REHAB PROPERTIES, INC.)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 5-      RELATED PARTY TRANSACTION (Continued)

             The company has entered into construction contracts with Encore Builders, Inc., a company wholly owned by a director of the Company and a minority shareholder of Encore Services, Inc.

             Officers of the Company were paid an aggregate of $70,577 which included autos with a book value of approximately $31,000.

             Leases
             Office space is being provided by a company which is wholly owned by Bravlio Gutierrez a minority share holder of Encore Services, Inc.

NOTE 6-      ACQUISITIONS

               (b) On February 10, 2000, the Company acquired MAS XV Acquisition Corp. for 1,000,000 shares of its common stock and an additional 500,000 for fees. The acquisition has been handled as a purchase method of accounting for business combination.

               (c) On April 3, 2000, the company acquired 80% of Encore Services, inc. for 250,000 common shares of its stock.

NOTE 7-      MORTGAGES AND NOTES PAYABLE

             Various notes and mortgages aggregating approximately $3,097,000 are payable at various due dates ranging from March 1, 2001 to December 9, 2002. They have interest rates 8.5% to 12% per year. The notes and mortgages are secured by land and buildings held for development by the company.

NOTE 8-      SUBSEQUENT EVENTS

             On December 21, 2000, the Company declared a 3 for 1 stock split to holders of record on January 15, 2001. Simultaneously, the Company increased the authorized common share from 250,000,000 to 750,000,000 shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

     National Residential Properties, Inc. was incorporated on October 18, 1971 in the State of Nevada, originally under the name of Mister Las Vegas, Inc. It is a fully reporting 12(g), 34 Act publicly traded company. The Company's business is residential real estate development and building construction services. The Company has undergone many changes to date as a result of certain reorganizations and changes in management. The current business evolved when National Residential Properties, Inc. which was incorporated in Florida in 1993, completed a reverse merger with Mister Las Vegas, Inc. in 1994 and changed the name of the surviving Nevada Corporation to National Rehab Properties, Inc. On September 12, 2000 pursuant to a vote of the shareholders at the annual meeting of shareholders held at the offices of the Registrant, the shareholders of the Registrant voted to amend the Articles of Incorporation of the Registrant to change the name of the Registrant from National Rehab Properties, Inc. to "National Residential Properties, Inc." Effective after the September 12, 2000 meeting, the name of the Registrant is "National Residential Properties, Inc." The change of name was made in order to more clearly reflect the business of the Registrant. Historical changes are more fully disclosed in prior 34 Act filings. The Company's principal office is located at 2921 NW 6th Avenue, Miami, Florida 33127; its telephone number is (305) 573-8882; its facsimile number is (305) 571-8357. The Company has one operating subsidiary: Encore Services, Inc., a Florida Corporation, licensed as a Florida building contractor, and one inactive subsidiary: MAS Acquisition XV Corp., an Indiana Corporation.

     The Company is currently authorized to issue 750,000,000 common shares, $0.001 par value. The Company also has authorized 2,000,000 shares of .001 par value Class A common, "super voting shares", with voting right equivalent to 20 common shares for each Class A share.

     Subsequent to the three month period ended December 31, 2000 reported on by this report, the Company increased the authorized .001 par value common shares from 250,000,000 to 750,000,000 and declared a 3 for 1 forward stock split for all outstanding .001 par value common shares effective January 15, 2001. With the exception of the number of common shares currently outstanding listed on the cover page of this report, references to shares of common stock in this December 31, 2000 10QSB report do not take into account this 3 for 1 forward split of
 .001 par value common stock which took place after the quarter ended December 31, 2000.

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

(a)   Plan of Operation:

         FORWARD-LOOKING STATEMENTS

     The securities of the Company are speculative and involve a high degree of risk, including, but not necessarily limited to, the factors affecting operating results described in the 10KSB for the period ended September 30, 2000 and other filings with the SEC. The statements which are not historical facts contained in this report, including statements containing words such as "believes," "expects," "intends," "estimates,"

"anticipates," or similar expressions, are "forward looking statements" (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties.

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

Current Status and Operations

     Subsequent to the year ended September 30, 2000, the Company changed its operational direction from that of building or remodeling relatively low cost "starter" homes to the business of developing multifamily housing projects. As a result of this change in operations, although projects are in the development stage, no revenues from developing multifamily housing projects are recorded in the three month period ended December 31, 2000. The Company's financial statements are therefore not indicative of anticipated revenues which may be attained or expenditures which may be incurred by the Company in future periods. The Company's ability to achieve profitable operations is subject to the validity of its assumptions and risk factors within the industry and pertaining to the Company. The market for real estate development and housing construction is highly competitive and subject to economic changes, regulatory developments and emerging industry standards. We believe that the principal competitive factors in its markets are conformance to building standards, reliability, safety, price and quality of its final product. There can be no assurance that the Company will compete successfully in the future with respect to these or other factors.

     The Company has two phases of business operations, in the first phase which began in 1993, the Company acquires single unit vacant properties and builds resale single family homes on individual lots or it buys abandoned homes and renovates the home for resale. During 1999, while retaining its efforts in the renovation of urban single family homes as one aspect of its business, the Company entered a second phase of business, the development, construction and ownership of multifamily housing projects. Beginning in the fiscal year ended September 1999, the Company initiated a program of acquisition of properties suitable for development as multifamily housing or multiple unit single family development tracts. Since 1999, the Company has purchased four tracts with the intention of building from 60 to 72 apartment units on each tract as well as a twenty acre citrus grove which the Company has successfully rezoned for single family home development. In April 2000, the Company acquired Encore Services, Inc., a bonded general construction contractor. Encore, an eighty percent owned subsidiary of the Company was incorporated under the laws of the State of Florida. The Company's building and development projects are now conducted through Encore. Encore is a licensed building contractor and with such status is able to secure building permits throughout the state of Florida. The Company's management believes that the acquisition of Encore will enable the Company to more successful in the control of building costs, construction schedules and project costs.

     For the three months ending December 31, 2000, the Company incurred a loss from operations of $223,520, compared to a loss from operations of $119,478 in the quarter ending December 31, 1999. The net loss in the three month period ended December 2000 was the result of change in business direction from remodeling of private homes to development of multifamily housing projects. As a result of the change in operational direction, there were limited revenues in the Quarter ended December 31, 2000. The Company's Quarter ended December 31, 2000 financial statements reflect adjustments and nonrecurring items of both revenue and costs, as well as new business direction development stage costs and are not indicative of anticipated revenues which may be attained or expenditures which may be incurred by the Company in future periods.

(b)   Liquidity and Capital Resources

     From February 1, 2001 to the end of fiscal year ended September 30, 2000, the Company estimates its cash needs to maintain operations under its current negative cash flow situation is approximately $160,000. This amount is composed of $160,000 for working capital assuming that current operations continue in its present status. These amounts do not include offsets for anticipated amounts of cash generated from operations. The monthly reoccurring costs of our corporate offices are estimated to be approximately $20,000 per month. The monthly expense of $20,000 includes payroll, payroll taxes, dues and subscriptions, utilities for the corporate offices, health insurance for the employees, general liability insurance, office supplies, postage and freight, professional fees for accounting, legal and other consultants, corporate office rent, repairs and maintenance primarily for office equipment, telephone expenses and travel and entertainment.

     Prior to our inception as a publicly owned company, we relied primarily upon loans originated by the Company's founder, Richard S. Astrom. These loans helped to finance working capital needs when operations did not provide enough cash flow. Additionally, we have relied upon bank financing to acquire properties and pay operational costs. The bank financing has required the personal guarantee of Mr. Christopher Astrom and Mr Richard Astrom. In the future, we will need to acquire additional financing for the company with the proceeds of mortgage funding or public or private offerings of stock. However, we currently have sufficient funds to continue operations and new acquisitions will also supply additional funds to continue operations. Therefore, any future funding is expected to result from business expansion and/or improvements to our financial lending structure. Thus, we do not have a schedule of future funds to be acquired and quantified because it is difficult to estimate when, or if, business expansion will occur or when, if financial lucrative opportunities present themselves. If funds are required in the future they may be generated from stock sales or from the mortgaging of real estate. The can be no assurance that any such funds will be available on favorable terms and conditions when the capital is required.

     On October 10, 2000, by action of the board of directors, the Company amended the articles of incorporation of the Company by increasing the authorized shares of the Company's .001 par value Common Stock from 40,000,000 to 250,000,000 shares authorized. No proxy statement was issued and no shareholder proxies were solicited or accepted for the written consent in lieu of combined special meeting of Directors and Shareholders.

     As was reported on Form 8K dated November 14, 2000, on September 25, 2000, the Company's subsidiary, 2217 Acquisition Inc. ("2217 Acquisition"), entered into an arm's-length contract (the "Real Estate Contract") with an unaffiliated entity to purchase a parcel of real estate (the "Real Estate") located at 2270 Southwest 32nd Avenue, Miami, Florida. To fund the acquisition of the Real Estate, on October 10, 2000, 2217 Acquisition issued its 8% Series A $1,000,000.00 Senior Subordinated Convertible Redeemable Debenture due October 10, 2002 (the "2217 Acquisition Debenture"), together with underlying shares of 2217 Acquisition's common stock, Par Value $0.001, into which the 2217 Acquisition Debenture is convertible from time to time. After deducting the expenses of the investment, including projected interest payments, the net proceeds to be received by 2217 Acquisition aggregated approximately $795,000.00. The first installment of proceeds were received on October 27, 2000; the second have yet to be received From these net proceeds, $300,000.00 was used to make the down payment on the Real Estate, with the balance of the purchase price to be funded by a purchase money first mortgage on the Real Estate given to the Seller and a new mortgage from a Miami, Florida, lending institution, the terms of which have yet to be decided upon. The balance of the net proceeds were allocated to, and will be used as, working capital.

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

     On June 17, 1999, by a written consent in lieu of combined special meeting of Directors and Shareholders, a new class of common stock, "Class A common stock" was authorized on June 17, 1999. On that same date, the Company issued 1,000,000 shares to Mr. Christopher Astrom. Each share of Class A common stock entitles Mr. Astrom to the equivalent of 20 common share votes in any matter to be voted on by the shareholders of the Company. The present principal shareholders will maintain voting control of the Company based on the issuance of 1,000,000 class A common shares on June 17, 1999, which entitle the holder thereof (Christopher Astrom) to 20 votes for every Class A share held. The purpose of issuing these shares is to ensure that current management will maintain control of the Company despite maintaining beneficial ownership of less than a majority of the shares of the Company's common stock. Furthermore, the disproportionate vote afforded the class A common stock will prevent or impede potential acquirers from seeking to acquire control of the Company, which could have a depressive effect on the price of our common stock. An additional 1,000,000 of the authorized 2,000,000 shares of Class A common stock is available for issuance. The Class A common stock is non-transferable except to a family member. Richard Astrom, President, CEO and Director, is the father of Christopher Astrom, Vice President, Secretary and Director, of the Company. Richard Astrom and Christopher Astrom make up the majority of the Board of Directors of the Company and control the activities and actions of the Company. The Company's debt in the form of secured mortgage notes and real estate mortgages with regard to real estate transactions which are entered into by the Company are personally guaranteed by Christopher Astrom.

     At December 31, 2000, we had $215,868 in cash assets, inventories of real estate holdings of $4,433,621, other current assets of $25,286, and current liabilities of $2,834,878 resulting in a working capital reserve of $1,839,897 at December 31, 2000. In the quarter ending December 31, 2000 we recorded a net loss of $221,989. Management believes that we will be able to support ourselves with operational cash flow. However, no assurances can be given that present factors such as favorable economy and attractive interest rates will continue, the effect of which might severely impact the ability of the Company to sustain itself in the future. There can be no assurances that additional funding will be available.

     At December 31, 2000 (unaudited), the following contingent stock issue requirements were outstanding:

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

ITEM 2.   CHANGE IN SECURITIES.

     On October 10, 2000, pursuant to permissive provisions of the Nevada General Corporation Act, Nevada Revised Statutes, the Company amended the articles of incorporation of the Company by increasing the authorized shares of the Company's .001 par value Common Stock from 40,000,000 to 250,000,000 shares authorized. No proxy statement was issued and no shareholder proxies were solicited or accepted for the written consent in lieu of combined special meeting.

     On December 21, 2000, pursuant to permissive provisions of the Nevada General Corporation Act, Nevada Revised Statutes, the Company's board of directors declared a 3 for 1 forward stock split for all outstanding .001 par value common shares effective January 15, 2001. References to shares of common stock in this report do not take into account this 3 for 1 forward split of .001 par value common stock which took place after the quarter ended December 31, 2000.

     Subsequent to the three month period ended December 31, 2000 reported on by this report, on January 15th, 2001, pursuant to permissive provisions of the Nevada General Corporation Act, Nevada Revised Statutes, the Company amended the articles of incorporation of the Company by increasing the authorized shares of the Company's .001 par value Common Stock from 250,000,000 to 750,000,000 shares authorized. No proxy statement was issued and no shareholder proxies were solicited or accepted for the written consent in lieu of combined special meeting on January 15, 2001.

ITEM 3.    Defaults Upon Senior Securities.    NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On October 10, 2000, pursuant to permissive provisions of the Nevada General Corporation Act, Nevada Revised Statutes, the Company amended the articles of incorporation of the Company by increasing the authorized shares of the Company's .001 par value Common Stock from 40,000,000 to 250,000,000 shares authorized. No proxy statement was issued and no shareholder proxies were solicited or accepted for the written consent in lieu of combined special meeting.

ITEM 5.  OTHER INFORMATION:

     On June 17, 1999, by a written consent in lieu of combined special meeting of Directors and Shareholders, a new class of common stock, "Class A common stock" was authorized on June 17, 1999. On that same date, the Company issued 1,000,000 shares to Mr. Christopher Astrom. Each share of Class A common stock entitles Mr. Astrom to the equivalent of 20 common share votes in any matter to be voted on by the shareholders of the Company. The present principal shareholders will maintain voting control of the Company based on the issuance of 1,000,000 class A common shares on June 17, 1999, which entitle the holder thereof (Christopher Astrom) to 20 votes for every Class A share held. The purpose of issuing these shares is to ensure that current management will maintain control of the Company despite maintaining beneficial ownership of less than a majority of the shares of the Company's common stock. Furthermore, the disproportionate vote afforded the class A common stock will prevent or impede potential acquirers from seeking to acquire control of the Company, which could have a depressive effect on the price of our common stock. An additional 1,000,000 of the authorized 2,000,000 shares of Class A common stock is available for issuance. The Class A common stock is non-transferable except to a family member. Richard Astrom, President, CEO and Director, is the father of Christopher Astrom, Vice President, Secretary and Director, of the Company. Richard Astrom and Christopher Astrom make up the majority of the Board of Directors of the Company and control the activities and actions of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits

27       Financial Data Schedule

(b)      The Company filed the following reports on Form 8-K:

     Form 8K filed on October 18, 2000 to report the change of name of the Company and other results of the Annual Meeting of Shareholders held September 12, 2000. Form 8K filed on November 17, 2000 to report information regarding issuance of debentures by the Company's subsidiary, 2217 Acquisition Inc. and the merger of 2217 Acquisition Inc. into the Company.

                                   SIGNATURES


     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report signed on its behalf by the Undersigned, thereunto duly authorized.

                                        NATIONAL RESIDENTIAL PROPERTIES, INC.

Date: February 16, 2001                       By:    /s/ Richard Astrom
                                                 ------------------------------
                                                 Richard Astrom, President and
                                                 Chief Executive Officer