Form 10QSB
period 2001-03-31
NATIONAL RESIDENTIAL PROPERTIES NV INC
filed 2001-05-18
CIK 1096840

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ___________ to ____________

                           Commission File No. 0-27159

                      NATIONAL RESIDENTIAL PROPERTIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Nevada                                              65-0439467
 -------------------------------                           ------------------
 (State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)

 2921 N.W. Sixth Avenue, Miami, Florida                            33127
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)

                                 (305) 573-8882
--------------------------------------------------------------------------------
                 Issuer's Telephone Number, Including Area Code:

                         National Rehab Properties, Inc.
--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if changed since last report)


         Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         As of March 31, 2001, 456,900,570 shares of the Registrant's Common Stock, $.001 par value per share, and 1,000,000 shares of the Registrant's Class A Voting Common Stock, $.001, were outstanding.

                      NATIONAL RESIDENTIAL PROPERTIES, INC.

                              INDEX TO FORM 10-QSB

                                                                          Page
                                                                          ----
                         PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

            Condensed Consolidated Balance Sheets
            March 31, 2001 and September 30, 2000............................1

            Liabilities and Stockholders' Equity
            March 31, 2001 and September 30, 1999............................1

            Condensed Consolidated Statements of Operations
            Six Month-Period Ended March 31, 2001 and March 31, 2000.........2

            Condensed Consolidated Statements of Operations
            Three Month-Period Ended March 31, 2001 and March 31, 2000.......3

            Condensed Consolidated Statements of Cash Flows
            Six Month-Period Ended March 31, 2001 and March 31, 2000.........4

            Notes to Condensed Consolidated Financial Statements.............5

Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations..............................10


                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings....................................................14

Item 6. Exhibits and Reports on Form 8-K ....................................14

Signatures...................................................................15

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                         NATIONAL REHAB PROPERTIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                    March 31,         September 30,
                                                                                      2001                2000
                                                                                   (Unaudited)          (Audited)
                                                                                   -----------        -------------
                                     ASSETS

Current Assets:
     Cash                                                                          $   101,448         $   137,990
     Inventory-Real Estate Holdings                                                  5,779,438           3,321,090
     Other Current Assets                                                               30,000              25,287
                                                                                   -----------         -----------
          Total Current Assets                                                       5,910,886           3,484,367

Property, Plant and Equipment (Net of $21,657 and $12,061
     accumulated depreciation at March 31, 2001 and
     September 30, 2000)                                                                12,867              45,395

Other Assets:                                                                          452,289             359,058
                                                                                   -----------         -----------
          Total Assets                                                             $ 6,376,042         $ 3,888,820
                                                                                   ===========         ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts Payable and Accrued Expenses                                         $   103,256         $    72,004
     Notes and Mortgages Payable                                                     3,296,015           1,600,233
                                                                                   -----------         -----------
          Total Current Liabilities                                                  3,399,271           1,672,237

Stockholders' Equity:
     Common Stock, $.001 Par; authorized 750,000,000 and 100,000,000 shares;
       issued and outstanding 456,900,570 and 51,061,866
       at March 31, 2001 and September 30, 2000                                        456,901              51,062
     Common Stock Class A Voting, $.001 Par Value; authorized
       2,000,000 shares; issued and outstanding 1,000,000 and
       1,000,000 at March 31, 2001 and September 30, 2000                                1,000               1,000
     Additional Paid In Capital                                                      3,817,605           3,123,733
     Accumulated Deficit                                                            (1,298,735)           (959,212)
                                                                                   -----------         -----------
          Total Stockholders' Equity                                                 2,976,771           2,216,583

          Total Liabilities and Stockholders' Equity                               $ 6,376,042         $ 3,888,820
                                                                                   ===========         ===========


           See Accompanying Notes to Condensed Financial Statements.

                         NATIONAL REHAB PROPERTIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE SIX MONTHS ENDED MARCH 31,
                                   (UNAUDITED)


                                                         2001                     2000
                                                     -------------           -------------
Revenues                                             $      26,587           $        --

Cost of Goods Sold                                            --                      --
                                                     -------------           -------------

Gross Profit                                                26,587                    --

Operating Expenses                                         348,250                 304,250
                                                     -------------           -------------

Income (Loss) Before Other Income (Expense)               (321,663)               (304,250)

Interest Income                                              6,558                   7,452
Interest (Expense)                                         (24,633)                   (267)
                                                     -------------           -------------

Net Income (Loss)                                         (339,738)               (297,065)
                                                     =============           =============

Income (Loss) Per Common Share                       $     (0.0012)          $     (0.0034)
                                                     =============           =============

Weighted Average Common Shares Outstanding             271,878,270              86,855,970
                                                     =============           =============



           See Accompanying Notes to Condensed Financial Statements.

                         NATIONAL REHAB PROPERTIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)

                                                          2001                    2000
                                                     -------------           -------------
Revenues                                             $      22,072           $          --

Cost of Goods Sold                                              --                      --
                                                     -------------           -------------

Gross Profit                                                22,072                      --

Operating Expenses                                         119,242                 185,158
                                                     -------------           -------------

Income (Loss) Before Other Income (Expense)                (97,170)               (185,158)

Interest Income                                              5,710                   1,677
Interest (Expense)                                         (24,633)                   (267)
                                                     -------------           -------------

Net Income (Loss)                                         (116,093)               (183,748)
                                                     =============           =============

Income (Loss) Per Common Share                       $     (0.0004)          $     (0.0021)
                                                     =============           =============

Weighted Average Common Shares Outstanding             271,878,270              86,855,970
                                                     =============           =============



           See Accompanying Notes to Condensed Financial Statements.

                         NATIONAL REHAB PROPERTIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE SIX MONTHS ENDED MARCH 31,


                                                                          2001                  2000
                                                                      -----------           -----------
Cash Flow from Operating Activities:
Net Income (Loss)                                                     $  (339,738)          $  (297,065)

Adjustments to Reconcile Net Loss to Net Cash Used For
Operating Activities:
     Depreciation and Amortization                                          1,596                 9,596

Changes in Assets and Liabilities:

(Increase) Decrease in Inventory-Real Estate Holdings                  (2,458,348)             (261,169)
(Increase) Decrease in Subscriptions Receivable                                --               500,000
(Increase) Decrease in Prepaid Expenses                                    14,331                52,000
(Increase) Decrease in Deposits                                            (5,375)                   --
(Increase) Decrease in Organization Expense                                   495                    --
(Increase) Decrease in Other Assets                                        (5,180)             (162,569)
Increase (Decrease) in Accounts Payable and Accrued Expenses               31,252               (74,705)
                                                                      -----------           -----------
Net Cash Used in Operating Activities                                  (2,760,967)             (233,912)

Cash Flow from Investing Activities:
Loan to Shareholders                                                     (102,384)
(Increase) Decrease in Mortgages Receivable                                   170               (40,019)
Distribution of Fixed Assets to Stockholders                               31,146                    --
                                                                      -----------           -----------
                                                                          (71,068)              (40,019)
Cash Flow from Financing Activities:
Proceeds From Common Stock                                              1,099,711               246,833
Notes Payable, (Net)                                                    1,695,782              (231,438)
                                                                      -----------           -----------
                                                                        2,795,493                15,395

Net increase (decrease) in Cash                                           (36,542)             (258,536)

Cash - Beginning                                                          137,990               411,257
                                                                      -----------           -----------

Cash - Ending                                                         $   101,448           $   152,721
                                                                      ===========           ===========




           See Accompanying Notes to Condensed Financial Statements.

                      NATIONAL RESIDENTIAL PROPERTIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The condensed consolidated balance sheet as of March 31, 2001 the related periods ended March 31, 2001 and March 31, 2000 and the six-month period ended March 31, 2001 and 2000, the related condensed consolidated statements of cash flows for the six month periods ended March 31, 2001 and March 31, 2000 are unaudited. In the opinion of management, all adjustments necessary consisted of normal recurring items. Interim results may not be indicative of results for a full year.

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

The company's business is residential real estate development and building construction services. From 1993 until 1999 the Company's business concentrated in investing in and revitalizing single family homes in established older residential neighborhoods in urban areas. The Company buys either single unit vacant properties and builds single family homes or it buys abandoned homes and completes all renovations to the home followed by a sale of the home. During 1999, while retaining its efforts in the renovation of urban single family homes as

                      NATIONAL RESIDENTIAL PROPERTIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

One aspect of its business, the Company entered a second phase of business, the development, construction and ownership of multifamily housing projects.

Beginning in the Fiscal Year ended September 1999, the Company initiated a program of acquisition of properties suitable for development as multifamily housing or multiple unit single family development tracts. Since 1999, the company has purchased four tracts with the intention of building from 60 to 72 apartment units on each tract and one twenty-acre citrus grove for single family home development. In April 2000, the Company acquired Encore Services, Inc., a bonded general construction contractor.

REAL ESTATE HOLDINGS

Real estate investments are stated at the lower of cost or market. Acquisition costs are allocated to respective properties based on appraisals of the various properties acquired in the acquisition.

INCOME TAXES

In February 1992, the Financial Accounting Standards Board issued Statement on Financial Accounting standards 109 of "Accounting for Income Taxes." Under the Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company has net operating losses (NOL's) of approximately $1,300,000.

        Deferred tax benefit (34% statutory rate)         $115,511
        Valuation allowance                                115,511
                                                          --------

                 Net Benefit                              $  - 0 -
                                                          ========

Due to the uncertainty of utilizing the NOL and recognizing the deferred tax benefit, an offsetting valuation allowance has been provided.

                      NATIONAL RESIDENTIAL PROPERTIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


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

The Company maintains cash and cash equivalent balances at several financial institutions which are insured by the Federal Deposit Insurance Corporation up to $100,000. At March 31, 2001 and September 30, 2000 the Company had approximately $100,000 and $138,000 on deposit.

NOTE 2 - INVENTORY

Inventory consists of residential single family homes held for resale and land held for development and is valued at the lower of cost or market value. Cost includes acquisition, and carrying costs specifically identified with each unit.

NOTE 3 - LONG-TERM RECEIVABLES

MORTGAGES RECEIVABLE

Due to the irregular payment history of these types of mortgages, the balance of $55,208 (net of an allowance of $12,000) has been reclassified as mortgages receivable. These are due from persons that purchased properties from the company.

                      NATIONAL RESIDENTIAL PROPERTIES, INC.
                          NOTES TO FINANCIAL STATEMENTS



NOTE 4 - PROPERTY & EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the respective assets, generally three to five years, on a straight-line basis.

           Office Equipment                                         $34,524
           Less: Accumulated Depreciation                            21,657
                                                                    -------

                    Net Fixed Assets                                $12,867
                                                                    =======


NOTE 5 - RELATED PARTY TRANSACTION

PREPAID EXPENSES

The President of the Company owed the Company $302,000 pursuant to a note which matured on September 20, 2000. Pursuant to an agreement dated September 29, 2000 entitled "Prepaid Management Agreement," the previous $302,000 note was canceled and a new arrangement for the repayment of the $302,000 note was created. The parties agreed that the $302,000 debt by the president to the Company will be repaid under the following terms: beginning January 1, 2001 for the next five years, the first $60,400 (plus an additional amount equal to the accrued interest on the unearned portion of the contract balance, calculated at the rate of 8% per annum) of his annual compensation from the Company will be withheld by the Company and be applied against the $302,000 item each year. This agreement is made a part of any existing agreements, whether oral or written or compensation between the Company and the officer as well as any future compensation agreements between the Company and officers.

The Company has entered into construction contracts with Encore Builders, Inc., a company wholly owned by a director of the Company and a minority shareholder of Encore Services, Inc.

Officers of the Company were paid on aggregate of $70,577 which included autos with a book value of approximately $31,000.

LEASES

Office space is being provided by a company which is wholly owned by Braulio Gutierrez a minority shareholder of Encore Services, Inc.

                      NATIONAL RESIDENTIAL PROPERTIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 6 - ACQUISITIONS

(A) On February 10, 2000, the Company acquired MAS XV Acquisition Corp. for 1,000,000 shares of its common stock and an additional 500,000 for fees. The acquisition has been handled as a purchase method of accounting for business combination.

(B) On April 3, 2000, the company acquired 80% of Encore Services, Inc. for 250,000 common shares of its stock.

NOTE 7 - MORTGAGES AND NOTES PAYABLE

Various notes and mortgages aggregating approximately $3,296,015 are payable at various due dates ranging from March 1, 2001 to December 9, 2002. They have interest rates 8.5% to 12% per year. The notes and mortgages are secured by land and buildings held for development by the company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein should be read in conjunction with the Condensed Consolidated Financial Statements of National Residential Properties, Inc. (the "Company" or "Registrant"), as of March 31, 2001, and the related notes to the Condensed Consolidated Financial Statements as of March 31, 2001 and 2000, and September 30, 2000, and the related Notes to the Consolidated Financial Statements. The Company's Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States.

The financial information in "Management's Discussion and Analysis of Financial Condition and Results of Operations" refers to the continuing operations of the Company.

OVERVIEW

Our business is residential real estate development and building construction services. From 1993 until 1999 our business concentrated in investing in and revitalizing single family homes in established older residential neighborhoods in urban areas. We either buy single unit vacant properties and build single family homes or we buy abandoned homes and complete all renovations to the home followed by a sale of the home. During 1999, while retaining our efforts in the renovation of urban single family homes as one aspect of our business, we entered a second phase of business, the development, construction and ownership of multifamily housing projects.

Beginning in the Fiscal Year ended September, 1999, we initiated a program of acquisition of properties suitable for development as multifamily housing or multiple unit single family development tracts. Since 1999, we have purchased four tracts with the intention of building from 60 to 72 apartment units on each tract and one twenty acre citrus grove for single family home development. In April 2000, we acquired Encore Services, Inc., a bonded general construction contractor. We have four multifamily apartment projects and one single family home subdivision development as work in progress in various stages of development.

We have one operating subsidiary: Encore Services, Inc., a Florida Corporation, licensed as a Florida building contractor.

We are currently authorized to issue 750,000,000 common shares, $0.001 par value. We also have authorized 2,000,000 shares of .001 par value Class A common, "super voting shares", with voting right equivalent to 20 common shares for each Class A share.

During the six month period ended March 31, 2001, reported on by this report, by virtue of a 3 for 1 forward split, we increased the authorized .001 par value common shares from 250,000,000 to 750,000,000, effective January 15, 2001.

RESULTS OF OPERATIONS

OPERATING EXPENSES. During 1999, while retaining our efforts in the renovation of urban single family homes as one aspect of its business, we entered a second phase of business, the development, construction and ownership of multifamily housing projects. Beginning in the fiscal year ended September, 1999, we initiated a program of acquisition of properties suitable for development as multifamily housing or multiple unit single family development tracts. Since 1999, we have purchased four tracts with the intention of building from 60 to 72 apartment units on each tract, as well as a twenty acre citrus grove which we have successfully rezoned for single family home development. In April 2000, we acquired Encore Services, Inc. ("Encore"), a bonded general construction contractor. Encore, an eighty percent owned subsidiary of the Company was incorporated under the laws of the State of Florida. Our building and development projects are now conducted through Encore. Encore is a licensed building contractor and with such status is able to secure building permits throughout the State of Florida. Our management believes that the acquisition of Encore will enable us to more successfully control building costs, construction schedules and project costs.

For the six months ending March 31, 2001, we incurred a loss from operations of $321,663, compared to a loss from operations of $304,250 in the six-month period ending March 31, 2000. The net loss in the six month period ended March 31, 2001, was the result of a change in business direction from remodeling of private homes to development of multifamily housing projects. As a result of the change in operational direction, there were limited revenues in the six-month period ended March 31, 2001. Our six-month period ended March 31, 2001, financial statements reflect adjustments and nonrecurring items of both revenue and costs, as well as new business direction development stage costs and are not indicative of anticipated revenues which may be attained or expenditures which may be incurred by us in future periods.

INTEREST. Interest income decreased slightly from $7,452 for the six-month period ended March 31, 2000, to $6,558 for the six-month period ended March 31, 2001. primarily due to lower average daily cash balances.

NET INCOME FROM CONTINUING OPERATIONS. We had a net income loss from operations of approximately $339,738 for the six-month period ended March 31, 2001, as compared to a net loss of approximately $297,065 for the six-month period ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided from our operations was approximately $101,448 for the six-month period ended March 31, 2001, as compared to $137,990 for the six-month period ended March 31, 2000.

Cash used for investing activities was approximately $71,068 for the six-month period ended March 31, 2001, compared to $40,019 for the six-month period ended March 31, 2000, primarily attributable to payment of existing loans to shareholders.

Cash provided by financing activities was approximately $2,795,493 for the six-month period ended March 31, 2001, compared to $15,395 for the six-month period ended March 31, 2000, principally due to proceeds from Common Stock and notes payable.

At March 31, 2001, we had long term mortgages and notes payable aggregating approximately $3,296,015, payable at various dates ranging from March 1, 2001, to December 9, 2002. The notes and mortgages are secured by land and buildings held for development by us.

At March 31, 2001, we had shareholder equity of $2,976,771. For the six-month period ended March 31, 2001, our deficit in working capital (current assets minus current liabilities) was $2,511,615, compared to $1,812,130 for the six-month period ended March 31, 2000, primarily as a result of an increase in accounts payable, accrued interests and notes and mortgages payable, and the reclassification of mortgages to mortgages receivable.

From February 1, 2001, until the end of fiscal year ended September 30, 2001, we estimate our cash needs to maintain operations under our current negative cash flow situation is approximately $160,000. This amount is composed of $160,000 for working capital assuming that current operations continue in its present status. These amounts do not include offsets for anticipated amounts of cash generated from operations. The monthly reoccurring costs of our corporate offices are estimated to be approximately $20,000 per month. The monthly expense of $20,000 includes payroll, payroll taxes, dues and subscriptions, utilities for the corporate offices, health insurance for the employees, general liability insurance, office supplies, postage and freight, professional fees for accounting, legal and other consultants, corporate office rent, repairs and maintenance primarily for office equipment, telephone expenses and travel and entertainment.

Prior to our inception as a publicly owned company, we relied primarily upon loans originated by the Company's founder, Richard S. Astrom. These loans helped to finance working capital needs when operations did not provide enough cash flow. Additionally, we have relied upon bank financing to acquire properties and pay operational costs. The bank financing has required the personal guarantee of Mr. Christopher Astrom and Mr. Richard Astrom. In the future, we will need to acquire additional financing with the proceeds of mortgage funding, or public or private offerings of stock. Additionally, new acquisitions will also supply additional funds to continue operations. We do not have a schedule of future funds to be acquired because it is difficult to estimate when, or if, business expansion will occur, or if lucrative financial opportunities will present themselves. There can be no assurance that any such funds will be available on favorable terms and conditions when the capital is required. However, we currently have sufficient funds to continue operations; therefore, any future funding is expected to result from business expansion and/or improvements to our financial lending structure.

SEASONALITY

Our operations are principally based on the residential real estate market in South Florida. These markets have historically been both cyclical and seasonal. We experience generally higher sales in the second and third fiscal quarters. Therefore, the results of any interim period is not necessarily indicative of the results that might be expected during a full fiscal year.

FORWARD LOOKING STATEMENTS

From time to time, we make statements about our future results in this Form 10-QSB that may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our current expectations and the current economic environment. We caution you that these statements are not guarantees of future performance. They involve a number of risks and uncertainties that are difficult to predict. Our actual results could differ materially from those expressed or implied in the forward-looking statements. Important assumptions and other important factors that could cause our actual results to differ materially from those in the forward-looking statements, include, but are not limited to: (i) the continued growth in the residential real estate market in South Florida; (ii) the general availability of home mortgage financing at favorable rates; (iii) continued positive economic climate in the United States; (iv) competition in our existing lines of business; and (v) our ability to obtain and maintain working capital, whether internally generated or from financing sources (on acceptable terms) in order to finance our growth strategy.

Subsequent to the year ended September 30, 2000, we changed our operational direction from that of building or remodeling relatively low cost "starter" homes to the business of developing multifamily housing projects. As a result of this change in operations, although projects are in the development stage, only minor revenues from developing multifamily housing projects are recorded in the six month period ended March 31, 2001. Our financial statements are therefore not indicative of anticipated revenues which may be attained or expenditures which may be incurred by us in future periods.

Our ability to achieve profitable operations is subject to the validity of our assumptions and risk factors within the industry and pertaining to the Company. The market for real estate development and housing construction is highly competitive and subject to economic changes, regulatory developments and emerging industry standards. We believe that the principal competitive factors in its markets are conformance to building standards, reliability, safety, price and quality of its final product. There can be no assurance that the Company will compete successfully in the future with respect to these or other factors.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, the Company and its subsidiaries are involved in legal proceedings incidental to our operations. The Company and its subsidiaries are not currently involved in any legal proceedings that management believes would have a material adverse effect on the operations or financial condition of the Company and its subsidiaries taken as a whole.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)      Exhibits.

                 None

        (b)      Reports on Form 8-K.

                 The Company filed the following reports on Form 8-K:

A Form 8-K was filed on March 1, 2001, which stated as follows:

         As announced by the Company in a Press Release dated December 29, 2000, pursuant to a forward stock split, each one share of the Corporation's Common Stock, Par Value $0.001 per share, held by shareholders of record as at January 22, 2001, was exchanged for three shares of the Corporation's Common Stock, Par Value $0.001 per share on February 1, 2001. Accordingly, on February 1, 2001, the Corporation's Capital Stock was increased from 250,000,000 to 750,000,000 shares of Common Stock, Par Value $0.001 per share, and the number of shares of the Corporation's Common Stock, Par Value $0.001 per share outstanding after the amendment was 311,892, 096 shares.

                                   SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report signed on its behalf by the Undersigned, thereunto duly authorized.

                                      NATIONAL RESIDENTIAL PROPERTIES, INC.




Date: May 18, 2001                    By: /s/ Richard Astrom
                                          --------------------------------------
                                          Richard Astrom, President and
                                          Chief Executive Officer