Form 10QSB
period 2001-06-30
NATIONAL RESIDENTIAL PROPERTIES NV INC
filed 2001-08-17
CIK 1096840

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT ISSUED UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the three month period ending June 30, 2001


                      NATIONAL RESIDENTIAL PROPERTIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Nevada                           65-0439467             0-27159
--------------------------------------------------------------------------------
(State or other jurisdiction            (IRS Employer         Commission File
 of Incorporation)                 Identification Number)         Number

                   2921 NW Sixth Avenue, Miami, Florida 33127
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code: (305) 573-8882
                                                    --------------

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                  Yes [X]           No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court.

                  Yes [ ]           No [ ]

                         APPLICABLE TO CORPORATE ISSUERS

On June 30, 2001, the Registrant had 977,005,274 shares of Common Stock and 1,000,000 shares of Class A Voting Common Stock outstanding.

                      NATIONAL RESIDENTIAL PROPERTIES, INC.

                                      INDEX

                                                                       Page No.
                                                                       --------
PART I.   FINANCIAL INFORMATION

Item 1.   Unaudited Financial Statements

          Condensed Consolidated Balance Sheets,
          June 30, 2001 and June 30, 2000................................   3

          Condensed Consolidated Statements of Operations,
          Nine-Month and Three-Month Periods Ended
          June 30, 2001, and June 30, 2000...............................   5

          Condensed Consolidated Statements of Cash Flows,
          Nine Months Ended June 30, 2001, and June 30, 2000.............   6

          Notes to Condensed Consolidated Financial Statements...........   7

Item 2.   Management's Discussion and Analysis or Plan of Operation......  15


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings..............................................  17

Item 2.   Changes in Securities and Use of Proceeds......................  18

Item 3.   Defaults Upon Senior Securities................................  18

Item 4.   Submission of Matters to a Vote of Security Holdings...........  18

Item 5.   Other Information..............................................  18

Item 6.   Exhibits and Reports on Form 8-K...............................  18

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                   ASSETS

                                                         June 30,
                                            ---------------------------------
                                               2001                  2000
                                            -----------           -----------
CURRENT ASSETS
  Cash and cash equivalents                 $   276,592           $   827,918
  Inventory - Real Estate Holdings            6,780,870             2,948,055
  Other Current Assets                          306,090               305,522
                                            -----------           -----------
      TOTAL CURRENT ASSETS                    7,363,552             4,081,495
                                            -----------           -----------
PROPERTY AND EQUIPMENT                           20,663                75,343
  Less: Accumulated Depreciation                 (8,542)              (27,494)
                                            -----------           -----------
       NET PROPERTY AND EQUIPMENT                12,121                47,849
                                            -----------           -----------
OTHER ASSETS
  Investment Property - Land                         --                22,283
  Investment in Subsidiary                        3,350               120,250
  Mortgage Receivable and Other                 272,269                52,241
  Deposits                                        5,375                10,000
  Goodwill - Net                                    718                   695
                                            -----------           -----------
      TOTAL OTHER ASSETS                        281,712               205,469
                                            -----------           -----------
TOTAL ASSETS                                $ 7,657,385           $ 4,334,813
                                            ===========           ===========






     See Accompanying Notes to Condensed Consolidated Financial Statements.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                     June 30,
                                                                         ---------------------------------
                                                                             2001                 2000
                                                                         -----------           -----------
CURRENT LIABILITIES
  Accounts Payable and Accrued Expenses                                  $   108,448           $    16,295
  Construction Loan Payable                                                       --                80,896
  Notes and Mortgages Payable                                              3,831,015             1,836,000
                                                                         -----------           -----------
      TOTAL CURRENT LIABILITIES                                            3,939,463             1,933,191
                                                                         -----------           -----------

STOCKHOLDERS' EQUITY
  Common Stock, $.001 Par Value; authorized 1,500,000
      and 100,000,000 shares on June 30, 2001and 2000,
      respectively, issued and outstanding 977,005,274 and
      45,316,967 shares on June 30, 2001 and 2000, respectively              977,005                45,317
  Common Stock Class A Voting, $.001 Par Value; authorized
      2,000,000 shares on June 30, 2001 and 2000, respectively,
      issued and outstanding 1,000,000 shares on June 30, 2001
      and 2000, respectively                                                   1,000                 1,000
  Additional Paid-in Capital                                               4,124,750             3,146,167
  Deficit                                                                 (1,384,833)             (790,862)
                                                                         -----------           -----------
      TOTAL STOCKHOLDERS' EQUITY                                           3,717,922             2,401,622
                                                                         -----------           -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 7,657,385           $ 4,334,813
                                                                         ===========           ===========




     See Accompanying Notes to Condensed Consolidated Financial Statements.

             NATIONAL RESIDENTIAL PROPERTIES , INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                             Nine Months Ended                        Three Months Ended
                                                                  June 30,                                 June 30,
                                                    ----------------------------------        ----------------------------------
                                                        2001                 2000                 2001                 2000
                                                    -------------        -------------        -------------        -------------
OPERATING REVENUES
  Revenue                                           $      48,559        $       1,119        $      21,972        $          --
                                                    -------------        -------------        -------------        -------------
OPERATING EXPENSES
  Management Fees                                         133,849              100,000               18,249               20,500
  Professional Fees and Compensation Expenses             207,720               83,969               49,008                9,220
  Advertising                                              25,541               91,272               11,889               18,735
  Travel and Automobile Expenses                           23,572               31,935                1,442                6,706
  Telephone and Utilities                                  10,675                8,218                5,385                1,726
  Real Estate Taxes and Property Maintenance               13,631               19,504               12,844                4,096
  Office Expenses                                          15,112               14,159               10,815                2,973
  Miscellaneous                                            11,342               19,881                3,362                4,175
                                                    -------------        -------------        -------------        -------------
      TOTAL OPERATING EXPENSES                            441,442              368,938              112,994               68,131
                                                    -------------        -------------        -------------        -------------

LOSS BEFORE OTHER INCOME (EXPENSES)                      (392,883)            (367,819)             (91,022)             (68,131)

OTHER INCOME (EXPENSES)
  Interest Income                                          12,229               11,977                5,670                4,510
  Interest expense                                        (24,633)              (7,319)                  --               (7,052)
  Depreciation                                             (3,123)             (15,433)                (532)              (5,144)
  Gain (Loss) on Sale of Property                         (17,211)               5,187                   --                   --
                                                    -------------        -------------        -------------        -------------
      TOTAL OTHER INCOME (EXPENSES)                       (32,738)              (5,588)               5,138               (7,686)
                                                    -------------        -------------        -------------        -------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES               (425,621)            (373,407)             (85,884)             (75,817)
PROVISION FOR INCOME TAXES                                     --                   --                   --                   --
                                                    -------------        -------------        -------------        -------------

NET LOSS APPLICABLE TO COMMON SHARES                $    (425,621)       $    (373,407)       $     (85,884)       $     (75,817)
                                                    =============        =============        =============        =============

NET LOSS PER BASIC AND DILUTED SHARES               $      (0.002)       $      (0.016)       $      (0.000)       $      (0.003)
                                                    =============        =============        =============        =============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                                         265,669,490           23,147,168          720,643,338           23,147,168
                                                    =============        =============        =============        =============


     See Accompanying Notes to Condensed Consolidated Financial Statements.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 2001 AND 2000


                                                                                          2001               2000
                                                                                       -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   NET LOSS                                                                            $  (425,621)        $  (373,407)
                                                                                       -----------         -----------
   ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
         Depreciation and amortization                                                       3,123              15,433

    CHANGES IN ASSETS AND LIABILITIES:
         (Increase) in Inventory - Real Estate Holdings                                 (3,459,780)         (1,731,674)
         Decrease in Subscriptions Receivable                                                   --             500,000
         (Increase) Decrease in Prepaid Expenses and Other Assets                           12,472             (49,688)
         Increase (Decrease) in Accounts Payable and Accrued Expenses                       36,444             (82,203)
                                                                                       -----------         -----------
                           TOTAL ADJUSTMENTS                                            (3,407,741)         (1,348,132)
                                                                                       -----------         -----------
                           NET CASH USED IN OPERATING ACTIVITIES                        (3,833,362)         (1,721,539)
                                                                                       -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
         Distribution of Fixed Assets                                                       31,147                  --
         Capital expenditures                                                                   --             (15,847)
         (Increase) in Mortgage and Notes Receivable                                      (216,925)            (39,883)
                                                                                       -----------         -----------
                           NET CASH USED IN INVESTING ACTIVITIES                          (185,778)            (55,730)
                                                                                       -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from issuance of Common Stock                                          1,101,960           1,858,239
         Net proceeds from issuance of Notes and Mortgage Payable                        3,055,782             335,691
                                                                                       -----------         -----------
                           NET CASH PROVIDED BY FINANCING ACTIVITIES                     4,157,742           2,193,930
                                                                                       -----------         -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                  138,602             416,661

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                            137,990             411,257
                                                                                       -----------         -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                              $   276,592         $   827,918
                                                                                       ===========         ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE YEAR FOR:
            Interest Expense                                                           $    24,633         $     7,319
                                                                                       ===========         ===========
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
            Conversion of debentures to common stock                                   $   825,000         $        --
                                                                                       ===========         ===========


     See Accompanying Notes to Condensed Consolidated Financial Statements.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000
                                   (UNAUDITED)


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The condensed consolidated unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein.

National Residential Properties, Inc., was originally incorporated in the State of Nevada on October 18, 1971 under the name of Mister Las Vegas, Inc. On December 15, 1994, the Company merged with a privately owned company, National Rehab Properties, Inc., a Florida corporation formed on October 1, 1993. The surviving Nevada corporation changed its name to National Rehab Properties, Inc. and became authorized to conduct business in the State of Florida on August 17, 1995. On September 13, 2000, the Company changed its name to National Residential Properties, Inc.

The Company's business is residential real estate development and building construction services. From 1993 to 1999 the Company's business concentrated in investing in and revitalizing single family homes in established older residential neighborhoods in urban areas. The Company buys either single unit vacant properties and builds single family homes or it buys abandoned homes and completes all renovations to the home followed by a sale of the home. During 1999, while retaining its efforts in the renovation of urban single family homes as one aspect of the business, the Company entered a second phase of business, the development, construction and ownership of multifamily housing projects.

Beginning in the fiscal year ending September 30, 1999, the Company initiated a program of acquisition of properties suitable for development as multifamily housing or multiple unit single family development tracts. Since 1999, the Company has purchased four tracts with the intention of building from 60 to 72 apartment units on each tract and one twenty acre citrus grove for single family home development. In April 2000, the Company acquired Encore Services, Inc., a bonded general construction contractor.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             JUNE 30, 2001 AND 2000
                                   (UNAUDITED)


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

On May 4, 2001, the Company's wholly-owned subsidiary, Connecticut Acquisition Corp. No. 1, entered into a joint venture to develop a parcel of land pursuant to a Land Development Agreement located in Hebron, Connecticut, as a Senior Adult Community with Mr. Nathan Kahn and various entities controlled by Mr. Nathan Kahn. The objective of this development will be to either sell developed lots to builders, or erecting dwellings themselves.

Mr. Kahn's entities had obtained options to purchase and develop other properties, and the Kahn entities advised that they would need additional funding to pay for the expenses in connection with the obtaining and maintenance of these options.

Pursuant to the Land Development Agreement, Connecticut Acquisition Corp. No. 1, is to advance funds to the Kahn entities earmarked for a specific option and specific set of itemized expenses related to a specific property and for each option in question to serve collateral for the funds advanced by Connecticut Acquisition Corp. No. 1. While the Land Development Agreement contemplates that the advance will be repaid when the parties obtain financing to acquire and develop that particular parcel of land, nevertheless, the obligation to repay the advance will come due in August, 2001, and, if not timely paid, that option, and all attendant rights thereto, would revert to, and become the property of, Connecticut Acquisition Corp. No. 1.

The Land Development Agreement called for Connecticut Acquisition Corp. No. 1 to fund the initial costs of acquisition and development, and, after deduction of expenses from gross revenues, profits will be divided 50-50 between the parties.

In contemplation of the financing of this project, on April 12, 2001, Connecticut Acquisition Corp. No. 1, obtained a loan from accredited investors evidenced by its 8% Series A $1,000,000 Senior Subordinated Convertible Redeemable Debentures, together with underlying shares of Connecticut Acquisition Corp. No. 1's Class A Common Stock, Par Value $.001, into which Connecticut Acquisition Corp. No. 1 Debentures may be convertible from time to time.

On May 8, 2001, following the acquisition of the parcel of land, Connecticut Acquisition Corp. No. 1 was merged into the Company. As a result, all rights and obligations of Connecticut Acquisition Corp. No. 1 will ensure to the benefit of and be binding upon the Company.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             JUNE 30, 2001 AND 2000
                                   (UNAUDITED)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION

Revenue is recognized under the full accrual method of accounting upon the completed sale of real property held for development and sale. All costs incurred directly in acquiring and developing the real property are capitalized.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents.

The Company maintains cash and cash equivalent balances at several financial institutions which are insured by the Federal Deposit Insurance Corporation up to $100,000.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed primarily using the straight-line method over the estimated useful life of the assets.

               Office Equipment                        3 to 5 Years

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             JUNE 30, 2001 AND 2000
                                   (UNAUDITED)



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

The income tax benefit is computed on the pretax loss based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, loans receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for notes and mortgages payable approximates fair value because, in general, the interest on the underlying instruments fluctuates with market rates.

ADVERTISING

Costs of advertising are expensed as incurred. Advertising costs were $25,541 and $91,272 for the nine months ended June 30, 2001 and 2000, respectively.

EARNINGS (LOSS) PER SHARE OF COMMON STOCK

Historical net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be antidilutive for periods presented.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             JUNE 30, 2001 AND 2000
                                   (UNAUDITED)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EARNINGS (LOSS) PER SHARE OF COMMON STOCK (CONTINUED)

The following is a reconciliation of the computation for basic and diluted EPS:

                                              June 30, 2001     June 30, 2000
                                              --------------    -------------

Net Loss                                      $    (425,621)    $    (373,407)
                                              --------------    -------------
Weighted-average common shares
    outstanding (Basic)                         265,669,490        23,147,168

Weighted-average common stock equivalents:
        Stock options                                    --                --
        Warrants                                         --                --

Weighted-average common shares
    outstanding (Diluted)                       265,669,490        23,147,168


Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive.

NOTE 3 - INVENTORY - REAL ESTATE HOLDINGS

Inventory consists of residential single family homes held for resale and land held for development and is valued at the lower of cost or market value. Cost includes acquisition, renovation and carrying costs specifically identified with each unit.

NOTE 4 -  MORTGAGES RECEIVABLE AND OTHER

Represents amounts due from individuals who purchased property from the Company. Amounts due at June 30, 2001 and 2000 were $58,375 and $52,241, respectively. These amounts are net of an allowance of $12,000 in both years. These amounts are reflected as long-term due to the nature of the receivable.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             JUNE 30, 2001 AND 2000
                                   (UNAUDITED)


NOTE 5 -  PROPERTY AND EQUIPMENT

Property and equipment consist of the following at June 30, 2001 and 2000, respectively:

                                             2001                 2000
                                           --------             --------
Office Equipment                           $ 20,663             $ 75,343

Accumulated Depreciation                     (8,542)             (27,494)
                                           --------             --------

                          Total            $ 12,121             $ 47,849
                                           ========             ========


Depreciation expense was $2,128 and $15,433 for the nine months ended June 30, 2001 and 2000, respectively.

NOTE 6 -  MORTGAGES AND NOTES PAYABLE

Mortgages and notes payable consist of the following at June 30, 2001 and 2000, respectively:

The company has various mortgages and construction loans payable aggregating $3,831,015 at June 30, 2001 and $1,836,000 at June 30, 2000. These amounts are payable at various times ranging through 2003, bearing interest at various rates ranging from 7% through 14% per year. The mortgages and construction notes are secured by the land and buildings held for development by the company. The company has elected to classify all as current due to the nature of the agreements.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

RELATED PARTY TRANSACTIONS

PREPAID MANAGEMENT FEES

Pursuant to a "Prepaid Management Agreement" between the Company and its President, dated September 29, 2000, the Company prepaid management fees to the President in the amount of $302,000. This fee is to be paid back by the President commencing January 1, 2001 and for the next five years, the first $60,400, plus an additional amount equal to the accrued interest on the unearned portion of the balance, at a rate of 8% per annum, of the President's annual compensation from the Company will be withheld by the Company and applied against the principal amount owed to the Company. This agreement is made a part of any existing agreements, whether oral or written or compensation between the

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             JUNE 30, 2001 AND 2000
                                   (UNAUDITED)


NOTE 7 -  COMMITMENTS AND CONTINGENCIES (CONTINUED)

Company and the President, as well as any future compensation agreements between the Company and its President.

OTHER AGREEMENTS

The Company has entered into construction contracts with Encore Builders, Inc., a company wholly owned by a director of the Company, and a minority shareholder of Encore Services, Inc.

RELATED PARTY TRANSACTIONS

OFFICER COMPENSATION AND BENEFITS

Officers of the Company were paid an aggregate of $89,307, which includes automobiles with a book value of approximately $31,000.

LEASES

A company wholly owned by a minority shareholder of Encore Services, Inc. provides office space to the Company.

NOTE 8 -  ACQUISITIONS

On February 10, 2000, the Company acquired MAS XV Acquisitions Corp. for 1,000,000 shares of its common stock and an additional $500,000 for fees. This acquisition was handled as a purchase method of accounting for business combination

On April 1, 2000, the Company acquired 80% of the Encore Services, Inc. for 250,000 common shares of its stock.

On May 8, 2001, the Company merged with Connecticut Acquisition Corp. No. 1 upon the acquisition of a parcel of land in Hebron, Connecticut.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             JUNE 30, 2001 AND 2000
                                   (UNAUDITED)




NOTE 9 - STOCKHOLDERS' EQUITY

As of June 30, 2001 and 2000, there were 1,500,000,000 and 100,000,000 authorized shares, and 977,005,274 and 45,316,967 issued and outstanding shares of the Company's common stock with a par value of $.001.

As of June 30, 2001 and 2000, there were 2,000,000 authorized shares and 1,000,0000 issued and outstanding shares of the Company's Class A Voting common stock with a par value of $.001.

The Company got approval to increase the authorized shares to 1,500,000,000 during the quarter ended June 30, 2001. The Company issued 531,715,544 shares of its common stock, and had 11,610,836 shares cancelled during the quarter ended June 30, 2001. A majority of the shares issued were from the conversion of the debentures issued with respect to the transaction with Connecticut Acquisitions Corp. No. 1.

NOTE 10 - INCOME TAXES

There was no income tax benefit recognized at June 30, 2001 and 2000.

The net deferred tax assets in the accompanying balance sheets include the following components at June 30, 2001 and 2000:

                                              2001                  2000
                                            ---------             ---------

Deferred tax assets                         $ 115,511             $ 115,511
Deferred tax valuation allowance             (115,511)             (115,511)
                                            ---------             ---------
Net deferred tax assets                     $     -0-             $     -0-
                                            =========             =========



Due to the uncertainty of utilizing the approximate $1,300,000 in net operating losses, and recognizing the deferred tax assets, an offsetting valuation allowance has been established.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

         The following discussion and analysis should be read in conjunction with the Financial Statements appearing elsewhere in this Report on Form 10-QSB.

OVERVIEW

         Our business is residential real estate development and building construction services. From 1993 until 1999 our business concentrated on investing in and revitalizing single family homes in established older residential neighborhoods in urban areas. We either bought single unit vacant properties and built single family homes on them, or we bought abandoned homes which we renovated and sold. During 1999, we entered a second phase of business: the development, construction and ownership of multifamily housing projects.

         Beginning in the fiscal year ended September 30, 1999, we initiated a program of acquisition of properties suitable for development as multifamily housing or multiple unit single family development tracts. Since 1999, we have purchased four tracts with the intention of building from 60 to 72 apartment units on each tract and a 120 acre citrus grove for single family home development. In April 2000 we acquired Encore Services, Inc., a bonded general construction contractor. We have four multifamily apartment projects and one single family home subdivision development as work in progress in various stages of development.

RESULTS OF OPERATIONS

         For the nine months ended June 30, 2001, we incurred a loss from operations of $425,621, compared to a loss of $373,407 for the comparable period in 2000. The net loss in the nine-month period ended June 30, 2001, resulted primarily from a change in business direction from the remodeling of private homes to the development of multifamily housing projects. As a result of this change we had limited revenues in the nine months ended June 30, 2001, and 2000. A substantial portion of the increase in our operating loss was attributable to an increase in the Company's professional fees and compensation expenses, which increased from $83,969 in the nine months ended June 30, 2000, to $207,720 in the comparable 2001 period, primarily as a consequence of the Company's financing activities in 2001.

         Our results of operations for the nine-month period ended June 30, 2001, reflect adjustments and nonrecurring items of both revenue and cost, as well as new business direction development stage costs and costs of financing activities. Management does not believe these results are indicative of the Company's future revenues or expenditures, although there can be no assurance that the Company's operating results will improve in the future.

LIQUIDITY AND CAPITAL RESOURCES

         In the nine month period ended June 30, 2001, the Company used net cash of $3,833,362 in operating activities, compared to net cash used in operating activities of $1,721,539 for the comparable period in 2000. The Company acquired $3,459,780 of real estate holdings in the nine month period ended June 30, 2001, compared to real property acquisitions of $1,731,674 in the comparable 2000 period, as the Company implemented its business plan to develop, construct and own multifamily housing. In the nine months ended June 30, 2001, the Company met its cash requirements substantially from net proceeds of $4,157,742 from the issuance of common stock and the sale of debentures and mortgages. The Company realized net proceeds of $2,193,930 from financing activities in the nine months ended June 30, 2000. At June 30, 2001, the Company had long-term mortgages and notes payable aggregating $3,831,015, compared to $1,836,000 at June 30, 2000. The notes and mortgages are secured by land and buildings held for development by us.

         At June 30, 2001, we had stockholders' equity of $3,717,922 compared to $2,401,622 at June 30, 2000, primarily as a consequence of the issuance of additional common stock. For the nine months ended June 30, 2001, we had working capital of $3,424,089 compared to working capital of $2,148,304 on June 30, 2000. The increase in working capital resulted primarily from an increase in our real estate holdings from $2,948,055 at June 30, 2000, to $6,780,870 at June 30, 2001, while our notes and mortgages payable increased from $1,836,000 at June 30, 2000, to $3,831,015 at June 30, 2001.

         The Company believes that it has sufficient cash resources, togther with anticipated income from operations, to maintain operations through September 30, 2002. However, to provide additional cash for operations and to grow the Company's business, we intend to continue to raise capital from the sale of our debt or equity on a private basis. We also intend to acquire additional financing from the proceeds of mortgage funding. The Company's cash requirements will depend, in substantial part, upon the availability of real estate acquisition opportunities and real estate development projects. There can be no assurance that any funds required by the Company for these purposes, or to meet its operating requirements, will be available or, if they are, that they will be available on acceptable terms and at such times as the Company requires such capital.

SEASONALITY

         Our operations are principally based on the residential real estate market in South Florida and the Northeast. These markets have historically been both cyclical and seasonal. We experience generally higher sales in the second and third fiscal quarters. Therefore, the results of any interim period is not necessarily indicative of the results that might be expected during a full fiscal year.

FORWARD LOOKING STATEMENTS

         From time-to-time, we make statements about our future results in this Form 10-QSB that may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our current expectations and the current economic environment. We caution you that these statements are not guarantees of future performance. They involve a number of risks and uncertainties that are difficult to predict. Our actual results could differ materially from those expressed or implied in the forward-looking statements. Important assumptions and other important factors that could cause our actual results to differ materially from those in the forward-looking statements, include, but are not limited to: (i) the continued growth in the residential real estate market in South Florida and other areas in which the Company now operates or may operate in the future; (ii) the general availability of home mortgage financing at favorable rates; (iii) continued positive economic climate in the United States; (iv) competition in our existing lines of business; and (v) our ability to obtain and maintain working capital, whether internally generated or from financing sources (on acceptable terms) in order to finance our growth strategy.

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

PART II - OTHER INFORMATION

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         In May 2001 the Company's then wholly-owned subsidiary, Connecticut Acquisition Corp. No. 1, received $825,000 of gross proceeds from the sale of its 8% Series A Senior Subordinated Convertible Redeemable Debentures to three
(3) accredited investors pursuant to Regulation D, Rule 504. Also in May 2001, upon the merger of Connecticut Acquisition Corp. No. 1 into the Company, the Company exchanged like debentures issued by the Company for its former subsidiary's debentures. In May and June 2001, the Company's debentures were converted by these three (3) accredited investors into shares of the Company's common stock on the basis of a discount to the bid price of the Company's common stock during the conversion period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         A. EXHIBITS.

              3.2 Certificate of Amendment of Articles of Incorporation filed June 7, 2001.

         B. REPORTS ON FORM 8-K

            1. The Company filed a Report on Form 8-K on May 4, 2001, with respect to the acquisition of assets (Item 2).

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

                                       NATIONAL RESIDENTIAL PROPERTIES, INC.
                                       -------------------------------------
                                       (Registrant)


Dated: August 14, 2001                 By: /s/ Richard Astrom
                                           -------------------------------------
                                               Richard Astrom, President
                                               and Chief Executive Officer