Form 10KSB/A
period 2000-09-30
NATIONAL RESIDENTIAL PROPERTIES NV INC
filed 2002-01-23
CIK 1096840

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                 Amendment No. 1

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended September 30, 2000

[  ]     Transition Report Under Section 13 or 15(d) of Securities
         Exchange Act of 1934

         For the transition period from ______ to ______

                                                     Commission File No. 0-27159

                      NATIONAL RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its charter)

          Nevada                                             65-439467
---------------------------                             -----------------------
State or other Jurisdiction                                (IRS Employer
    or organization                                     Identification Number)

                      2921 NW 6th Ave, Miami, Florida 33127
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (305) 573-8882
-------------------------------------------------------------------------------
                 (Issuer's Telephone Number Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock $.001 par value
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information: [ ]

Statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A: [ ]

On January 10, 2001, the aggregate market value of the Company's Common Stock (based on the average of the ($.019) bid and ($.02) asked price) held by non-affiliates was $1,373,965.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

Number of shares outstanding of each of the issuer's classes of Common Stock as of January 4, 2001, was 76,974,119 shares.

State issuer's revenues for its most recent fiscal year. $62,500.

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                    DOCUMENTS INCORPORATED BY REFERENCE: None

Purpose of Amendment

         National Residential Properties, Inc. (the "Company") hereby amends (i) Items 6 and 7 of Part II and (ii) Item 13 of Part III of its Report on Form 10-KSB for the year ended September 30, 2000. The Amendment reflects the restatement of the Company's Financial Statements for the years ended September 30, 2000 and 1999, related to accounting for certain stock transactions, but is not intended to update other information presented in the Report on Form 10-KSB as originally filed. This Amendment speaks as of the end of the fiscal year 2000 or as of the date of filing of the original Form 10-KSB, as required. See Note 10 to our Financial Statements for a further discussion of this matter. Any Items or Exhibits in the original filing not expressly changed by this amendment shall be as set forth in the original filing. The Company has not amended or updated any portion of the original filing except as expressly stated, so that such unamended portion of the filing speaks only as of the date of the filing of the original Report and not as of the date of this amendment.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This Report, including the following discussion, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These forward-looking statements include the plans and objectives of management for future operations, including plans and objectives relating to the possible further capitalization and potential acquisitions of or mergers with operating companies. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-KSB/A will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

The following is a discussion of the consolidated financial condition and results of operations of the Company for the fiscal years ended September 30, 2000, and September 30, 1999, which should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included elsewhere in this report.

THE MANAGEMENT'S DISCUSSION AND ANALYSIS PRESENTED BELOW REFLECTS CERTAIN RESTATEMENTS TO OUR PREVIOUSLY REPORTED RESULTS OF OPERATIONS FOR THESE PERIODS.

RESULTS OF OPERATIONS

The Company had gross sales of $62,500 in the year ended September 30, 2000, compared to gross sales of $374,038 in the year ended September 30, 1999. The Company's substantial decrease in gross sales resulted from the Company's change from the purchase and sale of residential properties in fiscal 1999 to the development in 2000 of residential projects, the sales of which cannot occur until development is completed, individual units are completed and sold, or the sale of a development project prior to completion. Cost of sales decreased to $60,146 for the fiscal year ended September 30, 2000, from $118,368 for the 1999 fiscal year. The Company had a gross profit of $2,354 for the year ended September 30, 2000, compared to a gross profit of $255,670 for fiscal 1999. The Company's general and administrative expenses were substantially the same in fiscal 2000 as in fiscal 1999, increasing from $618,443 to $639,362. The Company had a net loss before other income and expenses of $637,008 in the year ended September 30, 2000, compared to a net loss of $362,773 in fiscal 1999, substantially as a consequence of the decrease in gross sales. The Company had total other expenses of $300,800 in the year ended September 30, 2000, compared to total other expenses of $5,636 in fiscal 1999. Substantially all of the increase in expenses resulted from the cost of acquisitions made by the Company in fiscal 2000. The Company's net loss increased to $908,803 in the year ended September 30, 2000, from $368,409 in the prior fiscal year, substantially as a consequence of a decrease in gross sales and of the costs of acquisitions made by the Company in fiscal 2000.

The Company's ability to operate at a profit is dependent upon the successful completion of its existing projects, the sale of those projects or individual units within the projects, and the initiation of new real estate or other projects. The Company has invested substantial funds in its existing projects, but was not been able to realize material profits from any of these projects in the year ended September 30, 2000. See "Liquidity and Capital Resources," below.

The Financial Statements which accompany this amended Report restate the value of common stock issued in 1999 and 2000 for consulting and acquisition expenses. As a consequence of these restated values, the Company's loss for the year ended September 30, 1999, increased by $110,300 over the loss previously reported in the Company's Report on Form 10-KSB filed on January 16, 2001, for the year ended September 30, 2000, and by $373,046 for the year ended September 30, 2000, over the amount previously reported in the Company's Report on Form 10-KSB filed on January 16, 2001. See Financial Statements, Note 10.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash decreased to $137,990 at September 30, 2000, from $411,257 at September 30, 1999. The Company's real estate holdings increased to $3,321,090 at September 30, 2000, from $1,216,381, as the Company engaged in the acquisition of real properties for development and resale. The Company's total assets increased from $2,596,493 at September 30, 1999, to $3,888,820 at September 30, 2000, substantially as a consequence of the Company's increase in real estate holdings. The Company had total liabilities of $1,672,237 at September 30, 2000, compared to total liabilities of $1,679,703 at September 30, 1999. Shareholders' equity increased to $2,216,583 at September 30, 2000, from $925,688 at September 30, 1999, substantially as a consequence of an increase in paid-in capital from financings. The Company had an accumulated deficit of $526,355 at

September 30, 2000, compared to a cumulative deficit of $417,455 at September 30, 1999, as a consequence of the Company's continuing operating losses.

Prior to becoming a publicly owned company, the Company relied primarily upon loans originated by the Company's President, Richard Astrom. These loans helped to finance working capital needs when operations did not provide enough cash flow. Additionally, the Company has relied upon bank financing to acquire properties and pay operational costs. The bank financing has required the personal guarantees of Richard Astrom and Christopher Astrom. In the future, the Company will need additional financing in the form of mortgage funding or public or private offerings of stock or debt instruments. If funds are required in the future in addition to funds provided from the sale of real estate under development or held for resale, they may be generated from stock sales, debt issuance or from the mortgaging of real estate. There can be no assurance that any such funds will be available or that, if they are, they will be available on favorable terms and conditions or when required.

From January through August, 1999, the Company raised $602,501 from the sale and/or conversion into Common Stock of senior subordinated debentures. In addition, the Company raised $211,500 from the sale of its restricted stock during the 1999 fiscal year.

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

On September 25, 2000, the Company's wholly-owned subsidiary, 2217 Acquisition Inc. ("2217 Acquisition"), entered into an arm's-length contract (the "Real Estate Contract") with an unaffiliated entity to purchase a parcel of real estate (the "Real Estate") located at 2270 Southwest 32nd Avenue, Miami, Florida. To fund the acquisition of the Real Estate, on October 10, 2000, 2217 Acquisition issued its 8% Series A $1,000,000 Senior Subordinated

Convertible Redeemable Debenture due October 10, 2002 (the "2217 Acquisition Debenture"), together with underlying shares of 2217 Acquisition's common stock, par value $0.001, into which the 2217 Acquisition Debenture is convertible from time to time. After deducting the expenses of the investment, including projected interest payments, the net proceeds to be received by 2217 Acquisition aggregated approximately $795,000. From these net proceeds, $300,000 was used to make the down payment on the Real Estate, with the balance of the purchase price to be funded by a purchase money first mortgage on the Real Estate given to the seller and a new mortgage from a Miami, Florida, lending institution. The balance of the net proceeds were allocated to, and were used as, working capital.

The Company continued to operate at a cash flow deficit in the year ended September 30, 2000. The Company had negative cash flow from operating activities of $2,519,424 for the year ended September 30, 2000, compared to a negative cash flow from operating activities of $487,167 at September 30, 1999. The Company was able to continue its operations in fiscal 2000 substantially through the proceeds of the sale of the securities of its subsidiaries, primarily in the form of debentures convertible into shares of common stock. The Company's ability to meet its continuing operating expenses depends, in substantial part, upon its ability to continue to raise capital through the sale of debt or equity by the Company or its subsidiaries; through the completion and sale of the Company's real estate projects; and to raise capital for operating expenses through the sale of land purchased, but not developed, by the Company. In the event that the Company were forced to sell certain of its projects prior to completion or, with respect to undeveloped property, prior to the time at which the Company could benefit from any increase in the value of those properties, such should increase occur, the Company's profit, if any, from its real estate activities would be materially adversely affected. There can be no assurance that the Company will be able to raise additional capital on a debt or equity basis, to complete any of its projects under development, or to sell any completed development projects (should they be completed) or land purchased for resale or development at a profit.

ITEM 7. FINANCIAL STATEMENTS

Reference is made to the Consolidated Financial Statements, the notes thereto, and Independent Accountants' Report thereon commencing at page F-1 of this Report, which Consolidated Financial Statements, notes and Report are included herein by reference.

                                    PART III

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         EXHIBIT
         NUMBER            DESCRIPTION
         ------            -----------
         2.0               Acquisition of Encore Services, Inc. dated April 1, 2000. (1)
         2.1               Merger Agreement between 2217 Acquisition, Inc. and National Rehab
                           Properties, Inc. dated October 11, 2000. Incorporated by reference to
                           Form 8-K filed November 17, 2000. (1)
         3.1               Articles of Incorporation. (1)
         3.2               Articles of Amendment to Articles of Incorporation. (1)
         3.3               Certificate of Change in Number of Authorized Shares. (1)
         3.4               By-laws. (1)
         10.01             Consulting Agreement dated February 10, 2000. (1)
         10.02             Written Consent in Lieu of Combined Special Meeting of Directors and
                           Shareholders dated June 17, 1999. (1)
         10.03             Written Consent in Lieu of Combined Special Meeting of Directors and
                           Shareholders dated March 1, 1999. (1)
         10.04             Prepaid Management Agreement dated September 29, 2000. (1)
         21                Subsidiaries of the registrant. (1)
         21.1              Mas Acquisition XV Corp., an Indiana Corporation. (1)
         21.2              Encore Services, Inc., a Florida Corporation. (1)
         21.3              Granada Grand, Inc., a Florida Corporation. (1)
         21.4              Conquistador Plaza, Inc., a Florida Corporation. (1)

---------------------
(1)      Previously filed.


(b)      REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the last quarter of the period covered by this Report.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Annual Report and any subsequent amendments thereto to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NATIONAL RESIDENTIAL PROPERTIES, INC.

Dated: January 22, 2002                   By:       /s/ RICHARD ASTROM
                                              ---------------------------------
                                                   Richard Astrom, President

Pursuant to the requirements of the Securities Act of 1934, this Annual Report has been signed below by the following persons in their respective capacities with the Registrant and on the dates indicated.


         SIGNATURE                                   TITLE                              DATE
         ---------                                   -----                              ----
 /S/ RICHARD ASTROM                         President, Chief Executive                  January 22, 2002
-----------------------------               Officer and Director
Richard Astrom

 /S/ CHRISTOPHER ASTROM                     Vice President, Secretary                   January 22, 2002
----------------------------                and Director
Christopher Astrom

                              BAUM & COMPANY, P.A.
                          CERTIFIED PUBLIC ACCOUNTANTS
                        1515 UNIVERSITY DRIVE - SUITE 209
                          CORAL SPRINGS, FLORIDA 33071
                                 (954) 752-1712

                         INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders
National Residential Properties, Inc.
Miami, Florida

We have audited the accompanying consolidated balance sheet of National Residential Properties, Inc. (formerly National Rehab Properties, Inc.) as of September 30, 2000 and the related consolidated statements of income, consolidated changes in stockholders' equity, and consolidated cash flows for the years ended September 30, 2000 and September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

As discussed in Note 10 to the consolidated financial statements, the Company's management has restated certain capital and expense transactions in the years ending September 30, 2000 and 1999. The aggregate of management's adjustments increased accumulated deficit by $367,046 and $ 108,900 respectively.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Residential Properties, Inc. ( formerly National Rehab Properties, Inc.) of September 30, 2000, and the results of its operations, changes in stockholders' equity and its cash flows for the years ended September 30, 2000 and September 30, 1999 in conformity with generally accepted accounting principles.

December 20, 2000, except for Note 10
as to which the date is December 18, 2001.


Coral Springs, Florida

                      NATIONAL RESIDENTIAL PROPERTIES, INC.
                   (FORMERLY NATIONAL REHAB PROPERTIES, INC.)

                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2000

                                     ASSETS

Cash ...................................................................   $   137,990
Inventory - real estate holdings .......................................     3,321,090
Other current assets ...................................................        25,287
Property, plant & equipment (Net of accumulated depreciation of $29,948)        45,395
Notes Receivable (Net of allowance for bad debts of $12,000) ...........        55,344
Organizational costs (Net of $55 accumulated amortization) .............           495
Prepaid management fee .................................................       302,000
Goodwill ...............................................................         1,219
                                                                           -----------
              Total Assets .............................................   $ 3,888,820
                                                                           ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
Accounts payable and accrued expenses ..................................   $    72,004
Mortgages and notes payable ............................................     1,600,233
                                                                           -----------
         Total Liabilities .............................................     1,672,237
                                                                           -----------

Shareholders' Equity

Common stock, $.001 par value; authorized 100,000,000
    shares; issued and outstanding 44,161,866 shares ...................        44,161
Common stock class A voting, $.001 par value; authorized 2,000,000
    shares; issued and outstanding 1,000,000 shares ....................         1,000
Additional paid in capital .............................................     3,606,580
    Accumulated deficit ................................................    (1,435,158)
                                                                           -----------
         Total Shareholders'  Equity ...................................     2,216,583
                                                                           -----------
         Total Liabilities and Shareholders' Equity ....................   $ 3,888,820
                                                                           ===========





                 See accompanying notes to financial statements

                      NATIONAL RESIDENTIAL PROPERTIES, INC.
                   (FORMERLY NATIONAL REHAB PROPERTIES, INC.)

                        CONSOLIDATED STATEMENTS OF INCOME
                     YEARS ENDED SEPTEMBER 30, 2000 AND 1999

                                                        2000            1999
                                                ------------    ------------

Gross sales .................................   $     62,500    $    374,038

Cost of sales ...............................         60,146         118,368
                                                ------------    ------------

Gross profit ................................          2,354         255,670

Operating expenses:

    General & administration expenses .......        639,362         618,443
                                                ------------    ------------

Net (loss) before other income and expenses .       (637,008)       (362,773)

Other income (expenses)

    Interest income .........................         45,121           8,488
    Interest expense ........................        (19,927)        (14,124)
    Miscellaneous ...........................         (7,244)             --
    Acquisition costs incurred ..............       (318,750)             --
                                                ------------    ------------

       Total other income (expenses) ........       (300,800)         (5,636)
                                                ------------    ------------

Net (loss) before provisions for income taxes       (937,808)       (368,409)

Provision for income taxes ..................        221,989        (113,063)
                                                ------------    ------------

    Tax benefit .............................         29,005              --
                                                ------------    ------------

Net loss ....................................   $   (908,803)   $   (368,409)
                                                ============    ============

Weighted average common shares outstanding
                           Basic ............     18,306,334       3,531,332
                           Diluted ..........     18,306,334       3,531,332

Loss per share

                           Basic ............   $    (0.0496)   $    (0.1043)
                                                ============    ============
                           Diluted ..........   $    (0.0496)   $    (0.1043)
                                                ============    ============





                 See accompanying notes to financial statements

                      NATIONAL RESIDENTIAL PROPERTIES, INC.
                   (FORMERLY NATIONAL REHAB PROPERTIES, INC.)

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                           SEPTEMBER 30, 2000 AND 1999


                                                                                    CLASS A
                                                    COMMON STOCK                 COMMON STOCK          ADDITIONAL
                                               ---------------------           ----------------         PAID IN      ACCUMULATED
                                               # SHARES       AMOUNT          # SHARES    AMOUNT        CAPITAL         DEFICIT
                                               --------       ------          --------    ------     --------------  ------------

September 30, 1998 .......................      977,370      $   977          - 0 -      $ - 0 -     $  288,267      $  (157,946)

Shares issued for Services - Class A .....                                1,000,000        1,000        119,000

Shares issued for Services ...............    1,630,000        1,630                                    218,270

Shares issued for subscription offering ..    2,075,004        2,075                                    209,425

Shares issued for debenture conversion ...    2,972,399        2,973                                    599,528

Net (loss) for the year ..................                                                                              (368,409)
                                             ----------      -------      ---------      ------      ----------      -----------

September 30, 1999 .......................    7,654,773        7,655      1,000,000       1,000       1,434,490         (526,355)

Shares issued for services ...............      785,605          785                                  1,333,385

Shares issued for acquisition of companies    1,750,000        1,750                                    318,750

Shares issued for debenture conversion ...   33,946,488       33,946                                  1,718,730

Shares issued for contribution ...........       25,000           25                                      1,225

Net (loss) for the year ..................                                                                              (908,803)
                                             ----------      -------      ---------      ------      ----------      -----------

September 30, 2000 .......................   44,161,866      $44,161      1,000,000      $1,000      $3,606,580      $(1,435,158)
                                             ==========      =======      =========      ======      ==========      ===========



                 See accompanying notes to financial statements

                      NATIONAL RESIDENTIAL PROPERTIES, INC.
                   (FORMERLY NATIONAL REHAB PROPERTIES, INC.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           SEPTEMBER 30, 2000 AND 1999

                                                         2000         1999
                                                     -----------    ---------

Cash Flows From Operating Activities:
    Net income (loss) .............................  $  (908,803)   $(368,409)
Adjustments to reconcile net income (loss) to
       net cash provided by operating activities:
Depreciation and amortization .....................       20,171       10,507
Common stock issued for services and contribution .      135,420      339,900
Write-down of acquisitions ........................      318,750        - 0 -
    (Increase) in accrued interest ................      (24,160)       - 0 -
    (Increase) in inventory of real estate holding    (2,011,490)    (545,153)
    Decrease in prepaid expenses ..................       55,873       15,645
    Decrease in security deposits .................        - 0 -          700
    (Increase) decrease in land deposits ..........      (52,000)     (25,000)
    Increase in customer deposits .................        - 0 -       (1,350)
    Increase (decrease) in accounts payable .......      (10,199)      82,203
    (Decrease) in income taxes payable ............        - 0 -      (37,228)
    (Increase) decrease in mortgages receivables ..      (42,986)      41,018
                                                     -----------    ---------
       Total cash flows from operating activities .   (2,519,424)    (487,167)

Cash flows from investing activities:
    Acquisition of fixed assets ...................      (15,847)     (51,060)
    Goodwill ......................................       (1,219)       - 0 -
    Reduction in note related party ...............        - 0 -       18,091
                                                     -----------    ---------
       Total cash flows from investing activities:       (17,066)     (32,969)

Cash flows from financing activities:
    Proceeds from mortgages payable ...............    1,080,233      605,900
    Repayment of mortgages payable ................     (130,000)    (970,641)
    Proceeds from debentures ......................      812,990      947,500
    Proceeds from notes payable - related party ...        - 0 -       20,000
    Proceeds from issuance of common stock ........        - 0 -      314,880
    (Increase) decrease in subscription receivables      500,000        - 0 -
                                                     -----------    ---------
       Total cash flows from financing activities:     2,263,223      917,639
                                                     -----------    ---------

                      NATIONAL RESIDENTIAL PROPERTIES, INC.
                   (FORMERLY NATIONAL REHAB PROPERTIES, INC.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           SEPTEMBER 30, 2000 AND 1999

Net (increase) decrease in cash .................      (273,267)       397,503

Cash at beginning of year .......................       411,257         13,754
                                                    -----------       --------

Cash at end of year .............................   $   137,990       $411,257
                                                    ===========       ========

Supplemental cash flow information

    Cash paid for interest expenses paid ........   $   104,135       $  8,223

    Cash paid for income taxes ..................         - 0 -          - 0 -

    Issuance of common stock for acquisitions ...       320,500          - 0 -

    Issuance of common stock for services .......       134,170        339,900

    Issuance of common stock for contributions ..         1,250

    Issuance of common stock for debt conversions     1,752,676        602,501


                 See accompanying notes to financial statements

                      NATIONAL RESIDENTIAL PROPERTIES, INC.
                   (FORMERLY NATIONAL REHAB PROPERTIES, INC.)

                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999

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

                      NATIONAL RESIDENTIAL PROPERTIES, INC.
                   (FORMERLY NATIONAL REHAB PROPERTIES, INC.)

                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

             Deferred tax benefit (34% statutory rate)      $340,000
             Valuation allowance .....................       340,000
                                                            --------
                  Net Benefit ........................       $ - 0 -
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

             Sales and gain of real estate is not recognized until the collectability of the sales price is reasonably assured and the earnings process is virtually complete. When a sale does not meet the requirements for income recognition a gain is deferred until those requirements are met.

             USE OF ESTIMATES

             The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements.

             CASH AND CASH EQUIVALENTS

             Cash and cash equivalents include cash on hand, cash in banks, and any highly liquid investments with a maturity of three months or less at the time of purchase. The Company maintains cash and cash equivalent balances at several financial institutions which are insured by the Federal Deposit Insurance Corporation up to $100,000. At September 30, 2000 the Company had approximately $138,000 on deposit.

             EARNINGS/LOSS PER SHARE

             Primary earnings per common share are computed by dividing the net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The weighted average number of shares used for the fiscal years ended September 30, 2000 and 1999 were 18,306,334 and 3,531,332 respectively.

                      NATIONAL RESIDENTIAL PROPERTIES, INC.
                   (FORMERLY NATIONAL REHAB PROPERTIES, INC.)

                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999

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

             Automobiles ..................      $54,680
             Office Equipment .............       20,663
                                                 -------
                                                  75,343
             Less: Accumulated Depreciation       29,948
                                                 -------
                    Net Fixed Assets ......      $45,395
                                                 =======

NOTE 5 - RELATED PARTY TRANSACTION

             PREPAID EXPENSES

             The President of the Company owed the Company $302,000 pursuant to a note which matured on September 20, 2000. Pursuant to an agreement dated September 29, 2000 entitled "Prepaid Management Agreement," the previous $302,000 note was cancelled and a new arrangement for the repayment of the $302,000 note was created. The parties agreed that the $302,000 debt by the president to the Company will be repaided under the following terms: beginning January 1, 2001, for the next five years, the first $60,400 (plus an additional amount equal to the accrued interest on the unearned portion of the contract balance, calculated at the rate of 8% per annum) of his annual compensation from the Company will be withheld by the Company and be applied against the $302,000 item each year. This agreement is made a part of any existing agreements, whether oral or written or compensation between the Company and the officer as well as any future compensation agreements between the Company and officers.

                      NATIONAL RESIDENTIAL PROPERTIES, INC.
                   (FORMERLY NATIONAL REHAB PROPERTIES, INC.)

                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999

NOTE 5 - RELATED PARTY TRANSACTION (CONTINUED)

             The company has entered into construction contracts of approximately $14,000, 000 with Encore Builders, Inc., a company wholly owned by a director of the Company and a minority shareholder of Encore Services, Inc.

             Officers of the Company were paid an aggregate of $131,515 in 2000.

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

             B. On April 3, 2000, the company acquired 80% of Encore Services, Inc. for 250,000 common shares of its stock.

NOTE 7 - MORTGAGES AND NOTES PAYABLE

             MORTGAGE PAYABLE

             Collateralized construction loans, bearing
             interest at the greater of 8.25% or 1.5% over
             prime lending rate. The monthly interest is
             added to the principal balance of the loan. The
             loans are paid off upon sale of the underlying
             real estate or October 1, 2001. Notes are
             guaranteed by an office of the Company.            $   325,233

             MORTGAGE PAYABLE

             Collateralized note bearing interest at 12% and
             payable in full plus accrued interest on June
             29, 2000. The Company negotiated an extension
             of the due date of March 1, 2001, at which time
             the entire principal and interest will be due.         500,000

                      NATIONAL RESIDENTIAL PROPERTIES, INC.
                   (FORMERLY NATIONAL REHAB PROPERTIES, INC.)

                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999

NOTE 7 - MORTGAGES AND NOTES PAYABLE (CONTINUED)

             MORTGAGE PAYABLE

             Collateralized note, secured by real estate,
             due upon sale of underlying real estate or
             December 9, 2002. Interest is payable monthly
             at 12%. Note is guaranteed by an office of the
             Company.                                                   100,000

             NOTE PAYABLE

             Collateralized note bearing interest at 9-1/2%
             secured by real estate, due August 2, 2001.                675,000
                                                                  -------------
                   Subtotal                                           1,600,233
             Less: Non-Current Maturities                                 - 0 -
                                                                  -------------
             Total Current Maturities                               $ 1,600,233
                                                                  =============

NOTE 8- CAPITAL TRANSACTIONS

             During the fiscal year ended September 30, 2000 the following capital transactions occurred.

             A. On various dates from October 1, 1999 to June 28, 2000, 33,946,488 common shares valued at $1,752,676 were issued to debenture holders as part of debenture conversion provision.

             B. On February 10, 2000, the Company issued 1,000,000 common shares for the purchase of MAS XV Acquisition Corp. In addition the Company issued 500,000 shares and $100,000 for consulting services regarding the acquisition. The Company subsequently wrote down the $285,000 market value of the stock issued.

             C. On April 1, 2000, the Company issued 250,000 shares for 80% of the common stock of Encore Services, Inc. The Company subsequently wrote down the $33,750 market value of the stock issued.

             D. Between October and December 1999, 785,605 shares valued at $134,170 were issued for services.

             E. On May 2, 2000, the Company donated 250,000 common shares valued at $1,250 to the Yeshiva Gedoluh of Midwood.

                      NATIONAL RESIDENTIAL PROPERTIES, INC.
                   (FORMERLY NATIONAL REHAB PROPERTIES, INC.)

                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999


NOTE 9 - GENERAL AND ADMINISTRATION EXPENSES ARE AS FOLLOWS:

                                                          2000          1999
                                                        --------      --------

             Security and Debenture Expenses ........   $124,995      $ 77,500
             Professional Fees ......................     75,163        53,012
             Stock Issued For Services/Contribution .    135,420       339,900
             Telephone ..............................     10,548         9,938
             Auto and Travel ........................     37,526        26,567
             Management Fees ........................    131,517        39,087
             Advertising, Promotion, Public Relations     27,881         3,748
             Insurance ..............................      9,545         1,131
             Depreciation ...........................     17,887        10,562
             Other Expenses .........................     68,880        59,998
                                                        --------      --------
                                                        $639,362      $618,443
                                                        ========      ========

NOTE 10 - RESTATEMENTS

             The Company issued common stock in 1999 and 2000 for payment of consulting and acquisition expenses. Management has restated those certain items to recognize the intrinsic and intangible value of that stock issued. Management has understated those values previously. The effect of those restated values increased the Company's loss for the year ended September 30, 1999 by $110,300. In November 1999 the Company and an officer of the Company rescinded the 1,400,000 shares of common stock issued to him in June 1999 for services. These shares were originally valued at par of $1,400.

             For the year ending September 30, 2000, management's restatement of the stock valuation increased losses for the year by $373,046. Additionally, on December 18, 2001 the Company and an officer of the Company rescinded the 6,000,000 shares of common stock issued to him in April 2000 and also cancelled his option to purchase the 6,000,000 shares of common stock granted him in March 1999. These shares were originally valued at par of $6,000.

             Prior financial statements for the years ending September 30, 1999 and 2000 have been restated to reflect these changes with offsets to common stock and additional paid in capital.

NOTE 11 - SUBSEQUENT EVENTS

             A. On October 10, 2000 the Company amended its Articles of Incorporation to increase its authorized common shares from 100,000,000 to 250,000,000.

             B. The Company acquired the Company, 2217 Acquisition Inc., on October 10, 2000 for the purpose of purchasing a parcel of land for development and related convertible financing.

                      NATIONAL RESIDENTIAL PROPERTIES, INC.
                   (FORMERLY NATIONAL REHAB PROPERTIES, INC.)

                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999


NOTE 11 - SUBSEQUENT EVENTS (CONTINUED)

             C. On December 18, 2001, the Company and an officer of the Company rescinded the 6,000,000 shares of common stock issued to him in April 2000 and also cancelled his option to purchase the common stock granted him in March 1999. These shares were originally valued at par of $6,000.

             D. In November 1999 the Company and an officer of the Company rescinded the 1,400,000 shares of common stock issued to him in June 1999 for services. These shares were originally valued at par of $1,400. Prior financial statements have been retroactively revised to reflect these rescissions.