Form 10KSB
period 2001-09-30
NATIONAL RESIDENTIAL PROPERTIES NV INC
filed 2002-01-25
CIK 1096840

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended September 30, 2001

[ ]      Transition Report Under Section 13 or 15(d) of Securities
         Exchange Act of 1934
         For the transition period from ______ to ______

                           Commission File No. 0-27159

                      NATIONAL RESIDENTIAL PROPERTIES, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its charter)

          Nevada                                             65-439467
---------------------------                              ----------------------
State or other Jurisdiction                                 (IRS Employer
    or organization                                      Identification Number)

                      2921 NW 6th Ave, Miami, Florida 33127
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (305) 573-8882
--------------------------------------------------------------------------------
                 (Issuer's Telephone Number Including Area Code)

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock $.001 par value
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information: [ ]

Statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: [ ]

On January 22, 2002, the aggregate market value of the Company's Common Stock based on the average of the bid and asked price, held by non-affiliates was $770,009.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares outstanding of the Company's Common Stock as of January 9, 2002, was 1,938,566,046 shares.

The Company's revenues for its most recent fiscal year were $76,764.

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court Yes [ ]    No [ ]

                    DOCUMENTS INCORPORATED BY REFERENCE: None

                      NATIONAL RESIDENTIAL PROPERTIES, INC.
                              REPORT ON FORM 10-KSB
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS

                                     PART I

Item 1. Description of the Business..........................................  4
Item 2. Description of Property.............................................. 18
Item 3. Legal Proceedings.................................................... 19
Item 4. Submission of Matters to Vote of Security Holders.................... 19

                                     PART II

Item 5. Market for Common Equity and related Shareholder Matters............. 19
Item 6. Management's Discussion and Analysis or Plan of Operation............ 24
Item 7. Financial Statements................................................. 27
Item 8. Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure................................ 27

                                    PART III

Item 9. Directors and Executive Officers..................................... 27
Item 10. Executive Compensation.............................................. 29
Item 11. Security Ownership of Certain Beneficial Owners and Management...... 30
Item 12. Certain Relationships and Related Transactions...................... 31

                                     PART IV

Item 13. Exhibits, Lists and Reports on Form 8-K............................. 33
Signatures .................................................................. 35

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

National Residential Properties, Inc., was incorporated on October 18, 1971, in the State of Nevada, originally under the name of Mister Las Vegas, Inc. It is a fully reporting 12(g), 34 Act publicly traded company. The Company's business is residential real estate development and building construction services. The Company has undergone many changes to date as a result of certain reorganizations and changes in management. The current business evolved when National Rehab Properties, Inc., which was incorporated in Florida in 1993, completed a reverse merger with Mister Las Vegas, Inc. in 1994 and changed the name of the surviving Nevada Corporation to National Rehab Properties, Inc. On September 12, 2000, pursuant to a vote of the shareholders at the annual meeting of shareholders held at the offices of the Company, the shareholders of the Company voted to amend the Articles of Incorporation of the Company to change the name of the Company from National Rehab Properties, Inc., to "National Residential Properties, Inc." Effective after the September 12, 2000, meeting, the name of the Company became National Residential Properties, Inc. The change of name was made in order to more clearly reflect the business of the Company. Historical changes are more fully disclosed in prior filings under the Securities Exchange Act of 1934. The Company's principal office is located at 2921 NW 6th Avenue, Miami, Florida 33127, and its telephone number is (305) 573-8882.

The Company's business is residential real estate development and building construction services. From 1993 until 1999, the Company's business concentrated on investing in and revitalizing single family homes in established older residential neighborhoods in urban areas. The Company either bought single unit vacant properties and built resale single family homes on individual lots or it bought abandoned homes and completed all renovations to the home followed by a sale of the home. In 1999 the Company sold its single family homes and entered a second phase of business: the development, construction and ownership of multifamily housing projects. Beginning in the fiscal year ended September 30, 1999, the Company initiated a program of acquisition of properties suitable for development as multifamily housing or single family subdivision development tracts. Since 1999, the Company has purchased four tracts with the intention of building from 60 to 72 apartment units on each tract and one twenty acre citrus grove for a single family subdivision development. The Company has four multifamily apartment projects and one single family subdivision development in various stages of development.

In April 2000, the Company acquired 80% Encore Services, Inc., a general construction contractor ("Encore"). Certain of the construction of the Company's building and development projects are now conducted through Encore as the general contractor. Encore is a licensed building contractor and, as such, is able to secure building permits throughout the state of Florida. The Company's Conquistador Plaza project in Miami, Florida, is being constructed by another corporation, Encore Builders, Inc., which is a subsidiary of the Company's Vacation Ownership Marketing, Inc., affiliate.

The Company is currently authorized to issue 1,500,000,000 common shares, $0.001 par value. The Company has issued and outstanding 1,938,566,046 common shares as of the date of this Report. The Company's Board of Directors has designated 2,000,000 shares of common stock, $.001 par value as Class A common stock, with voting right equivalent to 20 common shares for each Class A share, 1,000,000 of which are outstanding at the date of this report. However, the Company does not believe that such shares were duly authorized and accordingly will in all probability rescind the issuance of such Class A common stock. In January 1999, the Company completed a reverse split of its $.001 par value Common Stock on a 1 for 10 basis. In February 2001 the Company forward-split its common stock on a 3 for 1 basis. All references to shares of Common Stock in this Report take into account this 1 for 10 reverse split of $.001 par value Common Stock.

CURRENT OPERATIONS

The Company's business is residential real estate development and building construction services. From 1993 until 1999, the Company's business concentrated in investing in and revitalizing single family homes in established older residential neighborhoods in urban areas. The Company either bought single unit vacant properties and built single family homes on them or it bought abandoned homes which it renovated and sold. During 1999, the Company substantially terminated its single unit business and entered a second business, the development, construction and ownership of multifamily housing projects. Beginning in the fiscal year ended September 30, 1999, the Company initiated a program of acquisition of properties suitable for development as multifamily housing or multiple unit single family development tracts. Since 1999, the Company has purchased four tracts with the intention of building from 60 to 72 apartment units on each tract and one twenty acre citrus grove for single family home development. In April 2000, the Company acquired Encore Services, Inc., a general construction contractor. The Company has four multifamily apartment projects and one single family home subdivision development as work in progress in various stages of development.

SUBSIDIARIES

The Company has two subsidiaries, only one of which, Conquistador Plaza, Inc., is active. Conquistador Plaza, Inc., has under construction the Conquistador Plaza Apartments, a sixty unit apartment project in Miami, Florida. The Company's Encore Services, Inc., subsidiary is inactive.

MANAGEMENT

On April 1, 2000, in conjunction with the acquisition of Encore, Braulio Gutierrez, the previous sole shareholder of Encore, and an individual previously unaffiliated with the Company other than as a contractor on the Company's housing refurbishing projects, was appointed to the Board of Directors as a Director.

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

Current management of the Company consists of President and CEO, Richard Astrom, Secretary/Treasurer, Christopher Astrom, and Braulio Gutierrez as a non-officer Director of the Company. Please see Part III, Item 9, of this Report.

CERTAIN ACQUISITIONS

On April 1, 2000, the Company acquired eighty percent of the common stock of Encore Services, Inc., a Florida Corporation, in exchange for (a) 250,000 shares of the Company's $.001 par value Common Stock issued to Braulio Gutierrez, who was then the sole shareholder of Encore Services, Inc., and (b) an assignment and assumption agreement with Encore Services, Inc. whereby, with the assent of HLKT Holdings, L.L.C., Encore Services, Inc. assigned to the Company and the Company irrevocably and unconditionally assumed all the rights and obligations of Encore Services, Inc. under a $1,000,000 face amount Convertible Debenture previously issued by Encore Services, Inc. to HLKT Holdings, L.L.C., a Colorado Limited Liability Company, on March 15, 2000. On April 1, 2000, Mr. Gutierrez was appointed as a Director of the Company. Commencing April 12, 2000, and continuing through June 28, 2000, the total $1,000,0000 face amount of the Debenture was presented to the Company's transfer agent for conversion in accordance with the terms of the Debenture to unrestricted $.001 par value Common Stock of the Company pursuant to the assignment and assumption agreement with Encore Services, Inc. A total of 28,856,464 shares of the Company's $.001 par value Common Stock were exchanged for the $1,000,000 Debenture, and an additional 140,023 shares of the Company's $.001 par value Common Stock were issued in payment of accrued interest on the Debenture.

As reported on Form 8-K dated February 14, 2000, pursuant to a Stock Exchange Agreement

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

As Reported on Form 8-K dated May 4, 2001, the Company's then wholly-owned subsidiary, Connecticut Acquisition Corp. No. 1, entered into a joint venture with an unrelated third party to develop a parcel of land located in Hebron, Connecticut, as a senior adult community. Under the same agreement, the Company acquired unimproved real property in Hebron, Connecticut, and an option to purchase four other parcels of land in Connecticut. In contemplation of the costs of these acquisitions and the funding of the cost of their development, on April 12, 2001, Connecticut Acquisition Corp. No. 1 obtained a loan from accredited investors through the issuance of its 8% Series A $1,000,000 Senior Subordinated Convertible Redeemable Debenture, convertible into shares of that company's common stock, par value $.001. On May 8, 2001, following the acquisition of the Hebron parcel and the options for the additional four parcels in Connecticut, Connecticut Acquisition Corp. No. 1 was merged into the Company. Pursuant to the merger agreement, and by operation of law, the rights and obligations of Connecticut Acquisition Corp. No. 1 with respect to all of the Hebron property, the four options, the obligations and rights of the Company with respect to the development of those properties, and the debentures issued by Connecticut Acquisition Corp. No. 1, were assumed by the Company. As a consequence, the Company issued its debentures in replacement of the debentures previously issued by Connecticut Acquisition Corp. No. 1 and assumed the obligation to issue the Company's shares of common stock upon conversion of its debentures.

On December 26, 2001, effective as of October 31, 2001, the Company assigned its interest in the Hebron parcel, options, and joint venture to Senior Adult Lifestyle, Inc., a subsidiary of Genesis Capital Corporation ("Genesis"), which may be deemed an affiliate of the Company, in consideration of the assumption of two mortgages having an aggregate principal balance of $315,000 and the issuance to the Company of 20,000,000 restricted shares of Genesis common stock based on a value of $.10 per share, which value is determined by the average bid price of Genesis common stock during the week prior to the effective date of October 31, 2001, for an agreed consideration of $2,000,000. The value of the assets sold has not been appraised by any independent party. At the earlier of (a) the expiration of three years from the date of conveyance, or (b) the time that the Company has sold all of the shares, if the gross sale proceeds realized by the Company for the sale of the

Genesis shares is less than $2,000,000, Genesis will be required to issue the Company additional shares of common stock in an amount based on the closing bid price as quoted on the OTC Bulletin Board on the day before the date of such additional share issuance in order to make up the difference between said gross sale proceeds and $2,000,000. The ability of the Company to realize $2,000,000 from the sale of these assets is dependent upon a number of factors, including, without limitation, the Company's ability to sell restricted shares of Genesis common stock into the public markets in accordance with Securities and Exchange Commission Rule 144; the trading volume of Genesis common stock at the time or times that the Company sells stock into the markets; the operating results of Genesis and the markets reaction to those results; the number of Genesis common shares tradeable on the OTC Bulletin Board; and other factors affecting the market price of, and market for, Genesis common stock. There can be no assurance that Genesis will realize $2,000,000 from the development or sale of these assets, or that they have a fair market value of $2,000,000, which is the amount agreed to by the parties. Further, Genesis and the Company may be deemed affiliates and therefore there can be no assurance that the terms of sale, including the value assigned to the parties by the assets, would be the same as, or similar to, the terms to which unrelated parties would agree in an arm's-length transaction. See "Certain Relationships and Related Transactions" in Part III, Item 12.

REAL ESTATE PURCHASED FOR DEVELOPMENT OR RESALE

In 1999, the Company purchased land to build a sixty unit apartment building at the northern border of Coral Gables, a prestigious area of Miami. This project, known as Granada Grand, is in the permitting stage. On September 26, 2001, the Company announced that it had agreed to sell Granada Grand to Vacation Ownership Marketing, Inc., which was not then, but is now, an affiliate of the Company, for $3,625,000, including the assumptions of an existing first mortgage in the amount of $525,000 and $3,125,000 market value of the common stock of Vacation Ownership Marketing, Inc. The agreement was later cancelled by the parties due to the difficulty of obtaining financing for the project. The project is subject to an agreement of sale executed on December 12, 2001, with an unrelated third party. The agreement, which is subject to a financing contingency in the amount of $1,200,000 and certain other contingencies, including permitting, provides for the sale of this property for a purchase price of $2,000,000, payable in cash at closing. The Company cannot give any assurance that the buyer, listed on the sale agreement as G & F Corp., a Florida corporation, will be able to fulfill any of the terms of the agreement and purchase the property.

In 2000 the Company purchased land to build a sixty unit apartment building in a quality status neighborhood in Miami, Florida. This project, known as Conquistador Plaza, is under construction and is anticipated to be completed by July 1, 2002.

In 2000, the Company purchased a site permitted for a sixty unit apartment building on Bay Harbor Island near Miami Beach, Florida. The Company intended to construct a sixty unit apartment project on this site. On December 17, 2001, the Company entered into an agreement with an individual, Dennis Almendares, an independent third party, for the sale of the Residences at Bay Harbor project.

The agreed purchase price is $2,250,000, payable in cash at closing. The buyer has paid a deposit of $20,000, which is being held in escrow by the buyer's law firm. The agreement provides that the buyer will deposit an additional $188,000 as an escrow deposit with his law firm within 120 days of the effective date of the agreement. The buyer's obligation to purchase this property is subject, among other things, to an inspection period which ends February 28, 2002. In the event that the buyer determines that the property is unsuitable for the proposed development, the agreement can be terminated by the buyer and all deposits must then be returned to him. The closing of the property is also subject to the buyer's obtaining building permits for the property. There can be no assurance that the buyer and seller will be able to complete all of the terms of their purchase and sale agreement, nor that the sale of this property will occur.

Also in 2000, the Company purchased a multifamily housing site in Miami upon which the Company intends to build a seventy two unit apartment project. This project, called Barcelona Apartments, is in the planning and permitting stage, and will probably be sold prior to the commencement of construction..

In 2000, the Company closed on a twenty acre citrus grove in Vero Beach, Florida. The Company successfully rezoned the property to a single family development. It is anticipated that lots will be marketed to home buyers from northern states seeking to retire in Florida. In this project, known as Eagle Trace, the Company will sell bare lots, allowing the buyer to employ his own architect and contractor, or sell to building contractors who will sell home and lot packages to home buyers.

The Company has, as described in this Report, entered into agreements for the sale of its Granada Grand and Residences at Bay Harbor projects without constructing any buildings on these projects. The Company entered into the agreement in part because the Company has encountered continuing problems with performance bonds, the amount of cash required by banks to obtain bank construction loans, the requirements by banks that the Company's officers and directors personally guarantee construction loans, and time delays. The Company has found that it in general a project requires eighteen months to go through the process of obtaining architectural drawings and plans, permitting, and obtaining approval of plans by the applicable city and county. Accordingly, with the exception of the Company's Conquistador Plaza Apartments project, the Company intends to sell its existing projects pursuant to the two outstanding agreements of sale (as to the Granada Grand and Residences at Bay Harbor projects) or pursuant to other purchase and sale agreements into which it may enter in the future. As of the date of this Report, the only agreements of sale for the Company's real property are the Granada Grand and Residences at Bay Harbor agreements.

GOVERNMENT REGULATION

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

COMPETITION

The Company has not experienced difficulty in locating investment opportunities. Management believes that ownership of properties in which the Company invests is highly fragmented among individuals, partnerships, public and private corporations, and REITs. No single entity or person dominates the market for such properties. At any given time, a significant number of apartment properties are available for purchase in the various markets where the Company may seek additional acquisitions. Management believes that there is and will continue to be a strong demand for well-maintained, affordable housing in these markets and that the factors discussed above provide a market where a sufficient number of attractive investment opportunities will be available to allow the Company to continue to expand through acquisitions as well as through the development of new properties. However, since the success of any multifamily real estate investment is affected by factors outside of the Company's control, including general demand for home purchases, apartment living, interest rates, operating costs, and job growth, there can be no assurance that we will be successful in the Company's strategy to continue to expand through acquisitions and development. Further, the Company, as other companies it size, will in all probability continue to encounter substantial problems in obtaining contractors who, in turn, are able to obtain performance bonds for building contracts; obtaining bank financing for construction; and obtaining financing without personal guarantees of its officers and directors, all of which materially adversely affect its ability to carry on its business.

EMPLOYEES AND CONSULTANTS

As of the date of this filing, the Company employs a total of four (4) persons on a full time basis. Richard Astrom is the President and Chief Executive Officer of the Company, Christopher Astrom is the Secretary and Treasurer of the Company, and Braulio Gutierrez is employed as the President of Encore, a subsidiary of the Company, but is not paid for his services. The Company also employs an administrative assistant.

The Company periodically retains outside consultants such as attorneys, accountants, engineers, technicians and subcontractors to perform certain corporate administrative tasks as well as actual construction and development of real estate projects.

REAL ESTATE DEVELOPMENT INDUSTRY

Ownership of properties in the categories of which the Company invests is highly fragmented among individuals, partnerships, public and private corporations, and REITs. No single entity or person dominates the market for such properties. At any given time, a significant number of apartment properties as well as individual lots and tracts suitable for single family homes are available for purchase in the various markets where the Company may seek additional acquisitions. Industry risks include environmental hazards; changes in general or local economic conditions; changes in interest rates and the availability of permanent mortgage financing which may render the acquisition, sale, or refinancing of a property difficult or unattractive and which may make debt service burdensome; changes in real estate and zoning laws; changes in income taxes, real estate taxes, or federal or local economic or rent controls; floods, earthquakes, and other acts of nature; and other factors beyond the control of any firm involved in the real estate development industry. The illiquidity of real estate investments generally may impair an industry participant's ability to respond promptly to changing circumstances. See "Risk Factors," below.

CERTAIN RISK FACTORS

CERTAIN FACTORS ASSOCIATED WITH REAL ESTATE AND RELATED INVESTMENTS. The Company is subject to the risks associated with ownership, operation, and financing of real estate. These risks include, but are not limited to, liability for environmental hazards; changes in general or local economic conditions; changes in interest rates and the availability of construction and permanent mortgage financing which may render the acquisition, sale, or refinancing of a property difficult or unattractive and which may make debt service burdensome; changes in real estate and zoning laws; bonding requirements; permitting requirements, changes in income taxes, real estate taxes, or federal or local economic or rent controls; floods, earthquakes, and other acts of nature; and other factors beyond the company's control. The illiquidity of real estate investments generally may impair the Company's ability to respond promptly to changing circumstances.

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

LIMITED REVENUES; LIMITED RELEVANT OPERATING HISTORY; SIGNIFICANT AND CONTINUING OPERATING LOSSES; NEGATIVE CASH FLOW; ACCUMULATED DEFICIT. Since its inception, the Company has been engaged primarily in development of real estate, and has had limited revenues from sales of its properties. Accordingly, the Company has a limited relevant operating history upon which an evaluation of its prospects can be made. Such prospects must be considered in light of the risks, expenses and difficulties frequently encountered in the establishment of a relatively new business in the real estate development industry, which is a continually evolving industry characterized by an increasing number of market entrants and intense competition, as well as the risks, expenses and difficulties encountered in the real estate development and building construction business. The Company has incurred operating losses in each quarter since inception and on September 30, 2000, the Company had an accumulated deficit of approximately $1,435,158. There can be no assurance that the Company will be successful in generating revenues at a sufficient quantity or margin or that the Company will ever achieve profitable operations.

SIGNIFICANT CAPITAL REQUIREMENTS; NEED FOR ADDITIONAL CAPITAL. The Company's capital requirements have been and will continue to be significant. The Company has been dependent primarily on the private placement of equity securities and debt financings. The Company anticipates, based on its current proposed growth plans and assumptions relating to its growth and operations, that the proceeds from the existing private placements and borrowings and planned revenues will be sufficient to satisfy the Company's contemplated cash requirements for the next twelve months. In the event that the Company's plans change or its assumptions prove to be inaccurate (due to unanticipated expenses, delays, problems, or otherwise), the Company would be required to seek additional funding sooner than anticipated. Any such additional funding could be in the form of additional equity capital. The Company is currently pursuing potential funding opportunities. However, there can be no assurance that any of such opportunities will result in actual funding or that additional financing will be available to the Company when needed, on commercially reasonable terms, or at all. If the Company is unable to obtain additional financing if needed, it will likely be required to curtail its real estate development plans and may possibly cease its operations. Any additional equity financings may involve substantial dilution to the Company's then-existing shareholders.

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

LACK OF DIVIDEND HISTORY; NO DIVIDENDS. The Company has never paid cash dividends on its Common Stock and intends to utilize any earnings for growth of its business. Therefore, the Company does not intend to pay cash dividends for the foreseeable future. This lack of dividends and a dividend history may adversely affect the liquidity and value of the Company's Common Stock.

VOLATILITY OF MARKET PRICE; ISSUANCE OF SUBSTANTIAL NUMBER OF SHARES; AUTHORIZED SHARES; PROXY RULES. The Company's Common Stock has been traded on the OTC Bulletin Board since 1994. The Company believes that factors such as (but not limited to) the sale of common stock issued on conversion of the Company's debentures, announcements of developments related to the Company's business, fluctuations in the Company's quarterly or annual operating results, failure to meet expectations, general economic conditions, interest rate changes or money supply fluctuations and developments in the Company's relationships with clients and suppliers will cause the price of the Company's Common Stock to fluctuate substantially. In recent years the stock market has experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. Such fluctuations could adversely affect the market price of the Company's Common Stock.

As of September 30, 2001, the Company had issued and outstanding 1,095,300,351 shares of common stock. As of January 9, 2002, the Company had issued and outstanding 1,938,566,046 shares of common stock (of which only 1,500,000,000 shares were authorized) held by 559 shareholders of record. By comparison, the Company had only 44,161,866 shares of common stock issued and outstanding on September 30, 2001. In the year ended September 30, 2000, the Company issued 33,946,488 shares upon conversion of debentures, and it received approximately $1,752,676 from the sale of the debentures which were converted into common stock. The Company issued 1,051,138,485 shares of common stock upon conversion of debentures during the year ended September 30, 2000, and received, during the same period, $812,990 from the sale of the debentures that were converted into shares of common stock. The Company's assumption of the debentures issued by its former subsidiaries and the concomitant obligation of the Company to issue shares of its common stock to debenture holders has resulted in the issuance of significant numbers of shares of the Company's common stock to such debenture holders as they convert portions of the debentures into common stock of the Company at seventy percent of the prevailing common stock bid price. The common stock issued to them upon conversion is saleable, and is generally sold through the public markets immediately upon conversion. As a consequence of the number of shares of common stock being sold and the frequency with which such shares are sold, the price of the Company's common stock on the OTC Bulletin Board has declined very substantially, and may be anticipated to decline substantially in the future until such time as the full amount of the debentures is paid for and the debenture holders have fully exercised their conversion privilege, which exercise the Company believes is highly probable. The Company cannot now anticipate the number of shares into which the debentures will be converted, as that number depends on the market price of the Company's common stock prevailing from time-to-time as debentures are converted into common stock.

In November 2000 the Company increased its authorized shares from 40,000,000 no par shares to 250,000,000 shares having a par value of $.001 each. There was no shareholder vote, although the Company's professional advisors at that time advised that no shareholder vote was necessary. The Company has subsequently been advised by counsel that in counsel's opinion this action could not have been taken without a shareholder vote. Further, no proxy or information statement with respect to this matter was filed with the Securities and Exchange Commission, although, the Company does not believe that it had an obligation to comply with the proxy or information statement rules because no shareholder vote was taken. On January 22, 2001, the Company increased its authorized shares from 250,000,000 to 750,000,000. This increase was effected by resolution of the Board of Directors and by consent of a majority of shares, all in apparent conformity with Nevada law. However, no information statement on Schedule 14C was filed with the Securities and Exchange Commission. On January 7, 2001, the number of authorized shares was increased to 1,500,000,000. Although this increase appears to have been done in compliance with Nevada law, the Company did not file an information statement. The effect of any of these matters on the Company is not now known. However, the Company has been advised that the original purchasers of shares not authorized in conformity with Nevada law will in all probability have recission rights, and that the original purchasers of shares authorized and issued without compliance with Section 14 of the Securities Exchange Act of 1934 and the proxy rules promulgated under that Section may have recission rights. In addition, the Securities and Exchange Commission has the power to sanction the Company for any failure to meet the requirements of the Securities Exchange Act of 1934 and the Commission's rules. The effect of any of these matters on the Company is not now known.

On October 17, 2001, the Company's DC Power Products Acquisition Corp. subsidiary, sold its $1,000,000 principal amount convertible debenture to three accredited investors. See the discussion of this transaction under the caption "Recent Sales of Unregistered Securities" in Part III, Item 5, below.

On December 13, 2001, the Company entered into an Escrow Agreement with Sroya Holdings, LLC ("Sroya"), as escrow agent and Sea Lion Investors, LLC, Equity Planners, LLC, and Myrtle Holdings, LLC, the purpose of which was to amend and supplement the subscription agreement pursuant to which Acquisition Corp.'s Debentures were issued through those investors and subsequently assumed by the Company. Pursuant to the Escrow Agreement, the Company agreed to deposit 100,000,000 shares of its common stock (the "Escrow Shares") with Sroya to ensure the timely deliver of the Company common stock upon the exercise of the conversion privileges by the Debenture Holders under outstanding Debentures . Under the Escrow Agreement, Sroya, as escrow agent, does not have an interest in either the Debentures or the Escrow Shares and neither is Sroya considered a stockholder of the Company by virtue of holding the Escrow Shares. However, for purposes of determining the number of shares of the Company's common stock that are issued and outstanding, the Escrow Shares, when issued and delivered to Sroya, are considered issued and outstanding. The Escrow Shares will be deposited with Sroya pursuant to Regulation D, Rule 540(b)(iii) and Section 3(a)(9) of the Securities Act of 1933 as a result of the assumption by the Company of all of the obligations of its former subsidiaries under the Debentures, including the obligation to repay the principal and interest and the obligation to convert the Debentures on demand into shares of common stock. The issuance of the Escrow Shares to the Debenture Holders upon the exercise of the conversion privileges under the Debentures and any subsequent sale of the Escrow Shares could have a material adverse effect on the Company's common stock and cause its market price to decline substantially. The Company has not issued any Escrow shares to Sroya and will not do so until it can increase its authorized common stock. See the preceding paragraph.

The Company has authorized 1,500,000,000 shares of common stock, but has issued and outstanding 1,938,566,046 shares of common stock, substantially all of which shares have been issued as a consequence of the conversion of the debentures. The Company intends to implement substantial controls to ensure that the debenture conversion process will not in the future result in the issuance of shares beyond those authorized by the Company. The impact upon the Company of the issuance of shares in excess of its authorized capital is not now known, although the Company believes that the value of the excess shares is material, based upon the per-share value of the Company's common stock as traded on the OTC Bulletin Board in December 2001, the time that the excess shares were issued. The Company's ability to meet is conversion obligations under the debentures and its escrow deposit obligations under the escrow hereinafter described is dependent upon the Company's increasing its authorized shares, which cannot occur until the Company is able to file the definitive Information Statement on Schedule 14C. The Company filed a preliminary Information Statement on Schedule 14C on December 6, 2001. The Securities and Exchange Commission has made preliminary comments on that filing. Until the Company is able to clear the Staff's comments, it will be unable to file a definitive Information Statement on Schedule 14C nor, as a consequence, increase its authorized capital. See Part II, Item 6, "Management's Discussion and Analysis or Plan of Operation--Liquidity and Capital Resources."

OTC BULLETIN BOARD LISTING REQUIREMENTS. Under the new rules for continued listing on the Bulletin Board, OTC traded firms are required to become and remain fully reporting under Section 12 of the 1934 Securities and Exchange Act. Although the Company intends to complete all future required filings on a timely basis, there can be no assurance that its $.001 par value Common Stock (NRES) will not be de-listed from the Bulletin Board. If de-listed, the market will almost certainly reflect a depressive effect on the price of the Company's Common Stock.

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

THE COMPANY WILL NEED ADDITIONAL FUNDS. The Company will require substantial additional funding to further its real estate operations and business objectives. Although management believes that such funds will become available from sources including cash flow from business operations, bank loans, mortgage loans, sale of convertible debt or stock, there is no assurance that the Company will be able to obtain such funds in the amount necessary for its existing operations or to acquire new projects, or that the terms of funding will be acceptable to the Company. If the Company's capital is insufficient to conduct its business and if the Company is unable to obtain needed financing, it will be unable to pursue its business plan and may have to sell its existing properties.

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

ADDITIONAL DEBT, CONVERTIBLE DEBT, OR EQUITY FINANCING MAY AFFECT INVESTOR'S ABILITY TO SELL COMMON STOCK. The Company's Common Stock currently trades on the OTC Bulletin Board under the symbol NRES. Stocks trading on the OTC Bulletin Board generally attract a smaller number of market makers and a less active public market and may be subject to significant volatility. If the Company raises additional money from the sale of its Common Stock, the market price could drop and investor's ability to sell stock could be diminished. As more fully described under the caption "Risk Factors--Volatility of Market Price; Issuance of Substantial Number of Shares; Authorized Shares; Proxy Rules," as the Company has in the past financed its capital needs substantially through the sale of convertible debentures of subsidiaries, which convertible debentures (including the obligation to issue common stock upon conversion of the debentures) the Company has assumed upon the merger of subsidiaries into the Company, the number of shares which have been issued upon conversion of debentures constitutes substantially all of the issued and outstanding shares of the Company. The number of shares which may be issued in the future, assuming conversion of outstanding debentures, will probably be very substantial. The issuance of shares of common stock upon debenture conversions not only results in a substantial number of shares being available for resale in the public markets, but also the resale of those shares frequently results in a substantial decrease in the per-share market price.

The Company's ability to obtain additional equity financing is also dependent upon its ability to increase its authorized shares from time-to-time. Subsequent to September 30, 2001, the year for which this Report is filed, the Company filed a preliminary Information Statement on Schedule 14C with the Securities and Exchange Commission. The Commission has made some preliminary comments to the Company with respect to that filing. Until the Company amends its Information Statement in a manner acceptable to the Commission, the Company will not be able to increase its authorized shares of common stock and, as a consequence, the holders of the debentures will not fund amounts due for the payment of debentures issued by the Company. Further, even if the Company is able to increase its authorized shares, there can be no assurance that it will be able to obtain sufficient shareholder votes in the future for any such increase, which votes are required by Nevada law.

FORWARD-LOOKING STATEMENTS

A number of the matters and subject areas discussed in the foregoing "Risk Factors" section and elsewhere in this Form 10-KSB Report deal with potential future circumstances and developments. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from the Company's actual future experience involving any one or more of such matters and subject areas. The Company has attempted to identify, in context, certain of the factors that it currently believes may cause actual future experience and results to differ from the Company's current expectations regarding the relevant matter or subject area. The operation and results of the Company's real estate development business also may be subject to the effect of other risks and uncertainties in addition to the relevant qualifying factors identified elsewhere in the foregoing "Risk Factors" section, including, but not limited to, general economic conditions in the geographic areas and occupational market segments (such as, for example, construction, delivery, and real estate management services) that the Company is targeting for its apartment units, the ability to achieve adequate occupancy levels, access to sufficient debt or equity capital to meet the Company's operating and financing needs, the quality and price of similar or comparable housing offered or to be offered by the Company's competitors, future legislative or regulatory actions relating to real estate activities and real estate financing, other housing trends generally and other risks and uncertainties described from time to time in the Company's reports filed with the Commission.

ITEM 2. DESCRIPTION OF PROPERTY

The Company shares offices with Encore Builders, Inc. The Company pays no rent for its space. Encore Builders, Inc., a subsidiary of the Company's Vacation Ownership Marketing, Inc., affiliate, leases approximately 4000 square feet of combination warehouse and executive office space at 2921 NW 6th Avenue, Miami,

Florida 33127. The lease is a month to month lease. All corporate, administrative, accounting and operational functions are carried out from the corporate headquarters. The leased facility consists of approximately 4000 square feet of a combination office and warehouse; approximately six hundred square feet of office space is utilized by the Company and eight hundred square feet of office space and twenty six hundred feet of warehouse space is utilized by Encore Builders, Inc. in its operations. This leased space is 90% utilized for Company purposes and is adequate for the Company's current needs.

See the information, under the caption "Real Estate Properties Purchased for Development or Resale" in Item 1 for a description of the Company's property held for development.

ITEM 3. LEGAL PROCEEDINGS

Neither the Company nor its property is a party to, or he subject of, any pending legal proceeding other than routine litigation incidental to the Company's business.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the year ended September 30, 2001, to a vote of security holders.

                                     PART II

ITEM 5. MARKET FOR COMMON STOCK EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

The Company's common stock is traded on the OTC Electronic Bulletin Board.

The following table sets forth the quarterly high and low bid market prices of the Company's common stock for the fiscal years ended September 30, 2000 and September 30, 2001, as reported on the OTC Bulletin Board. Such quotes do not necessarily reflect actual transactions. In January 1999, the Company completed a reverse split of its $.001 par value Common Stock on a 1 for 10 basis, and in February 2001 the Company completed a 3-for-1 forward stock split. All references to shares of Common Stock in this report take into account both stock splits.

                                                       BID PRICES
                                              -------------------------
                                              HIGH                  LOW
                                              -----                 ---
Quarter Ended December 31, 1999               $.21                  $.105
Quarter Ended March 31, 2000                  $.32                  $.13
Quarter Ended June 30, 2000                   $.16                  $.04
Quarter Ended September 30, 2000              $.075                 $.03
Quarter Ended December 31, 2000               $.31                  $.009
Quarter Ended March 31, 2001                  $1.50                 $.0033
Quarter Ended June 30, 2001                   $.081                 $.0028
Quarter Ended September 30, 2001              $.029                 $.0019

These quotations reflect inter-dealer prices, without retail markup, markdown or commissions, and may not represent actual transactions.

The Company understands that sixteen member firms of the NASD are currently acting as market makers for the Company's common stock.

The Company has only one class of common stock which is publicly-traded. As of January 9, 2002, there were 559 shareholders of record for the Company's common stock and a total of 1,938,566,046 shares of common stock issued and outstanding. The shares outstanding exceed the Company's authorized capital of 1,500,000,000 shares. Certain of the shares of the Company's common stock and warrants are held in "street name" and may, therefore, be held by several beneficial owners.

The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

DIVIDENDS

The Company paid no dividends during the fiscal year ended September 30, 2001. On November 19, 2001, the Company declared a dividend of one-tenth share for each share of common stock to holders of record on November 19, 2001, and he dividend was scheduled to be paid, but was not paid, on January 10, 2002. The Company will pay such dividend as and when it is able to increase its authorized shares of common stock. See the discussion under the caption "Volatility of Market Price; Issuance of Substantial Number of Shares; Authorized Shares; Proxy Rules" and "Risk Factors," in Part I, Item 1 of this Report.

On June 13, 2001, the Company announced that it had begun to buy its common stock on the open market. The Company subsequently determined to use its available cash for other purposes and ceased purchasing its common stock.

The declaration and payment by the Company of dividends, if any, in the future rests within the discretion of its Board of Directors and will depend, among other things, upon the Company's earnings, its capital requirements and its financial condition, as well as other relevant factors. There is no current plan to pay dividends.

RECENT SALES OF UNREGISTERED SECURITIES

The following is a list of unregistered securities sold by the Company within the last three years, including the date sold, the title of the securities, the amount sold, the identity of the purchaser, and the price or other consideration paid for the securities.


                  NUMBER
DATE              OF SHARES         ISSUED TO                                   CONSIDERATION
----              ---------         ---------                                   -------------
10/01/1999        5,056,818         Debentureholders                            Debenture Conversions
to 12/31/2000
10/13/1999        227,272           Consultant                                  Consulting Services
11/30/2000        308,333           Consultant                                  Consulting Services
12/07/1999        250,000           Consultant                                  Consulting Services
02/10/2000        455,000           MRC Legal Services LLC                      MAS XV Acquisition Agreement*
02/10/2000        140,000           Brian A. Lebrecht                           MAS XV Acquisition Agreement*
02/10/2000        105,000           Vi Bui                                      MAS XV Acquisition Agreement*
02/10/2000        125,000           MAS Capital, Inc.                           MAS XV Acquisition Agreement*
02/10/2000        87,500            James Stubler                               MAS XV Acquisition Agreement*
02/10/2000        87,500            Portfolio Investment Strategies, Inc.       MAX XV Acquisition Agreement*
02/10/2000        260,000           M. Richard Cutler                           Consulting Agreement**
02/10/2000        80,000            Brian Lebrecht                              Consulting Agreement**
02/10/2000        60,000            Vi Bui                                      Consulting Agreement**
02/10/2000        50,000            James Stubler                               Consulting Agreement**
02/10/2000        50,000            Samuel Eisenberg                            Consulting Agreement**
04/01/2000        250,000           Braulio Gutierrez                           80% of Equity in Encore Services, Inc.
04/03/2000        6,000,000         Christopher Astrom                          $6,000,000 Option Price of Shares***
04/12/2000        29,136,510        HLKT Holdings, L.L.C.                       Assignment of $1,000,000 Debenture****
05/02/2000        250,000           Yeshiva Gedoluh of Midwood                  Charitable Donation

--------------------
* Pursuant to a Stock Exchange Agreement (the "Exchange Agreement") dated as of February 10, 2000, between MRC Legal Services Corporation, a California Corporation, which entity is the controlling shareholder of MAS Acquisition XV Corp. ("MAS XV"), an Indiana corporation, and the Company, in which approximately 96.8% (8,250,000 shares) of the outstanding shares of common stock of MAS Acquisition XV Corp. were exchanged with the shareholders of MAS XV for 1,000,000 shares of Common Stock of the Company. in a transaction in which the Company became the parent corporation of MAS XV.

** On February 10, 2000, the Company entered into a consulting agreement between the Company and the following individual professional persons who acted as consultants to the Company: M. Richard Cutler, Brian A. Lebrecht, Vi Bui, James Stubler and Samuel Eisenberg for services involving consultation, advice and counsel with respect to the negotiation and completion of the stock exchange between the Company and MAS XV. In addition to cash compensation, the agreement called for issuance of a total of 500,000 shares of the Company to be issued to the consultants together with an obligation for the Company to register such shares on Form S-8 at the Company's sole expense. This obligation was completed in February 2000.

*** On March 1, 1999, Christopher Astrom was granted options to acquire 6,000,000 shares of Common Stock at a price of $.001 per share. On April 3, 2000, Mr. Astrom exercised his option and acquired 6,000,000 shares (18,000000 shares on a February 2001 post-split basis) of the Company's $.001 par value Common Stock for payment of $6,000. These options were authorized and awarded to Mr. Christopher Astrom by a written consent in lieu of combined special meeting of Directors and Shareholders held on March 1, 1999. The options were granted to Christopher Astrom in consideration of his waiver of compensation during 1996 and 1997. On December 16, 2001, the Company and Mr. Astrom rescinded the exercise of the 6,000,000 share purchase option and the issuance of the 18,000,000 (post-split) shares to Mr. Astrom. Mr. Astrom has accordingly agreed to return all of such shares to the Company for cancellation.

**** On April 1, 2000, the Company acquired, in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933, eighty percent of the common stock of Encore Services, Inc., a Florida Corporation. With the consent of HLKT Holdings, L.L.C., Encore Services, Inc. assigned to the Company and the Company irrevocably and unconditionally assumed all the rights and obligations of Encore Services, Inc. under a $1,000,000 Convertible Debenture previously issued by Encore Services, Inc. to HLKT Holdings, L.L.C., a Colorado limited liability company, on March 15, 2000. Commencing April 12, 2000, and continuing through June 28, 2000, the total $1,000,000 face amount of the Debenture was presented to the Company's transfer agent for conversion in accordance with the terms of the Debenture to unrestricted $.001 par value Common Stock of the Company pursuant to the assignment and assumption agreement with Encore Services, Inc. A total of 28,856,464 shares of the Company's $.001 par value Common Stock were exchanged for the $1,000,000 Debenture, and an additional 140,023 shares of the Company's $.001 par value Common Stock were issued in payment of accrued interest on the Debenture. The debentures were convertible on the basis described below for debentures issued by 2217 Acquisition, Inc., and certain other former subsidiaries of the Company.


On October 10, 2000, 2217 Acquisition, Inc. ("2217 Acquisition") issued its 8% Series A $1,000,000 Senior Subordinated Convertible Redeemable Debenture due October 10, 2002 (the "2217 Acquisition Debenture"),together with underlying shares of 2217 Acquisition's common stock, par value $.001, into which the 2217 Acquisition Debenture is convertible from time-to-time. The 2217 Acquisition Debenture was issued to Sea Lion Investors LLC, Equity Planners LLC, and Myrtle Holdings, LLC, all of which represented to 2217 Acquisition they were accredited investors. The debentures were issued pursuant to Regulation D, Rule 504(b)(iii). The debentures permit the holders thereof to convert all or any amount over $5,000 of the principal face amount of the debentures into shares of common stock at a conversion price of 70% of the per-share price valued in accordance with the book value of the common stock or 70% of the lowest closing bid price as quoted on the OTC Bulletin Board, if the shares of 2217 Acquisition or its successors or assigns are quoted on the OTC Bulletin Board. Subsequent to the issuance of the 2217 Acquisition Debenture, 2217 Acquisition was merged into the Company and the Company assumed the obligation, and did issue to the debenture holders, the Company's debentures convertible into common stock of the Company. 2217 Acquisition and, subsequently, the Company, received an aggregate of approximately $795,000 from the purchase of the 2217 Acquisition Debenture.

In May 2001, Connecticut Acquisition Corp. No. 1 ("Connecticut Acquisition") issued $1,000,000 principal amount of its 8% Series A Senior Subordinated Convertible Redeemable Debentures ("Connecticut Acquisition Debenture"), together with underlying shares of Connecticut Acquisition's common stock, par value $.001, into which the Connecticut Acquisition Debenture is convertible from time-to-time. The Connecticut Acquisition Debenture was issued to Sea Lion Investors LLC, Equity Planners LLC, and Myrtle Holdings, LLC, all of which represented to Connecticut Acquisition they were accredited investors. The debentures were issued pursuant to Regulation D, Rule 504(b)(iii). The debentures permit the holders thereof to convert all or any amount over $5,000 of the principal face amount of the debentures into shares of common stock at a conversion price of 70% of the per-share price valued in accordance with the book value of the common stock or 70% of the lowest closing bid price as quoted on the OTC Bulletin Board, if the shares of Connecticut Acquisition or its successors or assigns are quoted on the OTC Bulletin Board. Subsequent to the issuance of the Connecticut Acquisition Debenture, Connecticut Acquisition was merged into the Company and the Company assumed the obligation, and did issue to the debenture holders, the Company's debentures convertible into common stock of the Company. Connecticut Acquisition and, subsequently, the Company, received an aggregate of approximately $825,000 from the purchase of the Connecticut Acquisition Debenture.

On or about October 17, 2001, DC Power Products Acquisition Corp ("DC Power") issued its 8% Senior Subordinated Convertible Redeemable Debentures ("DC Power Debenture") in the aggregate principal amount of $1,000,000 to Sea Lion Investors LLC, Equity Planners LLC, and Myrtle Holdings LLC. The DC Power Debenture was issued pursuant to Regulation D, Rule 504(b)(iii). The DC Power Debenture permits the holders thereof to convert all or any amount over $5,000 of the principal face amount of the debentures into shares of common stock at a conversion price of 70% of the per-share price valued in accordance with the book value of the common stock or 70% of the lowest closing bid price as quoted on the OTC Bulletin Board, if the shares of DC Power or its successors or assigns are quoted on the OTC Bulletin Board. Subsequent to the issuance of the DC Power Debenture, on November 1, 2001, DC Power was merged into the Company and the Company assumed the obligation to issue, and did issue to the debenture holders, the Company's debentures convertible into common stock of the Company. DC Power and, subsequently, the Company, have received an aggregate of approximately $208,345 from the purchase of the DC Power Acquisition Debenture, of which approximately $661,655 remains unpaid by the debenture holders.

On December 13, 2001, the Company entered into an escrow agreement (the "Escrow Agreement") with Sroya Holdings LLC, as escrow agent ("Sroya") and Sea Lion Investors LLC, Equity Planners LLC, and Myrtle Holdings LLC, the purpose of which was to amend and supplement the October 30, 2001, agreement among Senior Lifestyle Communities, Inc., and the debenture holders. Pursuant to the Escrow, the Company deposited 100,000,000 shares of its common stock ("Escrow Shares") with Sroya to ensure the timely delivery of the Company's common stock upon the exercise of the conversion privileges by the debenture holders under the debentures issued on October 17, 2001. Under the Escrow Agreement, Sroya, as escrow agent, does not have an interest in either the debentures or the Escrow Shares and neither is Sroya considered a shareholder of the Company by virtue of holding the Escrow Shares. However, for purposes of determining the number of shares of the Company's common stock are issued and outstanding, the Escrow Shares are considered issued and outstanding. The Escrow Shares were deposited with Sroya pursuant to Regulation D, Rule 504(b)(iii) and Section 3(a)(9) of the Securities Act of 1933 as a result of the assumption by the Company of all of the obligations under Senior Lifestyle Communities under the debentures, including the obligation to repay the principal and interest and the conversion privileges. The issuance of the Escrow Shares to the debenture holders upon the exercise of the conversion privileges under the debentures and any subsequent sale of the Escrow Shares could have a materially adverse affect on the Company's common stock and cause its market price to decline substantially.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This Report, including the following discussion, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include the plans and objectives of management for future operations, including plans and objectives relating to the possible further capitalization and potential acquisitions of or mergers with operating companies. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-KSB/A will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

The following is a discussion of the consolidated financial condition and results of operations of the Company for the fiscal years ended September 30, 2001, and September 30, 2000, which should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included elsewhere in this Report.

THE MANAGEMENT'S DISCUSSION AND ANALYSIS PRESENTED BELOW REFLECTS CERTAIN RESTATEMENTS TO OUR PREVIOUSLY REPORTED RESULTS OF OPERATIONS FOR THESE PERIODS.

RESULTS OF OPERATIONS

The Company had gross sales of $76,764 in the year ended September 30, 2001, compared to gross sales of $62,500 in the year ended September 30, 2000. The Company's lack of substantial operating revenues is attributable in large part to its change of business from the purchase and sale of residential properties in fiscal 1999 to the development in 2000 and 2001 of residential projects, the sales of which cannot occur until development is completed, individual units are completed and sold, or the sale of a development project prior to completion. The Company's total expenses were substantially the same in fiscal 2001 as in fiscal 2000, decreasing to $678,395 in fiscal 2001 from $706,752 in fiscal 2000. The Company had a net loss before other income and expenses of $644,252 in the year ended September 30, 2000, compared to a net loss of $601,631 in fiscal 2001, while operating revenues and total operating expenses remained substantially unchanged. The Company's net loss decreased from $908,803 in the year ended September 30, 2000, to $583,644 in the year ended September 30, 2001, as the Company expended $318,700 in acquisition costs in fiscal 2000 but had no such expense in fiscal 2001.

The Company's ability to operate at a profit is dependent upon the successful completion of its existing projects, the sale of those projects before or upon completion, the sale of individual units within the projects, and the initiation of new real estate or other projects. The Company has invested substantial funds in its existing projects, but was not been able to realize material profits from any of these projects in the year ended September 30, 2001. See "Liquidity and Capital Resources," below.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents decreased from $137,990 at September 30, 2000, to $80,704 at September 30, 2001. The Company's real estate holdings increased from $3,321,090 at September 30, 2000, to $8,738,514, as the Company acquired real property for development or sale. The Company's total assets increased from $3,888,820 at September 30, 2000, to $9,449,550 at September 30, 2001, substantially as a consequence of the Company's increase in real estate holdings. The Company had total liabilities of $5,764,456 at September 30, 2001, compared to total liabilities of $1,672,237 at September 30, 2000, as the Company incurred substantial mortgage debt to acquire property. Total stockholders' equity increased from $2,216,583 at September 30, 2000, to $3,685,094 at September 30, 2001, substantially due to an increase in paid-in capital from financings. The Company had an accumulated deficit of $1,435,158 at September 30, 2000, compared to an accumulative deficit of $2,018,802 at September 30, 2001, as a consequence of the Company's continuing operating losses.

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

In the year ended September 30, 2000, the Company realized cash flow of $812,990 from the sale of debentures, and $2,052,155, from the sale of debentures in the year ended September 30, 2001. For those same periods, the Company realized net proceeds of $4,071,514 (in fiscal 2001) and $950,233 (in fiscal 2000).

The Company continued to operate at a loss in the year ended September 30, 2001. The Company was able to continue its operations in fiscal 2001 through the proceeds of the sale of the securities of its subsidiaries, and through the proceeds of notes and mortgages payable. The Company's ability to meet its continuing operating expenses depends, in substantial part, upon its ability to continue to raise capital through the sale of debt or equity by the Company or its subsidiaries, and through construction and permanent mortgage financing; through the completion and sale, or sale prior to completion, of the Company's real estate projects; and to raise capital for operating expenses through the sale of land purchased, but not developed, by the Company. In the event that the Company were forced to sell certain of its projects prior to completion or, with respect to undeveloped property, prior to the time at which the Company could benefit from any increase in the value of those properties, such should increase occur, the Company's profit, if any, from its real estate activities could be materially adversely affected. There can be no assurance that the Company will be able to raise additional capital on a debt or equity basis, or obtain mortgage financing, to complete any of its projects under development, or to sell any completed development projects (should they be completed) or land purchased for resale or development at a profit. Further, there is no assurance that the Company will be able to complete the sale of the Granada Grand and Residences at Bay Harbor projects under contracts of sale outstanding on the date of this Report.

ITEM 7. FINANCIAL STATEMENTS

Reference is made to the Consolidated Financial Statements, the notes thereto, and Independent Accountants' Report thereon commencing at page F-1 of this Report, which Consolidated Financial Statements, notes and Report are included herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has previously reported information with respect to its change of accountants on Reports on Form 8-K filed July 23, 2001, as amended on Form 8-K/A filed August 9, 2001; and on August 10, 2001.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth: (1) names and ages of all persons who presently are Directors of the Company; (2) all positions and offices with the Company held by each such person; (3) the term or office of each person named as a Director; and (4) any period during which he or she has served as such:

NAME                    AGE      POSITIONS WITH THE COMPANY
-----                   ---      ---------------------------
Richard Astrom          54       Director, CEO and President Since 1994
Christopher Astrom      30       Director, VP, Secretary, Treasurer Since 1994
Braulio Gutierrez       48       Director Since April 2000

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

Richard Astrom currently serves as President, Chief Executive Officer and Chairman of the Board of Directors of the Company. He has extensive experience in the first-time home buyer's market. Throughout his career in real estate, he has devoted himself to the needs of people seeking to own a piece of the American dream. Mr. Astrom is a graduate of the University of Miami with a Bachelor's degree in Business Administration and a major in Finance. As a certified real estate broker, he has been active as a salesperson, developer, and real estate investor since 1969. For more than 25 years, he has specialized in rehabilitating the existing housing stock of Miami, one of America's largest and fastest growing cities. He gained invaluable experience outside of the Miami area in the roll of vice president and sales manager of a 200 home retirement community in Ocala, Florida, selling land and home packages. He was the primary developer of the land, recreation facilities, and housing stock. He also sold commercial properties and land in the same area, including 40 to 100 acres parcels for horse farms. He has directed the Company through a December 1994 merger with a publicly owned and traded company. Richard Astrom has been President of the Company since 1993. Mr. Astrom is an officer and director of Vacation Ownership Marketing, Inc., and Genesis Capital Corporation, both of which are publicly-traded companies.

Christopher Astrom currently serves as Vice President, Secretary, Treasurer and Director of the Company. Christopher manages all corporate acquisitions. He has experience in the analysis of market areas and their resale ability. In addition, he has developed management systems to control costs of acquisition and rehab thereby helping to ensure our profitability. He received his Bachelor of Arts in Business Administration from the School of Business at the University of Florida. Christopher Astrom has been employed by the Company since 1995. Mr. Astrom is an officer, director and principal shareholder of Vacation Ownership Marketing, Inc., and Genesis Capital Corporation, both of which are publicly-traded companies.

Braulio Gutierrez currently serves as a Director of the Company and President of Encore Services, Inc., a subsidiary of the Company. Mr. Braulio has twenty two years of supervisory and construction management experience in the Miami, Florida area and has been a 18 Florida Certified Construction Contractor since 1980. Mr. Braulio has been the qualifying agent and President of Encore Services, Inc., a custom home and residential apartment builder since 1988. Encore Services, Inc. was acquired as an eighty percent owned subsidiary of the Company on April 1, 2000. Mr. Gutierrez was appointed as a Director of the Company on April 1, 2000. Mr. Gutierrez is President of Vacation Ownership Marketing, Inc.

Richard Astrom and Christopher Astrom, both of whom are officers and Directors of the Company, are father and son.

No event listed in Subparagraphs (1) through (4) of Subparagraph (d) of Item 401 of Regulation S-B, has occurred with respect to any present executive officer or Director of the Company during the past five years, which event is material to an evaluation of the ability or integrity of such Director or officer.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Based solely upon our review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16(a)-3(e) during its most recent fiscal year, none of the officers and directors of the Company filed Forms 3 on a timely basis. Each officer and director of the Company filed Form 3 on January 7, 2002. Christopher Astrom reported the acquisition of 1,000,000 shares of Series A Common Stock in a report on Form 4 filed January 15, 2002, although such shares were acquired in June 2001. However, the Company does not believe that the shares delivered to Mr. Astrom were duly authorized, and accordingly does not believe that he had an obligation to file Form 4 with respect to their receipt by him.

ITEM 10. EXECUTIVE COMPENSATION

The following table and notes present for the Company's Chief Executive Officer for each of the three fiscal years ended September 30, 2001. No executive officer of the Company or any subsidiary received an annual salary and bonus in excess of $100,000 in any of those fiscal years.

No employee of the Company other than Richard Astrom, its CEO, earned in excess of $100,000 during the fiscal years ended September 30, 1999 and September 30, 2000.

                           SUMMARY COMPENSATION TABLE

NAME AND POSITION                   YEAR       SALARY   BONUS     OTHER
-----------------                   ----       ------   ------    -----
Richard Astrom,                     2001       -0-         -0-    $31,147(1)
CEO and President                   2000       $50,000     -0-    -0-
                                    1999       $60,000     -0-    -0-
-------------
(1) Consists of the book value of tangible personal property assigned to Mr. Astrom as compensation for services.

No director receives any additional compensation for his services as a director. The Company has no option, profit sharing or pension plan currently in effect, nor any termination of employment or change-in-control arrangement with any employee.

The Company does not have a compensation committee. Compensation is determined by the Board of Directors acting as a whole on the basis of the value of an employee or contracted service to the Company. In addition, compensation by other companies of like size for comparable services and other factors specific to each determination of compensation are taken into consideration.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below sets forth information with respect to the beneficial ownership of the Company's common stock by (i) each person who is known to the Company to be the beneficial owner of more than five percent (5%) of the Company's common stock, (ii) all directors and nominees, (iii) each executive officer, and (iv) all directors and officers as a group.

Unless otherwise indicated, the Company believes that the beneficial owner has sole voting and investment power over such shares. The Company does not believe that any shareholders act as a "group," as that term is defined in Section 13(d) of the Securities Exchange Act of 1934, as amended. As of January 9, 2002, the Company had 1,938,566,046 shares of common stock issued and outstanding.

NAME AND ADDRESS OF             NUMBER OF SHARES           PERCENTAGE OF
COMMON STOCK                    OF COMMON STOCK            COMMON STOCK
BENEFICIAL OWNER                BENEFICIALLY OWNED         OWNERSHIP
--------------------            ------------------         ---------------

Richard Astrom (3)(5)           763,050                             (2)
11415 NW 123 Lane
Reddick, FL 32686

Christopher Astrom (3)(4)(5)     30,000(1)                          (2)
11415 NW 123 Lane
Reddick, FL 32686

Braulio Gutierrez(5)            750,000                             (2)
2921 N.W. 6th Avenue
Miami, FL 33127

All Officers and Directors    1,543,050                             (2)
As a Group (3 persons)

---------------
(1) Does not include 6,000,000 shares issued to Mr. Astrom issued on conversion of options in May 2001, which shares were rescinded by Mr. Astrom and the Company.
(2)  Less than one percent (1%).
(3) Richard Astrom is the father of Christopher Astrom. Pursuant to Rule 13d-4, Richard and Christopher Astrom have advised the Company that each disclaims beneficial ownership of the other's common stock. However, they may together be deemed members of a group in accordance with Rule 13d-5 and instruction 7 to Item 403 of Regulation S-B.
(4) Does not include 1,000,000 shares designated Class A Common Stock or the number of shares equivalent to the designated voting rights of Class A Common Stock. The Company has determined that such class of shares was not duly authorized or issued. See Item 12, below.
(5) Richard Astrom and Christopher Astrom are officers and directors of the Company. Mr. Gutierrez is a director.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

On March 1, 1999, Christopher Astrom was granted options to acquire 6,000,000 shares of Common Stock at a price of $.001 per share. On April 3, 2000, Mr. Astrom exercised his option and acquired 6,000,000 shares (18,000,000 shares on post-split basis) of the Company's $.001 par value Common Stock for payment of $6,000. These options were authorized and awarded to Mr. Christopher Astrom by a written consent 21 in lieu of combined special meeting of Directors and Shareholders held on March 1, 1999. The options were granted to Christopher Astrom in consideration for waiver of compensation during 1996 and 1997. In December 2001 Mr. Astrom and the Company rescinded these shares and he has agreed to return them to the Company.

On June 17, 1999, by a written consent in lieu of combined special meeting of Directors and Shareholders, a new class of Common Stock, "Class A Common Stock" was authorized on June 17, 1999. On that same date, 1,000,000 shares were issued to Mr. Christopher Astrom. However, the Company did not amend its articles of incorporation to reflect that authorization. Accordingly, the Company does not believe such shares were validly authorized or issued, nor that they are outstanding. Each share of Class A Common Stock, if duly authorized, would entitle Mr. Astrom to the equivalent of 20 common share votes in any matter to be voted on by the shareholders of the Company.

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

The President of the Company, Richard Astrom owed the Company $302,000 pursuant to a note which matured September 20, 2000. Pursuant to an agreement dated September 29, 2000, entitled "Prepaid Management Agreement," the previous $302,000 note was cancelled and a new arrangement for the repayment of the $302,000 note was created. (See Note 8 to the Financial Statements.)

The Company has entered into construction contracts totaling $10,934,000 with Encore Builders, Inc., a corporation wholly owned by Braulio Gutierrez, a Director of the Company. Mr. Gutierrez is also a minority shareholder of Encore Services, Inc. Encore Services, Inc. is a subsidiary of the Company, in which the Company owns 80% equity and Mr. Gutierrez owns 20% equity.

The Company shares offices with Encore Builders, Inc., a subsidiary of the Company's Vacation Ownership Marketing, Inc., affiliate. The Company pays no rent for its space. Encore Builders, Inc. leases approximately 4000 square feet of combination warehouse and executive office space at 2921 NW 6th Avenue, Miami, Florida 33127. Approximately six hundred square feet of office space are utilized by the Company.

As of September 30, 2001, the Company had loaned $261,167 to its president, Richard Astrom. In December 2001, the Company's Board of Directors, of which Richard and Christopher Astrom constitute two of the three directors, agreed to accept 5,230,000 shares of the common stock of Genesis Capital Corporation, an affiliate of the Company, owned by Christopher Astrom in payment of the indebtedness of Richard and Christopher Astrom to the Company then aggregating $523,000. Christopher Astrom agreed to provide additional shares of Genesis Capital Corporation to the Company in the event the Company was unable to realize the $523,000 from the sale of the Genesis Capital Corporation stock.

In the fiscal year ended September 30, 2001, Richard Astrom received three automobiles then owned by the Company having a book value of $31,147 in lieu of salary payable to him by the Company.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

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

                                        NATIONAL RESIDENTIAL PROPERTIES, INC.

Dated: January 24, 2002                 By:       /s/ RICHARD ASTROM
                                            -----------------------------------
                                                 Richard Astrom, President

Pursuant to the requirements of the Securities Act of 1934, this Annual Report has been signed below by the following persons in their respective capacities with the Registrant and on the dates indicated.

         SIGNATURE                   TITLE                   DATE
         ---------                   -----                   ----

 /s/ RICHARD ASTROM         President, Chief Executive       January 24, 2002
----------------------      Officer and Director
Richard Astrom

/s/ CHRISTOPHER ASTROM      Vice President, Secretary        January 24, 2002
----------------------      and Director
Christopher Astrom

                      NATIONAL RESIDENTIAL PROPERTIES, INC.
                                AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                 PAGE(S)
                                                                 -------

Independent Auditors' Report ..................................... F-2

Consolidated Financial Statements:

         Balance Sheets as of  September  30, 2001 and 2000 ...... F-4

         Statements of Operations for the Years
         Ended September 30, 2001 and 2000 ....................... F-6

         Statements of Changes in Stockholders' Equity
         For the Years Ended September 30, 2001 and 2000 ......... F-7

         Statements of Cash Flows for the Years Ended
         September  30, 2001 and 2000 ............................ F-8

         Notes to Consolidated Financial Statements .............. F-10

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders of
National Residential Properties, Inc. and Subsidiaries
Miami, Florida

We have audited the accompanying consolidated balance sheet of National Residential Properties, Inc. and Subsidiaries (the "Company") as of September 30, 2001 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying consolidated financial statements for September 30, 2001 have been prepared assuming the Company will continue as a going concern. As discussed in Note 13 to the consolidated financial statements, the Company has raised certain issues that lead to substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also discussed in Note 13. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Residential Properties, Inc. and Subsidiaries as of September 30, 2001, and the consolidated results of its statements of operations, changes in stockholders' equity, and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The consolidated balance sheet of National Residential Properties, Inc. and Subsidiaries as of September 30, 2000, and the related consolidated statements of operations, changes stockholders' equity and cash flows for the year then ended were audited by Baum and Company, P.A. Baum and Company, P.A. issued an unqualified opinion on those consolidated financial statements dated December 18, 2001 as restated by them.

/s/ BAGELL, JOSEPHS & COMPANY, L.L.C.
---------------------------------------
BAGELL, JOSEPHS & COMPANY, L.L.C.
Gibbsboro, New Jersey

January 14, 2002

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 2001 AND 2000

                                     ASSETS

                                                           2001            2000
                                                        ----------      ----------
Cash and cash equivalents ........................      $   80,764      $  137,990
Inventory - Real Estate Holdings .................       8,738,514       3,321,090
Other assets .....................................          30,844          25,287
Fixed assets, net of depreciation ................          11,803          45,395
Prepaid management fee ...........................         262,258         302,000
Loan receivable - Officers .......................         261,167            --
Mortgage receivable - and other ..................          58,107          55,344
Deposits .........................................           5,375            --
Goodwill .........................................            --             1,219
Organizational costs, net ........................             718             495
                                                        ----------      ----------
TOTAL ASSETS .....................................      $9,449,550      $3,888,820
                                                        ==========      ==========













                 The accompanying notes are an integral part of
                     the consolidated financial statements.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                           SEPTEMBER 30, 2001 AND 2000


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                          2001           2000
                                                                      -----------    -----------


LIABILITIES
  Accounts payable and accrued expenses ...........................   $    92,709    $    72,004
  Notes and mortgages payable .....................................     5,671,747      1,600,233
                                                                      -----------    -----------
          TOTAL LIABILITIES .......................................     5,764,456      1,672,237
                                                                      -----------    -----------

STOCKHOLDERS' EQUITY
  Common Stock, $.001 Par Value; authorized 1,500,000,000 and
    100,000,000 shares on September 30, 2001 and 2000 respectively, issued and outstanding 1,095,300,351 and 44,161,866 shares on
    September 30, 2001 and 2000, respectively .....................     1,095,299         44,161
  Common Stock Class A Voting, $.001 Par Value; authorized
    2,000,000 shares on September 30, 2001 and 2000, respectively, issued and outstanding 1,000,000 shares on
    September 30, 2001 and 2000, respectively .....................         1,000          1,000
  Additional paid-in capital ......................................     4,607,597      3,606,580
  Deficit .........................................................    (2,018,802)    (1,435,158)
                                                                      -----------    -----------
      TOTAL STOCKHOLDERS' EQUITY ..................................     3,685,094      2,216,583
                                                                      -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ........................   $ 9,449,550    $ 3,888,820
                                                                      ===========    ===========







                 The accompanying notes are an integral part of
                     the consolidated financial statements.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000


                                                          2001                2000
                                                    -------------       -------------
OPERATING REVENUES ...........................      $      76,764       $      62,500
                                                    -------------       -------------
OPERATING EXPENSES

   Management Fees ...........................            152,098
   Professional Fees and Compensation Expenses            290,586
   Advertsing ................................             35,641
   Travel and Automobile Expense .............             24,006
   Telephone and Utilities ...................             13,834
   Real Estate Taxes and Property Maintenance              16,441
   Office and Administrative Expenses ........             96,609
   Miscellaneous .............................             43,170
   Depreciation ..............................              2,660
                                                    -------------       -------------
          TOTAL OPERATING EXPENSES ...........            675,045
                                                    -------------       -------------
LOSS BEFORE OTHER INCOME (EXPENSES) ..........           (598,281)

OTHER INCOME (EXPENSES)
   Interest Income ...........................             17,987              45,121
   Interest Expense ..........................               --               (19,927)
                                                    -------------       -------------
          TOTAL OTHER INCOME (EXPENSES) ......             17,987              25,194

NET LOSS BEFORE PROVISION
  FOR INCOME TAXES ...........................                  0            (570,762)
   Provision for Income Taxes ................                  0              29,005
                                                    -------------       -------------
NET LOSS APPLICABLE TO COMMON SHARES .........      $    (580,294)      $    (541,757)
                                                    =============       =============
NET LOSS PER BASIC AND DILUTED SHARES ........                  0       $      0.0265
                                                    =============       =============
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING ..................        537,373,506          28,951,990
                                                    =============       =============


                 The accompanying notes are an integral part of
                     the consolidated financial statements

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                           SEPTEMBER 30, 2001 AND 2000

                                                                                                   CLASS A
                                                             COMMON STOCK                        COMMON STOCK
                                                     -------------------------------   -------------------------------
                                                         SHARES           AMOUNT           SHARES            AMOUNT
                                                     --------------   --------------   --------------   --------------

September 30, 1999 ...............................        7,654,773   $        7,655        1,000,000   $        1,000

Shares issued for services rendered ..............          785,605              785             --               --

Shares issued for acquisition of companies .......        1,750,000            1,750             --               --

Shares contributed to charity ....................           25,000               25             --               --

Additional shares issued from debenture conversion       33,946,488           33,946             --               --

Net loss .........................................             --               --               --               --
                                                     --------------   --------------   --------------   --------------

September 30, 2000 ...............................       44,161,866           44,161        1,000,000            1,000

Shares issued from debenture conversion ..........    1,051,138,485        1,051,138             --               --

Net loss .........................................             --               --               --               --
                                                     --------------   --------------   --------------   --------------

                                                      1,095,300,351   $    1,095,299        1,000,000   $        1,000
                                                     ==============   ==============   ==============   ==============




                                                       ADDITIONAL
                                                        PAID-IN         ACCUMULATED
                                                         CAPITAL           DEFICIT           TOTALS
                                                     --------------    --------------    --------------

September 30, 1999 ...............................   $    1,434,490    $     (526,355)   $      916,790

Shares issued for services rendered ..............          133,385              --             134,170

Shares issued for acquisition of companies .......          318,750              --             320,500

Shares contributed to charity ....................            1,225              --               1,250

Additional shares issued from debenture conversion        1,718,730              --           1,752,676

Net loss .........................................               --          (908,803)         (908,803)
                                                     --------------    --------------    --------------

September 30, 2000 ...............................        3,606,580        (1,435,158)        2,216,583

Shares issued from debenture conversion ..........        1,001,017              --           2,052,155

Net loss .........................................             --            (583,644)         (583,644)
                                                     --------------    --------------    --------------

                                                     $    4,607,597    $   (2,018,802)   $    3,685,094
                                                     ==============    ==============    ==============




    The accompanying notes are an integral part of the financial statements.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000




                                                                         2001           2000
                                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss .....................................................   $  (583,644)   $  (908,803)
                                                                    -----------    -----------
   Adjustments to reconcile net loss to net cash
     used in operating activities

     Depreciation ...............................................         3,656         20,171
     Common stock issued for services and contributions .........          --          135,420
     Write down of acquisitions .................................          --          318,750
     Distribution of property and equipment .....................        31,147           --

   CHANGES IN ASSETS AND LIABILITIES
     (Increase) in inventory - real estate holdings .............    (5,417,424)    (2,011,490)
     Decrease in prepaid expenses and other assets ..............        28,595          3,873
     Increase (Decrease) in accounts payable and accrued expenses        20,705        (34,359)
                                                                    -----------    -----------
      Total adjustments .........................................    (5,333,321)    (1,567,635)
                                                                    -----------    -----------
          NET CASH USED IN OPERATING ACTIVITIES .................    (5,916,965)    (2,476,438)
                                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     (Acquisition) Disposal of fixed assets .....................          --          (15,847)
     Goodwill generated from acquisition ........................          --           (1,219)
     Loans to officers ..........................................      (261,167)          --
     (Increase) in mortgage and notes receivable ................        (2,763)       (42,986)
                                                                    -----------    -----------
          NET CASH USED IN INVESTING ACTIVITIES .................      (263,930)       (60,052)
                                                                    -----------    -----------


    The accompanying notes are an integral part of the financial statements.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES

                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000




                                                                     2001           2000
                                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from debentures ................................     2,052,155        812,990
     Net proceeds from issuance of notes and mortgages payable     4,071,514        950,233
     Decrease in subscription receivable .....................          --          500,000
                                                                 -----------    -----------
          NET CASH PROVIDED BY FINANCING ACTIVITIES ..........     6,123,669      2,263,223
                                                                 -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS ....................       (57,226)      (273,267)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR ................       137,990        411,257
                                                                 -----------    -----------
CASH AND CASH EQUIVALENTS - END OF YEAR ......................   $    80,764    $   137,990
                                                                 ===========    ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

CASH PAID DURING THE YEAR FOR:
     Interest expense ........................................   $      --      $   104,135
                                                                 ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH
   FINANCING ACTIVITIES:
     Issuance of common stock for:
        Acquisitions .........................................   $      --      $   320,500
                                                                 ===========    ===========
        Services .............................................   $      --      $   134,170
                                                                 ===========    ===========
        Contributions ........................................   $      --      $     1,250
                                                                 ===========    ===========
        Debt conversions .....................................   $ 2,052,155    $ 1,752,676
                                                                 ===========    ===========
     Distribution of property and equipment as compensation ..   $    31,147    $      --
                                                                 ===========    ===========


    The accompanying notes are an integral part of the financial statements.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

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

         The Company's business is residential real estate development and building construction services. From 1993 to 1999 the Company's business concentrated in investing in and revitalizing single family homes in established older residential neighborhoods in urban areas. The Company buys either single unit vacant properties and builds single family homes or it buys abandoned homes and completes all renovations to the home followed by a sale of the home. During 1999, while retaining its efforts in the renovation of urban single family homes as one aspect of the business, the Company entered a second phase of business, the development, construction and ownership of multi-family housing projects.

         Beginning in the fiscal year ending September 30, 1999, the Company initiated a program of acquisition of properties suitable for development as multi-family housing or multiple unit single family development tracts. Since 1999, the Company has purchased eleven tracts with the intention of building from 60 to 72 apartment units on each tract and one twenty acre citrus grove for single family home development. In April 2000, the Company acquired Encore Services, Inc., a bonded general construction contractor.

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

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES

                           SEPTEMBER 30, 2001 AND 2000

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

         Pursuant to the Land Development Agreement, Connecticut Acquisition Corp. No. 1 advanced funds to the Kahn entities earmarked for a specific option and specific set of itemized expenses related to a specific property and for each option in question to serve collateral for the funds advanced by Connecticut Acquisition Corp. No.1. While the Land Development Agreement contemplates that the advance will be repaid when the parties obtain financing to acquire and develop that particular parcel of land, nevertheless, the obligation to repay the advance came due in August, 2001, and, that option, and all attendant rights thereto, reverted to, and became the property of, Connecticut Acquisition Corp. No. 1.

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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES

                           SEPTEMBER 30, 2001 AND 2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (CONTINUED)

         USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         REVENUE AND COST RECOGNITION

         Sales of real estate are generally recognized under the full accrual method. Under that method, gain is not recognized until the collectibility of the sales price is reasonably assured and the earnings process is virtually complete. When a sale does not meet the requirements for income recognition a gain is deferred until those requirements are met.

         Acquisition and other direct costs, interest, and other indirect costs related to acquisition and development of lots are capitalized. Capitalized costs are allocated based on the relative sales value of each lot. The capitalized costs are charged to earnings when the relative revenue is recognized.

         CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents.

         The Company maintains cash and cash equivalent balances at several financial institutions which are insured by the Federal Deposit Insurance Corporation up to $100,000.

         FIXED ASSETS

         Equipment is stated at cost. Depreciation is computed primarily using the straight-line method over the estimated useful life of the assets.

         Office Equipment                                      3 to 5 Years

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES

                           SEPTEMBER 30, 2001 AND 2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (CONTINUED)

         RECLASSIFICATIONS

         Certain amounts for the year ended September 30, 2000, have been reclassified to conform with the presentation of the September 30, 2001 amounts. The reclassifications have no effect on net income for the year ended September 30, 2000.

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

         ADVERTISING

         Costs of advertising are expensed as incurred. Advertising costs were $35,641 and $27,881 for the years ended September 30, 2001 and 2000, respectively.

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

                           SEPTEMBER 30, 2001 AND 2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         EARNINGS (LOSS) PER SHARE OF COMMON STOCK (CONTINUED)

         The following is a reconciliation of the computation for basic and diluted EPS:


                                                         SEPTEMBER 30,         SEPTEMBER 30,
                                                             2001                2000
                                                         -------------       -------------
         Net Loss .................................      $    (583,644)      $    (908,803)
                                                                             -------------

         Weighted-average common shares
             outstanding (Basic) ..................        537,373,506          18,306,334

         Weighted-average common stock equivalents:

                 Stock options ....................               --                  --
                 Warrants .........................               --                  --

         Weighted-average common shares
             outstanding (Diluted) ................        537,373,506          18,306,334


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

NOTE 4 - LOANS RECEIVABLE - OFFICERS

         Amounts represent advances to and from the officers of the Company. The balance at September 30, 2001 of $261,167, according to management, will be repaid in the company's second fiscal 2002 quarter.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES

                           SEPTEMBER 30, 2001 AND 2000

NOTE 5 - MORTGAGES RECEIVABLE AND OTHER

         Represents amounts due from individuals who purchased property from the Company. Amounts due at September 30, 2001 and 2000 were $58,107 and $55,344, respectively.

NOTE 6 - FIXED ASSETS

         Fixed assets consist of the following at September 30, 2001 and 2000, respectively:

                                               2001           2000
                                              --------       --------

         Office Equipment ..............      $ 20,663       $ 75,343

         Accumulated Depreciation ......        (8,860)       (29,948)
                                              --------       --------

                                   Total      $ 11,803       $ 45,395
                                              ========       ========



         Depreciation expense was $2,660 and $17,887 for the years ended September 30, 2001 and 2000, respectively.

NOTE 7 - MORTGAGES AND NOTES PAYABLE

         Mortgages and notes payable consist of the following at September 30,
         2001 and 2000, respectively:                                                      2001           2000
                                                                                           ----           ----

         Construction loans payable with a bank, bearing interest at the greater of 8.25% or 1.5% above the prime lending rate. The monthly interest is added to the principal balance of the loans, that are due to be paid upon the sale of the real estate used as collateral for the loan. The
         loans payable are guaranteed by an officer of the Company.                        $979,535     $325,233

         Note payable with a bank, bearing interest at 12% and payable in full plus accrued interest on June 29, 2000, which was extended through
         June 29, 2005.                                                                     400,000      500,000



             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES

                           SEPTEMBER 30, 2001 AND 2000

NOTE 7 - MORTGAGES AND NOTES PAYABLE (CONTINUED)

                                                                                           2001         2000
                                                                                           ----         ----

         Note payable with a bank, bearing interest at 12% payable monthly, and due upon the sale of the underlying real estate or December 9, 2002.
         The note was secured by the real estate and was guaranteed by an
         officer of the Company.                                                         $     --       $100,000

         Note payable with a bank, bearing interest at 9.50%, secured by real estate and due August 2, 2001, which at that time was refinanced with
         another bank.                                                                    675,000        675,000

         Construction note payable with a bank, bearing interest at a rate of
         7.625%, payable monthly through February 2002 at which time payments of
         interest and principal are due through January 1, 2042.                        2,492,212             --

         Construction note payable with a bank, bearing interest at prime plus
         1.5%, payable monthly, and due upon the sale of the underlying real
         estate or January 1, 2003. The note is secured by the real estate.               600,000             --

         Construction notes payable with a bank, bearing interest at rates between 7 and 14%, payable monthly, secured by the underlying real
         estate.                                                                          525,000             --
                                                                                       ----------     ----------
                           Total                                                       $5,671,747     $1,600,233
                                                                                       ==========     ==========

         The following schedule represents the maturities of the mortgages and notes payable for the next five years and in the aggregate.

         SEPTEMBER 30,
         -------------

             2002                              $2,594,535
             2003                                 630,000
             2004                                  30,000
             2005                                  30,000
             2006                                  30,000
             Thereafter                         2,357,212
                                               ----------
                                               $5,671,747
                                               ==========

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES

                           SEPTEMBER 30, 2001 AND 2000

NOTE 8 - COMMITMENTS AND CONTINGENCIES

         RELATED PARTY TRANSACTIONS

         PREPAID MANAGEMENT FEES

         Pursuant to a "Prepaid Management Agreement" between the Company and its President, dated September 29, 2000, the Company prepaid management fees to the President in the amount of $302,000. This fee is to be paid back by the President commencing January 1, 2001 and for the next five years, the first $60,400, plus an additional amount equal to the accrued interest on the unearned portion of the balance, at a rate of 8% per annum, of the President's annual compensation from the Company will be withheld by the Company and applied against the principal amount owed to the Company. This agreement is made a part of any existing agreements, whether oral or written or compensation between the Company and the President, as well as any future compensation agreements between the Company and its President.

         RELATED PARTY TRANSACTIONS

         OFFICER COMPENSATION AND BENEFITS

         Officers of the Company were paid an aggregate of $89,307, which includes automobiles with a book value of approximately $ 31,000 for the year ended September 30, 2001.

         LEASES

         A company wholly-owned by a minority shareholder of Encore Services, Inc. provides office space to the Company.

NOTE 9 - ACQUISITIONS

         On February 10, 2000, the Company acquired MAS XV Acquisitions Corp. for 1,500,000 shares of its common stock shares. This acquisition was handled as a purchase method of accounting for business combination

         On April 1, 2000, the Company acquired 80% of Encore Services, Inc. for 250,000 common shares of its stock.

         On May 8, 2001, the Company merged with Connecticut Acquisition Corp. No. 1 upon the acquisition of a parcel of land in Hebron, Connecticut.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES

                           SEPTEMBER 30, 2001 AND 2000

NOTE 10 - STOCKHOLDERS' EQUITY

          As of September 30, 2001 and 2000, there were 1,500,000,000 and 100,000,000 authorized shares, and 1,095,300,351 and 44,161,866 issued and outstanding shares of the Company's common stock with a par value of $.001.

          As of September 30, 2001 and 2000, there were 2,000,000 authorized shares and 1,000,0000 issued and outstanding shares of the Company's Class A Voting common stock with a par value of $.001.

          The Company got approval to increase the authorized shares to 1,500,000,000 during the quarter ended June 30, 2001 from 250,000,000
          (October 10, 2000). The Company issued 1,188,672,667 shares of its common stock, and had 137,534,182 shares cancelled during the year ended September 30, 2001. These majority shares were issued from the conversion of the debentures issued with respect to the transaction with Connecticut Acquisitions Corp. No. 1.

NOTE 11 - INCOME TAXES

          The net deferred tax assets in the accompanying consolidated balance sheets include the following components at September 30, 2001 and 2000:

                                                   2001            2000
                                                ---------       ---------

          Deferred tax assets ............      $ 540,000       $ 340,000
          Deferred tax valuation allowance      $ (40,000)       (340,000)
                                                ---------       ---------

          Net deferred tax assets ........      $     -0-       $     -0-
                                                =========       =========



          Due to the uncertainty of utilizing the approximate $1,500,000 in net operating losses, and recognizing the deferred tax assets, an offsetting valuation allowance has been established.

NOTE 12 - SUBSEQUENT EVENT

          On October 30, 2001, the Company, assigned to Senior Adult Lifestyle, Inc., its interest in the land being developed in Hebron, Connecticut. The Company should certain conditions of the agreement be met, could receive up to two million dollars for the assignment.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES

                           SEPTEMBER 30, 2001 AND 2000

NOTE 13 - GOING CONCERN

          As shown in the accompanying consolidated financial statements, the Company incurred substantial net losses for the years ended September 30, 2001 and 2000. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company's ability to continue as a going concern.

          Management also states that they are confident that they can improve operations and raise the appropriate funds to continue developing the properties being acquired.

          The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.