Form 10KSB/A
period 2001-09-30
NATIONAL RESIDENTIAL PROPERTIES NV INC
filed 2002-01-25
CIK 1096840

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

                           Commission File No. 0-27159

                      NATIONAL RESIDENTIAL PROPERTIES, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its charter)

          Nevada                                             65-439467
---------------------------                              ---------------------
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

         DOCUMENTS INCORPORATED BY REFERENCE:   None

Purpose of Amendment

         National Residential Properties, Inc. (the "Company") hereby amends
Item 7 of Part II of its Report on Form 10-KSB for the year ended September 30, 2001. This amendment amends page F-6 to correct errors and omissions which occurred when the financial statements were put into electronic form for filing.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Annual Report and any subsequent amendments thereto to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NATIONAL RESIDENTIAL PROPERTIES, INC.

Dated: January 25, 2002                 By:       /s/ RICHARD ASTROM
                                            -----------------------------------
                                                 Richard Astrom, President

Pursuant to the requirements of the Securities Act of 1934, this Annual Report has been signed below by the following persons in their respective capacities with the Registrant and on the dates indicated.


         SIGNATURE                                   TITLE                              DATE
         ---------                                   -----                              ----
 /s/ RICHARD ASTROM                         President, Chief Executive            January 25, 2002
----------------------------                Officer and Director
Richard Astrom

 /s/ CHRISTOPHER ASTROM                     Vice President, Secretary             January 25, 2002
----------------------------                and Director
Christopher Astrom

                                      - 3 -

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                               FOR THE YEARS ENDED
                           SEPTEMBER 30, 2001 AND 2000



                                                      2001             2000
                                                 -------------    -------------
OPERATING REVENUES ...........................   $      76,764    $      62,500
                                                 -------------    -------------
EXPENSES
   Management fees ...........................         152,098          131,517
   Professional fees and compensation expenses         290,586          335,578
   Advertising ...............................          35,641           27,881
   Travel and automobile expense .............          24,006           37,526
   Telephone and utilities ...................          13,834           10,548
   Real estate taxes and property maintenance           19,791           69,691
   Office and administrative expenses ........         118,336           55,207
   Miscellaneous .............................          21,443           20,917
   Depreciation ..............................           2,660           17,887
                                                 -------------    -------------
          TOTAL OPERATING EXPENSES ...........         678,395          706,752
                                                 -------------    -------------

LOSS BEFORE OTHER INCOME (EXPENSES) ..........        (601,631)        (644,252)

OTHER INCOME (EXPENSES)

   Write down of acquisitions ................              --         (318,750)
   Interest income ...........................          17,987           45,121
   Interest expense ..........................              --          (19,927)
                                                 -------------    -------------
          TOTAL OTHER INCOME (EXPENSES) ......          17,987         (293,556)
                                                 -------------    -------------
NET LOSS BEFORE INCOME TAX BENEFIT ...........        (583,644)        (937,808)
   Income tax benefit ........................              --           29,005
                                                 -------------    -------------
NET LOSS APPLICABLE TO COMMON SHARES .........   $    (583,644)   $    (908,803)
                                                 =============    =============
NET LOSS PER BASIC AND DILUTED SHARES ........   $      (0.001)   $     (0.0496)
                                                 =============    =============
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING ...........................     537,373,506       18,306,334
                                                 =============    =============




    The accompanying notes are an integral part of the financial statements.