Form 10QSB
period 2001-12-31
NATIONAL RESIDENTIAL PROPERTIES NV INC
filed 2002-02-20
CIK 1096840

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT ISSUED UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the three month period ending December 31, 2001


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

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                  Yes [X]           No[   ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court.

                  Yes [  ]          No [  ]

                         APPLICABLE TO CORPORATE ISSUERS

On February 20, 2002, the Registrant had 1,938,566,046 shares of Common Stock and 1,000,000 shares of Class A Voting Common Stock outstanding.

                      NATIONAL RESIDENTIAL PROPERTIES, INC.

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

Item 1.  Unaudited Financial Statements

         Consolidated Balance Sheets,
         December 31, 2001 and September 30, 2001........................  3-4

         Condensed Consolidated Statements of Operations,
         Three-Months Ended
         December 31, 2001 and 2000......................................    5

         Condensed Consolidated Statements of Cash Flows,
         Three Months Ended December 31, 2001 and 2000...................  6-7

         Notes to Unaudited Consolidated Financial Statements............ 8-16

Item 2.  Management's Discussion and Analysis or Plan of Operation.......   17


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...............................................   20

Item 2.  Changes in Securities and Use of Proceeds.......................   20

Item 3.  Defaults Upon Senior Securities.................................   21

Item 4.  Submission of Matters to a Vote of Security Holdings............   21

Item 5.  Other Information...............................................   22

Item 6.  Exhibits and Reports on Form 8-K................................   22

                                     PART I
                             FINANCIAL INFORMATION

Item 1. Financial Statements

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                ASSETS

                                             December 31,        September 30,
                                                2001                 2001
                                             (Unaudited)           (Audited)
                                             -----------         -------------
  Cash and cash equivalents                  $    19,303          $    80,764
  Inventory - Real Estate Holdings             9,282,317            8,738,514
  Other Assets                                        --               30,844
  Fixed assets, net of depreciation               11,271               11,803
  Prepaid management fee and other               249,168              262,258
  Loan receivables - Officers                    346,014              261,167
  Mortgage receivable and other                   97,165               58,107
  Deposits                                         5,375                5,375
  Organizational costs, net                           --                  718
                                             -----------          -----------

TOTAL ASSETS                                 $10,010,613          $ 9,449,550
                                             ===========          ===========




               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

                 LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                    December 31,           Sepember 30,
                                                                         2001                   2001
                                                                     (Unaudited)            (Audited)
                                                                    ------------           ------------
LIABILITIES
  Accounts payable and accrued expenses                             $     51,227           $     92,709
  Debentures payable                                                     140,155                     --
  Notes and mortgages payable                                          5,821,991              5,671,747
                                                                    ------------           ------------
      TOTAL LIABILITIES                                                6,013,373              5,764,456
                                                                    ------------           ------------

STOCKHOLDERS' EQUITY
  Common Stock, $.001 Par Value; authorized 1,500,000
    shares on December 31, 2001 and September 30, 2001
    respectively, issued and outstanding 1,938,566,046 and
    1,095,300,351 shares on December 31, 2001 and
    Sepember 30, 2001                                                  1,938,566              1,095,299
  Common Stock Class A Voting, $.001 Par Value; authorized
    2,000,000 shares on December 31, 2001 and
    September 30, 2001 respectively, issued and
    outstanding 1,000,000 shares on December 31, 2001
    and September 30, 2001, respectively                                   1,000                  1,000
  Additional Paid-in Capital                                           4,124,131              4,607,597
  Deficit                                                             (2,066,457)            (2,018,802)
                                                                    ------------           ------------

      TOTAL STOCKHOLDERS' EQUITY                                       3,997,240              3,685,094
                                                                    ------------           ------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 10,010,613           $  9,449,550
                                                                    ============           ============




               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2002
                                  (UNAUDITED)




                                                             2001                       2000
                                                        ---------------           ---------------
OPERATING REVENUES
  Revenue                                               $        21,451           $         4,750
                                                        ---------------           ---------------
OPERATING EXPENSES
   Management fees                                               13,090                    32,879
   Professional fees and compensation expenses                   48,608                   276,772
   Advertising                                                    1,212                     6,970
   Travel and automobile expenses                                 2,239                     9,382
   Telephone and utilities                                        2,810                     2,637
   Real estate taxes and property maintenance                     3,072                     9,722
   Office expenses                                                6,165                     2,386
   Miscellaneous                                                  6,401                    17,220
   Depreciation and amortization                                  1,250                     4,472
                                                        ---------------           ---------------
       TOTAL OPERATING EXPENSES                                  84,847                   362,440
                                                        ---------------           ---------------

LOSS BEFORE OTHER INCOME                                        (63,396)                 (357,690)

OTHER INCOME
   Interest income                                                   --                     1,531
   Gain on sale of property                                      15,741                        --
                                                        ---------------           ---------------
       TOTAL OTHER INCOME                                        15,741                     1,531
                                                        ---------------           ---------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES              $       (47,655)          $      (356,159)
PROVISION FOR INCOME TAXES                                           --                        --
                                                        ---------------           ---------------
NET LOSS APPLICABLE TO COMMON SHARES                    $       (47,655)          $      (356,159)
                                                        ===============           ===============
NET LOSS PER BASIC AND DILUTED SHARES                   $        (0.001)          $         (0.08)
                                                        ===============           ===============
WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                    1,669,777,481                 4,220,189
                                                        ===============           ===============







               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2002
                                   (UNAUDITED)




                                                                      2001                   2000
                                                                   -----------           -----------
CASH FLOW FROM OPERTING ACTIVIITES
   Net loss                                                        $   (47,655)          $  (356,159)
                                                                   -----------           -----------
   Adjustments to reconcile net loss to net cash
     used in operating activities

     Depreciation and amortization                                       1,250                   798
     Common stock issues for services                                       --               134,170
     Distribution of property and equipment                                 --                30,981

  CHANGES IN ASSETS AND LIABILITIES
     (Increase) in inventory - real estate holdings                   (543,803)           (1,112,531)
     Decrease in prepaid expenses and other assets                      43,934                    --
     Increase (decrease) in accounts payable and
       and accrued expenses                                            (41,482)               15,540
                                                                   -----------           -----------
     Total adjustments                                                (540,101)             (931,042)
                                                                   -----------           -----------

     NET CASH USED IN OPERATING ACTIVITIES                            (587,756)           (1,287,201)
                                                                   -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES

   Loans to officers                                                   (84,847)                   --
   (Increase) decrease in mortgage and notes receivable                (39,058)                  136
                                                                   -----------           -----------

      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES             (123,905)                  136
                                                                   -----------           -----------




               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2002
                                   (UNAUDITED)



                                                                          2001                 2000
                                                                       ----------           ----------
CASH FLOWS FROM FINANCING ACTIVITES
    Proceeds from debentures and common stock issuances                $  499,956           $  217,844
    Net proceeds from issuance of notes and mortgages payable             150,244            1,147,099
                                                                       ----------           ----------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                          650,200            1,364,943
                                                                       ----------           ----------
NET INCREASE (DECREASE) IN
    CASH AND CASH EQUIVALENTS                                             (61,461)              77,878

CASH AND CASH EQUIVALENTS -
    BEGINNING OF PERIOD                                                    80,764              137,990
                                                                       ----------           ----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                              $   19,303           $  215,868
                                                                       ==========           ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

CASH PAID DURING THE YEAR FOR:
    Interest expense                                                   $       --           $       --
                                                                       ==========           ==========

SUPPLEMENTAL DISCLOSURE OF NONCASH
  FINACING ACTIVITIES:
    Issuance of common stock for:

       Services                                                        $       --           $  134,170
                                                                       ==========           ==========
       Debt conversions                                                $  203,845           $       --
                                                                       ==========           ==========








               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000
                                   (UNAUDITED)

 NOTE 1 -         ORGANIZATION AND BASIS OF PRESENTATION

                  The condensed consolidated unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggest that these condensed consolidated financial statements be read in conjunction with the September 30, 2001 audited consolidated financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

                  These condensed consolidated unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the consolidated operations and cash flows for the periods presented.

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

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2001 AND 2000
                                   (UNAUDITED)


NOTE 1 -          ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

                  Beginning in the fiscal year ending September 30, 1999, the Company initiated a program of acquisition of properties suitable for development as multifamily housing or multiple unit single family development tracts. Since 1999, the Company has purchased four tracts with the intention of building from 60 to 72 apartment units on each tract and one twenty acre citrus grove for single family home development. In April 2000, the Company acquired Encore Services, Inc.

                  On May 4, 2001, the Company's wholly-owned subsidiary, Connecticut Acquisition Corp. No. 1, entered into a joint venture to develop a parcel of land pursuant to a Land Development Agreement located in Hebron, Connecticut, as a Senior Adult Community with Mr. Nathan Kahn and various entities controlled by Mr. Nathan Kahn. The objective of this development was to either sell developed lots to builders, or erecting dwellings themselves.

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

                  Pursuant to an agreement executed on December 26, 2001, made effective as of October 31, 2001 and a Statutory Warranty Deed dated October 31, 2001, the Company sold to Senior Adult Lifestyle, Inc a related entity through common ownership, all of the rights, title and interest in (i) a certain parcel of real property in Hebron, Connecticut; and (ii) fair contracts to purchase certain parcels of real property in Watertown, New Milford, Granley and East Windsor, Connecticut.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2001 AND 2000
                                   (UNAUDITED)


NOTE 1 -          ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

                  As additional consideration for the conveyance to Senior Adult Lifestyle, Inc. the Company received on February 1, 2002, 20,000,000 shares of common stock of Genesis Capital Corporation of Nevada, the parent of Senior Adult Lifestyles, Inc. These shares were based on a value of $0.10 per share for an agreed consideration of $2,000,000. Should the value at the time the Company sells these shares fall below $2,000,000, Genesis Capital Corporation of Nevada will be required to issue to the Company, additional shares to make up the difference.

                  The Company's other wholly-owned subsidiary, DC Power Product Acquisition Corp, who merged on November 1, 2001 ("DC Power"), obtained a loan from accredited investors evidenced by its 8% Series A $1,000,000 Senior Subordinated Convertible Redeemable Debentures, together with underlying shares of DC Power, who was merged into the Company, with its rights and obligations ensuring to the benefit of and binding upon the Company. These shares with a Par Value of $.001 may be convertible from time to time.

NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  PRINCIPLES OF CONSOLIDATION

                  The condensed consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2001 AND 2000
                                   (UNAUDITED)


NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  REVENUE AND COST RECOGNITION (CONTINUED)

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

                  FAIR VALUE OF FINANCIAL INSTRUMENTS

                  The carrying amount reported in the condensed consolidated balance sheets for cash and cash equivalents, loans receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for notes and mortgages payable approximates fair value because, in general, the interest on the underlying instruments fluctuates with market rates.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2001 AND 2000
                                   (UNAUDITED)


NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  ADVERTISING

                  Costs of advertising are expensed as incurred. Advertising costs were $ 1,212 and $ 6,970 for the three months ended December 31, 2001 and 2000, respectively.

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

                  The following is a reconciliation of the computation for basic and diluted EPS:

                                                     December 31,   December 31,
                                                        2001           2000
                                                    -------------   -----------
                  Net Loss                          $     (47,655)  $  (356,159)
                                                    -------------   -----------

                  Weighted-average common shares
                    outstanding (Basic)             1,669,777,481    4,220,189

                  Weighted-average common stock
                    equivalents:
                        Stock options                          --           --
                        Warrants                               --           --

                  Weighted-average common shares
                      outstanding (Diluted)         1,669,777,481    4,220,189

                  Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2001 AND 2000
                                   (UNAUDITED)


NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  RECLASSIFICATIONS

                  Certain amounts for the three months ended December 31, 2000 have been reclassified to conform with the presentation of the December 31, 2001 amounts. The reclassifications have no effect on net income for the three months ended December 31, 2000.

NOTE 3 -          INVENTORY - REAL ESTATE HOLDINGS

                  Inventory consists of residential single family homes held for resale and land held for development and is valued at the lower of cost or market value. Cost includes acquisition, renovation and carrying costs specifically identified with each unit.

NOTE 4 -          MORTGAGES RECEIVABLE AND OTHER

                  Represents amounts due from individuals who purchased property from the Company. Amounts due at December 31, 2001 were $ 97,165.

NOTE 5 -          LOANS RECEIVABLE - OFFICERS

                  Amounts represent advances to and from the officers of the Company. The balance at December 31, 2001 of $ 346,014, has been repaid in February 2002.

NOTE 6 -          PROPERTY AND EQUIPMENT

                  Property and equipment consist of the following at December 31, 2001:

                  Office Equipment                                $    20,663
                   Accumulated Depreciation                            (9,392)
                                                                  -----------
                         Total                                    $    11,271
                                                                  ===========

                  Depreciation expense was $532 and $798 for the three months ended December 31, 2001 and 2000, respectively.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2001 AND 2000
                                   (UNAUDITED)


NOTE 7 -          MORTGAGES AND NOTES PAYABLE

                  Mortgages and notes payable consist of the following at December 31, 2001:

                  The company has various mortgages and construction loans payable aggregating $5,821,991 at December 31, 2001. These amounts are payable at various times ranging through 2003, bearing interest at various rates ranging from 7% through 14% per year. The mortgages and construction notes are secured by the land and buildings held for development by the Company.

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

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2001 AND 2000
                                   (UNAUDITED)


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

                  On May 8, 2001, the Company merged with Connecticut Acquisition Corp. No. 1 upon the acquisition of a parcel of land in Hebron, Connecticut. This parcel of land was subsequently conveyed on October 31, 2001 to Genesis Capital Corporation of Nevada, an entity related to the Company through common ownership.

                  The Company merged with DC Power on November 1, 2001.

NOTE 10 -         STOCKHOLDERS' EQUITY

                  As of December 31, 2001 and September 30, 2001, there were 1,500,000,000 authorized shares, and 1,938,566,046 and
                  1,095,300,351 issued and outstanding shares of the Company's common stock with a par value of $.001. The Company upon acceptance of its board resolution, has submitted the required forms to increase the number of authorized shares. It is pending approval.

                  As of December 31, 2001 and September 30,2001, there were 2,000,000 authorized shares and 1,000,000 issued and outstanding shares of the Company's Class A Voting common stock with a par value of $.001.

                  The shares of common stock issued for the quarter ended December 31, 2001 relate to the debenture conversions.

NOTE 11 -         INCOME TAXES

                  There was no income tax benefit recognized at December 31, 2001 and 2000.

                  The net deferred tax assets in the accompanying condensed consolidated balance sheets include benefit of utilizing net operating losses, however due to the uncertainty of utilizing the approximate $1,500,000 in net operating losses, an offsetting valuation allowance has been established.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2001 AND 2000
                                   (UNAUDITED)


NOTE 12 -         GOING CONCERN

                  As shown in the accompanying condensed consolidated financial statements, the Company incurred substantial net losses for the years ended September 30, 2001 and 2000 as well as for the three months ended December 31, 2001. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company's ability to continue as a going concern.

                  Management also states that they are confident that they can improve operations and raise the appropriate funds to continue developing the properties being acquired.

                  The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

The following is a discussion of the consolidated financial condition and results of operations of the Company for the three months ended December 31, 2001 and 2000, which should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included elsewhere in this Report.

THE MANAGEMENT'S DISCUSSION AND ANALYSIS PRESENTED BELOW REFLECTS CERTAIN RESTATEMENTS TO OUR PREVIOUSLY REPORTED RESULTS OF OPERATIONS FOR THESE PERIODS.

         The following discussion and analysis should be read in conjunction with the Financial Statements appearing elsewhere in this Report on Form 10-QSB.

OVERVIEW

         Our business is residential real estate development and building construction services. From 1993 until 1999 our business concentrated on investing in and revitalizing single family homes in established older residential neighborhoods in urban areas. We either bought single unit vacant properties and built single family homes on them, or we bought abandoned homes which we renovated and sold. During 1999, while retaining our efforts in the renovation of urban single family homes as one aspect of our business, we entered a second phase of business: the development, construction and ownership of multifamily housing projects.

         Beginning in the fiscal year ended September 30, 1999, we initiated a program of acquisition of properties suitable for development as multifamily housing or multiple unit single family development tracts. Since 1999, we have purchased four tracts with the intention of building from 60 to 72 apartment units on each tract and a 120 acre citrus grove for single family home development. In April 2000 we acquired Encore Services, Inc., a general construction contractor. We have four multifamily apartment projects and one single family home subdivision development as work in progress in various stages of development.

RESULTS OF OPERATIONS

         For the three months ended December 31, 2001, we incurred a loss from operations of $63,396, compared to a loss of $357,690 for the comparable period in 2000. The net loss in the three-month period ended December 31, 2001, resulted primarily from the costs of maintaining the Company's operations, which produced insubstantial revenues for the three months ended December 31, 2001 A substantial portion of the decrease in our operating loss from the first quarter of fiscal 2000 to the comparable 2001 period was attributable to a decrease in the Company's professional fees and compensation expenses, which decreased from $276,772 in the three months ended December 31, 2000, to $48,608 in the comparable 2001 period, primarily as a consequence of a decrease in the Company's financing activities in 2001.

         Our results of operations for the three-month period ended December 31, 2001, reflect adjustments and nonrecurring items of both revenue and cost, as well as costs of financing activities. Management does not believe these results are indicative of the Company's future revenues or expenditures, although there can be no assurance that the Company's operating results will improve in the future.

         The Company's ability to operate at a profit is dependent upon the successful completion of its existing projects, the sale of those projects before or upon completion, the sale of individual units within the projects, and the initiation of new real estate or other projects. The Company has invested substantial funds in its existing projects, but was not been able to realize material profits from any of these projects in the year ended September 30, 2000, or the three months ended December 31, 2001. Further, our Conquistador Plaza project has been substantially delayed due to the inability of our general contractor, whose president is a director of our Company, to meet completion schedules. As a consequence of these delays, we do not anticipate that this project will be completed until the summer of 2002. These delays have caused the Company to commence financing construction loan interest from its own resources, whereas prior to the end of 2001 interest was funded from our construction loan proceeds.

LIQUIDITY AND CAPITAL RESOURCES

         In the three-month period ended June 30, 2001, the Company used net cash of $587,756 in operating activities, compared to net cash used in operating activities of $1,287,201 for the comparable period in 2000. The Company acquired $543,803 of real estate holdings in the three-month period ended December 31, 2001, compared to real property acquisitions of $1,112,531 in the comparable 2000 period, as the Company continued its business plan to develop, construct and own multifamily housing. In the three months ended December 31, 2001, the Company met its cash requirements substantially from net proceeds of $499,956 from the issuance of common stock and the sale of debentures. The Company realized net proceeds of $650,200 from financing activities in the three months ended December 31, 2001, compared to $1,364,943 in the comparable 2000 period. At December 31, 2001, the Company had long-term mortgages and notes payable aggregating $5,821,991, compared to $5,671,747 at December 31, 2000. The notes and mortgages are secured by land and buildings held for development by us.

         At December 31, June 30, 2001, we had stockholders' equity of $3,997,240 compared to $3,685,094 at December 31, 2000, primarily as a consequence of the issuance of additional common stock.

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

         The Company's ability to fund operations from the proceeds of the sale of its securities is subject to its ability to increase its authorized shares to permit the sale of additional common stock upon the conversion of its outstanding debentures. In December 2001 the Company filed an Information Statement on Schedule 14C with the Securities and Exchange Commission, but has not been able to obtain the Commission's approval of the Information Statement nor, accordingly, increase our authorized shares. Pending resolution of this matter, the Company will not be able to realize additional proceeds from the sale of its common stock on conversion of its outstanding debentures or otherwise.

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

On December 13, 2001, the Company entered into an escrow agreement (the "Escrow Agreement") with Sroya Holdings LLC, as escrow agent ("Sroya") and Sea Lion Investors LLC, Equity Planners LLC, and Myrtle Holdings LLC, the purpose of which was to amend and supplement the October 30, 2001, agreement among Senior Lifestyle Communities, Inc., and the debenture holders. Pursuant to the Escrow, the Company deposited 100,000,000 shares of its common stock ("Escrow Shares") with Sroya to ensure the timely delivery of the Company's common stock upon the exercise of the conversion privileges by the debenture holders under the debentures issued on October 17, 2001. Under the Escrow Agreement, Sroya, as escrow agent, does not have an interest in either the debentures or the Escrow Shares and neither is Sroya considered a shareholder of the Company by virtue of holding the Escrow Shares. However, for purposes of determining the number of shares of the Company's common stock are issued and outstanding, the Escrow Shares are considered issued and outstanding. The Escrow Shares were deposited with Sroya pursuant to Regulation D, Rule 504(b)(iii) and Section 3(a)(9) of the Securities Act of 1933 as a result of the assumption by the Company of all of the obligations under Senior Lifestyle Communities under the debentures, including the obligation to repay the principal and interest and the conversion privileges. The issuance of the Escrow Shares to the debenture holders upon the exercise of the conversion privileges under the debentures and any subsequent sale of the Escrow Shares could have a material adverse affect on the Company's common stock and cause its market price to decline substantially.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        A.  EXHIBITS.

            None.

        B.  REPORTS ON FORM 8-K

            None.

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

                                        NATIONAL RESIDENTIAL PROPERTIES, INC.
                                        -------------------------------------
                                        (Registrant)


Dated: February 20, 2002                By: /s/ Richard Astrom
                                            ------------------------------------
                                            Richard Astrom, President
                                            and Chief Executive Officer