Form 10QSB
period 2002-03-31
NATIONAL RESIDENTIAL PROPERTIES NV INC
filed 2002-05-17
CIK 1096840

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT ISSUED UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the three month period ending March 31, 2002


                      NATIONAL RESIDENTIAL PROPERTIES, INC.

             (Exact name of registrant as specified in its charter)

         Nevada                         65-0439467                  0-27159

(State or other jurisdiction      (IRS Employer                  Commission File
 of Incorporation)                Identification Number)         Number

              6915 Red Road, Suite 222, Coral Gables, Florida 33143

                    (Address of principal executive offices)

Registrant's telephone number, including area code: (305) 666-6565
                                                    --------------

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

                  Yes [  ] No [  ]

                         APPLICABLE TO CORPORATE ISSUERS

On May 14, 2002, the Registrant had 1,938,566,046 shares of Common Stock and 1,000,000 shares of Class A Voting Common Stock outstanding.

                      NATIONAL RESIDENTIAL PROPERTIES, INC.

                                      INDEX
                                                                        Page No.
Part I.  FINANCIAL INFORMATION

Item 1.  Unaudited Financial Statements

                  Condensed Consolidated Balance Sheets,
                  March 31, 2002 and September 30, 2000.................... 4

                  Condensed Consolidated Statements of Operations, Six
                  and Three Months Ended March 31, 2002, and 2001.......... 6
                  Condensed Consolidated Statements of Cash Flows,
                  Six Months Ended March 31, 2001 and 2000................. 7

                  Notes to Condensed Consolidated Financial Statements..... 9

Item 2.  Management's  Discussion and Analysis or Plan of Operation........ 9


Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.................................................18

Item 2.  Changes in Securities and Use of Proceeds.........................22

Item 3.  Defaults Upon Senior Securities...................................22

Item 4.  Submission of Matters to a Vote of Security Holdings..............22

Item 5.  Other Information.................................................22

Item 6.  Exhibits and Reports on Form 8-K..................................22

PART I.  FINANCIAL INFORMATION

Item 1.     Unaudited Financial Statements



                      NATIONAL RESIDENTIAL PROPERTIES, INC.
                                AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001

              NATIONAL RESIDENTIAL PROPERTIES, INC AND SUSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS





                                ASSETS
                                ------

                                                              March 31,       September 30,
                                                                2002               2001
                                                             (Unaudited)        (Audited)
                                                             -------------     -------------
  Cash and cash equivalents                                      $ 15,713          $ 80,764
  Inventory - Real Estate Holdings                              9,579,210         8,738,514
  Other assets                                                          -            30,844
  Fixed assets, net of depreciation                                10,739            11,803
  Prepaid management fee and other                                      -           262,258
  Loan receivables - Officers                                     133,000           261,167
  Mortgage receivable and other                                    95,870            58,107
  Investment securities                                             2,523                 -
  Deposits                                                          5,375             5,375
  Organizational costs, net                                             -               718
                                                              ------------      ------------

TOTAL ASSETS                                                  $ 9,842,430       $ 9,449,550
                                                              ============      ============

The accompanying notes are an integral part of the condensed consolidated financial ststements.

              NATIONAL RESIDENTIAL PROPERTIES, INC AND SUSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)





                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------
                                                              March 31,       September 30,
                                                                2002               2001
                                                             (Unaudited)        (Audited)
                                                             -------------     -------------
LIABILITIES
  Accounts payable and accrued expenses                       $    41,558       $    92,709
  Loan payable - Other                                             14,880                 -
  Debentures payable                                              140,155                 -
  Notes and mortgages payable                                   6,755,050         5,671,747
                                                              ------------      ------------

      Total Liabilities                                         6,951,643         5,764,456
                                                              ------------      ------------

STOCKHOLDERS' EQUITY
  Common Stock, $.001 Par Value; authorized 1,500,000,000
      shares on March 31, 2002 and September 30, 2001
      respectively, issued and outstanding 1,938,566,046 and
      1,095,300,351 shares on March 31, 2002 and
      Sepember 30, 2001                                         1,938,566         1,095,299
  Common Stock Class A Voting, $.001 Par Value; authorized
      2,000,000 shares on March 31, 2002 and
      September 30, 2001, respectively, issued and
      outstanding 1,000,000 shares on March 31, 2002
      and September 30, 2001, respectively                          1,000             1,000
  Additional Paid-in Capital                                    4,124,131         4,607,597
  Deficit                                                      (3,172,910)       (2,018,802)
                                                              ------------      ------------

      Total Stockholders' Equity                                2,890,787         3,685,094
                                                              ------------      ------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 9,842,430       $ 9,449,550
                                                              ============      ============

The accompanying notes are an integral part of the condensed consolidated financial ststements.

              NATIONAL RESIDENTIAL PROPERTIES, INC AND SUSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE SIX AND THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                  (UNAUDITED)



                                                        SIX MONTHS ENDED                      THREE MONTHS ENDED
                                                    March 31,          March 31,           March 31,          March 31,
                                                       2002              2001                 2002               2001
                                                       ----              ----                 ----               ----

OPERATING REVENUES
  Revenue                                           $ 42,902         $ 26,822              $ 21,451         $ 22,072
                                               --------------   --------------     -----------------    -------------

OPERATING EXPENSES
   Management fees                                    13,090           49,236                     -           16,357
   Professional fees and compensation expenses       123,593          346,514                74,985           69,742
   Advertising                                         3,118           12,078                 1,906            5,108
   Travel and automobile expenses                     11,409           16,323                 9,170            6,941
   Telephone and utilities                             5,935            5,487                 3,125            2,850
   Real estate taxes and property maintenance          5,399           13,619                 2,327            3,897
   Office expenses                                    12,581            6,084                 6,416            3,698
   Miscellaneous                                       7,345           22,519                   944            5,299
   Depreciation and amortization                       1,782            5,197                   532              725
                                               --------------   --------------     -----------------    -------------
       Total Operating Expenses                      184,252          477,057                99,405          114,617
                                               --------------   --------------     -----------------    -------------

LOSS BEFORE OTHER INCOME (EXPENSE)                  (141,350)        (450,235)              (77,954)         (92,545)

OTHER INCOME (EXPENSE)
   Unrealized loss on investment securities       (1,029,499)               -            (1,029,499)               -
   Interest expense                                        -          (24,633)                    -          (24,633)
   Interest income                                     1,000            7,241                 1,000            5,710
   Gain on sale of property                           15,741                -                     -                -
                                               --------------   --------------     -----------------    -------------
       Total Other Income (Expense)               (1,012,758)         (17,392)           (1,028,499)         (18,923)
                                               --------------   --------------     -----------------    -------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES      $ (1,154,108)      $ (467,627)         $ (1,106,453)      $ (111,468)
Provision for Income Taxes                                 -                -                     -                -
                                               --------------   --------------     -----------------    -------------

NET LOSS APPLICABLE TO COMMON SHARES            $ (1,154,108)      $ (467,627)         $ (1,106,453)      $ (111,468)
                                               ==============   ==============     =================    =============

NET LOSS PER BASIC AND DILUTED SHARES             $ (0.00064)       $ (0.0012)           $ (0.00057)        $ (0.004)
                                               ==============   ==============     =================    =============

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                         1,804,171,763      271,878,270         1,938,566,046      271,878,270
                                               ==============   ==============     =================    =============

The accompanying notes are an integral part of the condensed consolidated financial ststements.

              NATIONAL RESIDENTIAL PROPERTIES, INC AND SUSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED MARCH 31,2002 AND 2001
                                   (UNAUDITED)





                                                                   2002               2001
                                                                   ----               ----

CASH FLOW FROM OPERTING ACTIVIITES
   Net loss                                                    $(1,154,108)         $(467,627)
                                                               ------------       ------------
   Adjustments to reconcile net loss to net cash
     used in operating activities

     Depreciation and amortization                                   1,782              5,197
     Unrealized loss on investment securities                    1,029,499                  -
     Common stock issues for services                                    -            134,170
     Distribution of property and equipment                              -             30,981
  Changes in assets and liabilities
     (Increase) in inventory - real estate holdings             (1,349,718)        (2,458,348)
     Decrease in prepaid expenses and other assets                  43,934              4,271
     Increase (decrease) in accounts payable and
       and accrued expenses                                        (51,151)            31,252
                                                               ------------       ------------
     Total adjustments                                            (325,654)        (2,252,477)
                                                               ------------       ------------

     Net cash (used in) operating activities                    (1,479,762)        (2,720,104)
                                                               ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Loans to officers                                              (145,665)          (112,101)
   Loans to/from others                                             14,880                  -
   (Increase) decrease in mortgage and notes receivable            (37,763)               170
                                                               ------------       ------------

      Net cash provided by (used in) investing activities         (168,548)          (111,931)
                                                               ------------       ------------

The accompanying notes are an integral part of the condensed consolidated financial ststements.


              NATIONAL RESIDENTIAL PROPERTIES, INC AND SUSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                FOR THE SIX MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)





                                                                   2002               2001
                                                                   ----               ----

CASH FLOWS FROM FINANCING ACTIVITES
    Proceeds from debentures and common stock issuances          $ 499,956        $ 1,099,711
    Net proceeds from issuance of notes and mortgages payable    1,083,303          1,695,782
                                                               ------------       ------------
       Net cash provided by financing activities                 1,583,259          2,795,493
                                                               ------------       ------------

NET DECREASE IN
    CASH AND CASH EQUIVALENTS                                      (65,051)           (36,542)

CASH AND CASH EQUIVALENTS -
    BEGINNING OF PERIOD                                             80,764            137,990
                                                               ------------       ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                         $ 15,713          $ 101,448
                                                               ============       ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

CASH PAID DURING THE YEAR FOR:
    Interest expense                                                   $ -           $ 24,633
                                                               ============       ============

SUPPLEMENTAL DISCLOSURE OF NONCASH
  ACTIVITIES:
    Issuance of common stock for:

       Services                                                        $ -          $ 134,170
                                                               ============       ============

       Debt conversions                                          $ 203,845                $ -
                                                               ============       ============

   Investment securities for operating and investing activities  $ 523,000                 $ -
                                                               ============       ============

   Investment securities received on property sale             $ 2,000,000                 $ -
                                                               ============       ============

The accompanying notes are an integral part of the condensed consolidated financial ststements.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001
                                   (UNAUDITED)



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

                  The Company's business was residential real estate development and building construction services. From 1993 to 1999 the Company's business concentrated in investing in and revitalizing single family homes in established older residential neighborhoods in urban areas. The Company bought either single unit vacant properties and built single family homes or it bought abandoned homes and completed all renovations to the home followed by a sale of the home. During 1999, while retaining its efforts in the renovation of urban single family homes as one aspect of the business, the Company entered a second phase of business, the development, construction and ownership of multifamily housing projects.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2002 AND 2001
                                   (UNAUDITED)


NOTE 1 -          ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)
                  --------------------------------------------------

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

                  The Land Development Agreement called for Connecticut Acquisition Corp. No. 1 to fund the initial costs of acquisition and development, and, after deduction of expenses from gross revenues, profits would be divided 50-50 between the parties.

                  In contemplation of the financing of this project, on April 12, 2001, Connecticut Acquisition Corp. No. 1, obtained a loan from accredited investors evidenced by its 8% Series A $1,000,000 Senior Subordinated Convertible Redeemable Debentures, together with underlying shares of Connecticut Acquisition Corp. No. 1's Class A Common Stock, Par Value $.001, into which Connecticut Acquisition Corp. No. 1 Debentures would be convertible from time to time.

                  On May 8, 2001, following the acquisition of the parcel of land, Connecticut Acquisition Corp. No. 1 was merged into the Company. As a result, all rights and obligations of Connecticut Acquisition Corp. No. 1 would enure to the benefit of and be binding upon the Company.

                  Pursuant to an agreement executed on December 26, 2001, made effective as of October 31, 2001 and a Statutory Warranty Deed dated October 31, 2001, the Company sold to Senior Adult Lifestyle, Inc a related entity through common corporate officers, all of the rights, title and interest in (i) a certain parcel of real property in Hebron, Connecticut; and
                  (ii) contracts to purchase certain parcels of real property in Watertown, New Milford, Granley and East Windsor, Connecticut.

NOTE 1-           ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)
                  --------------------------------------------------

                  As additional consideration for the conveyance to Senior Adult Lifestyle, Inc. the Company received on February 1, 2002, 20,000,000 shares of common stock of Genesis Capital Corporation of Nevada, the parent of Senior Adult Lifestyles, Inc. These shares were based on a value of $0.10 per share for an agreed consideration of $2,000,000. Should the value at the time the Company sells these shares fall below $2,000,000, Genesis Capital Corporation of Nevada will be required to issue to the Company, additional shares to make up the difference. At March 31, 2002, the value of the Genesis Capital Corporation of Nevada shares declined to $2,000.

                  The Company's other wholly-owned subsidiary, DC Power Product Acquisition Corp, who merged on November 1, 2001 ("DC Power"), obtained a loan from accredited investors evidenced by its 8% Series A $1,000,000 Senior Subordinated Convertible Redeemable Debentures, together with underlying shares of DC Power, who was merged into the Company, with its rights and obligations inured to the benefit of and binding upon the Company. The debentures issued by the Company upon the DC Power merger may be convertible from time to time into NRES common stock at a price based on 70% of the trailing market price of the Company's common stock..

NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                  ------------------------------------------

                  Principles of Consolidation
                  ---------------------------

                  The condensed consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

                  Use of Estimates
                  ----------------

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

NOTE 2-       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  Revenue and Cost Recognition
                  ----------------------------

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

                  Cash and Cash Equivalents
                  -------------------------

                  The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents.

                  The Company maintains cash and cash equivalent balances at several financial institutions which are insured by the Federal Deposit Insurance Corporation up to $100,000.

                  Property and Equipment
                  ----------------------

                  Property and equipment are stated at cost. Depreciation is computed primarily using the straight-line method over the estimated useful life of the assets.

                  Office Equipment                3 to 5 Years

                  Income Taxes
                  ------------

                  The income tax benefit is computed on the pretax loss based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates.

NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
                  ------------------------------------------------------

                  Advertising
                  -----------

                  Costs of advertising are expensed as incurred. Advertising costs were $3,118 and $12,078 for the six months ended March 31, 2002 and 2001, respectively.

                  Earnings (Loss) Per Share of Common Stock
                  -----------------------------------------

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

                  The following is a reconciliation of the computation for basic and diluted EPS:

                                                   March  31,      March 31,

                                                     2002             2001
                                                     ----             ----

                  Net Loss                       ($1,154,108)     ($  467,627)
                                                  -----------      -----------

                  Weighted-average common shares
                    outstanding (Basic)          1,804,171,763     271,878,270

                  Weighted-average common stock
                    equivalents:
                      Stock options                         -              -
                      Warrants                              -              -

                  Weighted-average common shares
                      outstanding (Diluted)      1,804,171,763     271,878,270

                  Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive.

NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
                  ------------------------------------------------------

                  Investment Securities
                  ---------------------

                  Management determines the appropriate classification of investment securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The classification of those securities and the related accounting policies are as follows:

                  Trading securities: Trading securities are held for resale in anticipation of short-term fluctuations in market prices. Trading securities, consisting primarily of actively traded equity securities, are stated at fair value. Realized and unrealized gains and losses are included in income.

                  Available-for-sale securities: Available-for-sale securities consist of marketable equity securities not classified as trading securities. Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity.

                  Dividends on marketable equity securities are recognized in income when declared. Realized gains and losses are included in income. Realized gains and losses are determined on the basis of the actual cost of the securities sold.

                  Fair Value of Financial Instruments
                  -----------------------------------

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

                  Reclassifications
                  -----------------

                  Certain amounts for the six months ended March 31, 2001 have been reclassified to conform with the presentation of the March 31, 2002 amounts. The reclassifications have no effect on net income for the six months ended March 31, 2001.

NOTE 3 -          INVENTORY - REAL ESTATE HOLDINGS
                  --------------------------------

                  Inventory consists of residential single family homes held for resale and land held for development and is valued at the lower of cost or market value. Cost includes acquisition, renovation and carrying costs specifically identified with each unit.

NOTE 4-           MORTGAGES RECEIVABLE AND OTHER
                  ------------------------------

                  Represents amounts due from individuals who purchased property from the Company. Amounts due at March 31, 2002 were $95,870.

NOTE 5-           LOANS RECEIVABLE - OFFICERS
                  ---------------------------

                  Amounts represent advances to and from the officers of the Company. The balance at March 31, 2002 is $133,000. Approximately $273,832 of the loan receivable were satisfied through an investment of common stock in an affiliated publicly trading company.

NOTE 6-           PROPERTY AND EQUIPMENT
                  ----------------------

                  Property and equipment consist of the following at March 31, 2002:


                       Office Equipment                           $    20,663
                         Accumulated Depreciation                      (9,392)
                                                                  ------------

                                       Total                      $    11,271
                                                                  ===========

                  Depreciation expense was $1,064 for the six months ended March 31, 2002.

NOTE 7-           MORTGAGES AND NOTES PAYABLE
                  ---------------------------

                  Mortgages and notes payable consist of the following at March 31, 2002:

                  The company has various mortgages and construction loans payable aggregating $6,755,050 at March 31, 2002. These amounts are payable at various times ranging through 2002 and 2003, bearing interest at various rates ranging from 7% through 14% per year. The mortgages and construction notes are secured by the land and buildings held for development by the Company.

NOTE 8-           COMMITMENTS AND CONTINGENCIES
                  -----------------------------

                  Related Party Transactions
                  --------------------------

                  Prepaid Management Fees

                  Pursuant to a "Prepaid Management Agreement" between the Company and its President, dated September 29, 2000, the Company prepaid management fees to the President in the amount of $302,000. This fee was to be amortized by the Company commencing January 1, 2001 and for the next five years. As of March 31, 2002, this fee was repaid by the President in the form of common stock of Genesis Capital Corporation of Nevada. The valuation of the stock is reflected at fair market value on the condensed consolidated balance sheet at $523.

NOTE 9-           ACQUISITIONS
                  ------------

                  On February 10, 2000, the Company acquired MAS XV Acquisitions Corp. for 1,000,000 shares of its common stock and an additional $500,000 for fees. This acquisition was handled as a purchase method of accounting for business combination

                  On April 1, 2000, the Company acquired 80% of the Encore Services, Inc. for 250,000 common shares of its stock.

                  On May 8, 2001, the Company merged with Connecticut Acquisition Corp. No. 1 upon the acquisition of a parcel of land in Hebron, Connecticut. This parcel of land was subsequently conveyed on October 31, 2001 to Genesis Capital Corporation of Nevada, an entity related to the Company through common officers and directors.

                  DC Power merged into the Company on November 1, 2001.

NOTE 10-          STOCKHOLDERS' EQUITY
                  --------------------

                  As of March 31, 2002 and September 30, 2001, there were 1,500,000,000 authorized shares, and 1,938,566,046 and
                  1,095,300,351 issued and outstanding shares of the Company's common stock with a par value of $.001. The Company upon acceptance of its board resolution, has submitted the required forms to increase the number of authorized shares. It is pending approval.

                  As of March 31, 2002 and September 30,2001, there were 2,000,000 authorized shares and 1,000,000 issued and outstanding shares of the Company's Class A Voting common stock with a par value of $.001.

                  The shares of common stock issued for the six months ended March 31, 2002 relate to the debenture conversions.

NOTE 11-          INCOME TAXES
                  ------------

                  There was no income tax benefit recognized at December 31, 2001 and 2000.

                  The net deferred tax assets in the accompanying condensed consolidated balance sheets include benefit of utilizing net operating losses, however due to the uncertainty of utilizing the net operating losses, an offsetting valuation allowance has been established.

NOTE 12-          GOING CONCERN
                  -------------

                  As shown in the accompanying condensed consolidated financial statements, the Company incurred substantial net losses for the years ended September 30, 2001 and 2000 as well as for the six months ended March 31, 2002. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company's ability to continue as a going concern.

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

The following is a discussion of the consolidated financial condition and results of operations of the Company for the three and six months ended March 31, 2002 and 2001, which should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included elsewhere in this Report.

THE MANAGEMENT'S DISCUSSION AND ANALYSIS PRESENTED BELOW REFLECTS CERTAIN RESTATEMENTS TO OUR PREVIOUSLY REPORTED RESULTS OF OPERATIONS FOR THE SIX AND THREE MONTH PERIODS ENDED MARCH 31, 2002.

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

Beginning in the fiscal year ended September 30, 1999, we initiated a program of acquisition of properties suitable for development as multifamily housing or multiple unit single family development tracts. Since 1999, we have purchased four tracts with the intention of building from 60 to 72 apartment units on each tract and a 120 acre citrus grove for single family home development. In April 2000 we acquired Encore Services, Inc., a general construction contractor. We have four multifamily apartment projects and one single family home subdivision development project.

Results of Operations

         For the three and six months ended March 31, 2002, we incurred losses of $77,954 and $141,350, respectively, compared to losses of $95,545 and $450,235 for the comparable 2001 periods. The Company's expense for professional fees and compensation constitute a substantial portion of the Company's operating expenses. While the professional fees and compensation expenses remain fairly constant for the three months ended March 31, 2001 and 2002, for the six month periods ended March 31, 2001 and 2002, the Company's professional fees and compensation expenses decreased from $346,514 to $123,593, primarily as a result of a decrease in fees related to the Company's financing activities. The decrease in professional fees and compensation expenses is largely attributable to a decrease in the Company's financing activities in the six months ended March 31, 2002, compared to its financing activities in the comparable 2001 period. The Company also substantially decreased its management fees in 2002, and incurred no management fees for the three months ended March 31, 2002, compared to $16,357 in management fees for the three months ended March 31, 2001.

         Our results of operations for the three-month period ended March 31, 2002, reflect adjustments and nonrecurring items of both revenue and cost, as well as costs of financing activities. Management does not believe these results are indicative of the Company's future revenues or expenditures, although there can be no assurance that the Company's operating results will improve in the future.

         The Company had a net loss of $1,154,108 in the six months ended March 31, 2002, and a net loss of $1,106,453 for the three months ended March 31, 2002, compared to losses of $467,627 and $111,468 for the comparable 2001 periods. Some of the changes in net loss between the 2002 periods compared to the 2001 periods result from a decrease in operating losses. However, the Company also experienced an unrealized loss on investment securities of $1,029,499 in the three months ended March 31, 2002, as a consequence of the sale of real property to an affiliate, Genesis Capital Corporation ("GNCP"), in consideration of shares of GNCP restricted common stock valued for purposes of the transaction at $2,000,000 but having a market value at March 31, 2002, of $2,000. At the time of the real estate transaction between these parties, the parties valued GNCP common stock at $.10 per share, which valuation was based upon the market price of GNCP's common stock then prevailing. Subsequent to the completion of the real estate transaction, GNCP's common stock price declined very substantially. Although under the agreement of sale between the parties GNCP is required to supply additional shares of its common stock to the Company so that the Company will realize proceeds of $2,000,000 from the sale of GNCP stock, the ability of the Company to realize that amount, or any comparable amount, is in doubt. Accordingly, the Company's statement of operations reflects the unrealized loss on investment securities of $1,029,499.

The Company's ability to operate at a profit is dependent upon the successful completion of its existing projects, the sale of those projects before or upon completion, the sale of individual units within the projects, and the initiation of new real estate or other projects. The Company has invested substantial funds in its existing projects, but was not been able to realize material profits from any of these projects. Further, our Conquistador Plaza project has been subject to substantial delays due to the inability of the Company's former contractor, whose president was a director of our Company, to meet completion schedules. The delays in construction caused the Company to commence financing construction loan interest from its own resources, rather than from construction loan proceeds, and to terminate the project's contractor.

On April 18, 2002, the Company's Conquistador Plaza, Inc., subsidiary received a notice of default from counsel to its lender. The notice cited violations of loan covenants by Conquistador Plaza, Inc., specifically those relating to the proceeds of the construction loan's being insufficient to complete construction of that company's project. The notice of default also cited the termination of work on the project for a period of more than twenty days. As a consequence of the defaults by Conquistador Plaza, Inc., the lender accelerated and declared due and payable the entire indebtedness of Conquistador Plaza, Inc., of $3,205,317.89, and advised Conquistador Plaza, Inc., that the lender would take action to protect its interest if the entire balance due were not received by May 19, 2002. Although the Company is not liable on the Conquistador Plaza, Inc., loan, the Company has invested substantial funds in the development of the Conquistador Plaza project and would lose its investment were the lender to foreclose on its mortgage on that project. In order to repay the lender, the Company is actively searching for a buyer for the project. Although the Company believes that it will find a buyer on a timely basis, there can be no assurance that it will be able to do so or, even if it does do so, that the Company will be able to recover all or any part of its investment in the project or make a profit from the sale, should it occur.

Liquidity and Capital Resources

In the six-month period ended March 31, 2002, the Company used net cash of $1,479,762 in operating activities, compared to $2,720,104 in the comparable 2001 period. The Company acquired $1,349,718 of real estate holdings in the six-month period ended March 31, 2002, compared to real property acquisitions of $2,458,348 in the comparable 2001 period, as the Company continued at a diminished rate its business plan to develop, construct and own multifamily housing. In the six months ended March 31, 2002, the Company met its cash requirements substantially from net proceeds of $499,956 from the issuance of common stock and the sale of debentures. The Company realized net proceeds of $1,583,259 from financing activities in the six months ended March 31, 2002, compared to $2,795,493 in the comparable 2001 period, as the Company's proceeds from debentures and common stock issuances, and also from notes and mortgages payable, decreased substantially in the six months ended March 31, 2002, compared to the period ended March 31, 2001.

At March 31, 2002, the Company had stockholders' equity of $2,890,787 compared to stockholders' equity of $3,685,094 at September 30, 2001. The decrease in stockholders' equity resulted primarily as a consequence of the Company's deficit of $3,172,910 at March 31, 2002, compared to a deficit of $2,018,802 at September 30, 2001. Although the Company issued significant shares of its common stock in the six month period ended March 31, 2002, the Company's continuing losses, and in particular the Company's expense related to the decrease in value of its GNCP stock received on sale of real property to GNCP, resulted in a substantial decrease in stockholders' equity from September 30, 2001, to March 31, 2002.

The Company's ability to meet its continuing operating expenses depends, in substantial part, upon its ability to continue to raise capital through the sale of debt or equity directly or its subsidiaries; through construction and permanent mortgage financing; through the completion and sale, or sale prior to completion, of the Company's real estate projects; and through the sale of land purchased, but not developed, by the Company. In the likely event that the Company will be forced to sell certain or all of its projects prior to completion or, with respect to undeveloped property, prior to the time at which the Company could benefit from any increase in the value of those properties, such should increase occur, the Company's profit, if any, from its real estate activities would be materially adversely affected. There can be no assurance that the Company will be able to raise additional capital on a debt or equity basis, or obtain mortgage financing, to complete any of its projects under development, or to sell any completed development projects (should they be completed) or land purchased for resale or development at a profit.

From time-to-time the Company has entered into agreements with unrelated third parties for the sale of a property. However, all such agreements contain customary contingencies, such as financing or governmental approval contingencies, which the Company believes are sufficiently material as to make uncertain the ability of the Company to complete these sales. As of the date of this Report, the Company does not have an agreement of sale without unsatisfied contingencies.

As described under the caption "Results of Operations," above, the Company may lose its investment in the Conquistador Plaza Apartments development which it has carried on through its Conquistador Plaza, Inc., subsidiary if that Company's mortgage lender commences and successfully completes an action to foreclose on the lender's mortgage on that property prior to the completion of a sale by the Company.

In December 2001, the Company filed an Information Statement on Schedule 14C with the Securities and Exchange Commission to increase its authorized shares of common stock, among other things, but has not been able to obtain the Commission's approval of the Information Statement nor, consequently, increase its authorized shares. Pending resolution of this matter, the Company will not be able to realize any proceeds from the sale of its convertible debentures, other debt, or equity. Even if the Company were able to increase its authorized capital, there can be no assurance that the Company would be able to raise additional capital on a debt or equity basis, or to obtain mortgage financing, to complete any of its projects under development (should they be completed), or land purchased for resale or development at a profit. Further, although the Company from time-to-time enters into agreements for the sale of its properties, there can be no assurance that the Company will be successful in completing any of these agreements of sale, all of which are subject to material contingencies, including, but not limited to financing and local governmental approvals.

The Company believes that it has sufficient cash resources, together with anticipated income from the sale of real properties, to maintain operations for a period of at least twelve months. However, to provide additional cash for operations and to grow the Company's business, we intend to continue to raise capital from the sale of our debt or equity on a private basis. We also intend to acquire additional financing from the proceeds of mortgage funding. The Company's cash requirements will depend, in substantial part, upon the availability of real estate acquisition opportunities and the amount necessary to continue funding its real estate development projects. There can be no assurance that any funds required by the Company for these purposes, or to meet its operating requirements, will be available or, if they are, that they will be available on acceptable terms and at such times as the Company requires such capital.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         In the ordinary course of business, the Company and its subsidiaries are involved in legal proceedings incidental to our operations. The Company and its subsidiaries are not currently involved in any legal proceedings that management believes would have a material adverse effect on the operations or financial condition of the Company and its subsidiaries taken as a whole. See, however, the discussion under Item 2, "Management's Discussion and Analysis or Plan of Operation," with respect to the probable commencement of foreclosure proceedings on the Company's Conquistador Plaza project.

Item 2.  Changes in Securities and Use of Proceeds

                  None.

Item 3.  Defaults Upon Senior Securities

                  None.

Item 4.  Submission of Matters to a Vote of Security Holders

                  None.

Item 5.  Other Information

                  None.

Item 6.  Exhibits and Reports on Form 8-K

         A.       Exhibits.
                  --------
                  None.

         B.       Reports on Form 8-K
                  1. The Company filed a Report on Form 8-K on January 10, 2002, with respect to the acquisition or disposition of assets (Item 2).
                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

                                    NATIONAL RESIDENTIAL PROPERTIES, INC.
                                    (Registrant)


Dated: May 15, 2002                 By:/s/ RICHARD ASTROM
                                       ----------------------------------------
                                       Richard Astrom, President
                                       and Chief Executive Officer