Form 10QSB
period 2002-06-30
NATIONAL RESIDENTIAL PROPERTIES NV INC
filed 2004-01-08
CIK 1096840

--------------------------------------------------------------------------------
                                  UNITED STATES
                             WASHINGTON, D.C. 20549
                       SECURITIES AND EXCHANGE COMMISSION
                                  ------------

                                   FORM 10-QSB

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                                 ---------------

                                     0-27159

                            (COMMISSION FILE NUMBER)

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                                  ------------

                      NATIONAL RESIDENTIAL PROPERTIES, INC.


             (Exact Name of Registrant as Specified in its Charter)

            NEVADA                                              65-0439467
(State or Other Jurisdiction                              (I.R.S. Employer
of Incorporation)                                         Identification Number)
                                  6915 RED ROAD
                                   SUITE #222
                           CORAL GABLES, FLORIDA 33143
                                 (305) 666-6565

               (Address, including zip code, and telephone number,
                  of registrant's principal executive offices)
                                  ------------

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No |_|.

         As of January 8, 2004, there were 1,938,566,046 shares of the Registrant's Common Stock, $.001 par value per share, outstanding.

         Transitional Small Business Disclosure Format (Check one): Yes |_| No X

--------------------------------------------------------------------------------

                      NATIONAL RESIDENTIAL PROPERTIES, INC.
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                TABLE OF CONTENTS


PART I  FINANCIAL INFORMATION................................................  5
         ITEM 1.  Financial Statements.......................................  5
         ITEM 2.  Management's Discussion and Analysis or Plan of Operation.. 25
         RISK FACTORS........................................................ 37
         ITEM 3.  Controls and Procedures.................................... 39
PART II OTHER INFORMATION.................................................... 40
         ITEM 1.  Legal Proceedings.......................................... 40
         ITEM 2.  Changes In Securities...................................... 40
         ITEM 3.  Defaults Upon Senior Securities............................ 42
         ITEM 4.  Submission of Matters to a Vote of Security Holders........ 43
         ITEM 5.  Other Information.......................................... 43
         ITEM 6.  Exhibits and Reports on Form 8-K........................... 43
         SIGNATURES.......................................................... 44


         THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ASSUMPTIONS, ESTIMATES AND PROJECTIONS ABOUT THE COMPANY AND ITS INDUSTRY. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. FORWARD-LOOKING STATEMENTS ARE SUBJECT TO KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE, ACHIEVEMENTS AND PROSPECTS TO BE MATERIALLY DIFFERENT FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON EVEN IF NEW INFORMATION BECOMES AVAILABLE OR OTHER EVENTS OCCUR IN THE FUTURE.

RESTATEMENT INFORMATION

         National Residential Properties, Inc., a Nevada corporation (the "COMPANY"), in consultation with its independent accountants, is presenting its consolidated financial statements for its fiscal year ended September 30, 2002 in an annual report on Form 10-KSB being filed concurrently with this quarterly report. The effect of the presentation included in this annual report is to restate financial information presented for the periods ended September 30, 2001, December 31, 2001 and March 31, 2002 and the effect of the presentation included in this quarterly report on Form 10-QSB is to restate financial information presented for the period ended June 30, 2001. As the effects of this restatement are being reflected in the annual report, the Company does not plan to file an amended annual report for the fiscal year ended September 30, 2001 or amended quarterly reports for the periods ended June 30, 2001, December 31, 2001 and March 31, 2002. The following is a summary of the cumulative effect of the restatement of the Company's net loss for the periods ended December 31, 2001 and March 31, 2002 as well as for the year ended September 30, 2001:

NET LOSS FOR THE YEAR ENDED SEPTEMBER 30, 2001

     NET LOSS, AS PREVIOUSLY STATED                              $(583,644)

          Amortization of discount on debenture conversions     (1,129,866)
          Legal fees - debentures                                  (60,000)
          Fees - investors                                        (640,865)
                                                               ------------

     NET LOSS, AS RESTATED                                     $(2,414,375)
                                                               ============

NET LOSS FOR THE PERIOD ENDED DECEMBER 31, 2001

     NET LOSS, AS PREVIOUSLY STATED                               $(47,655)

          Amortization of discount on debenture conversions (100,480) Interest expense - debentures (4,922) Fees - investors (68,735) Revenue - sales of property 90,762 Cost of sales - sales of property (40,963) Reversal of gain on sale of property (15,741)
                                                               ------------

     NET LOSS, AS RESTATED                                       $(187,734)
                                                               ============

NET LOSS FOR THE PERIOD ENDED MARCH 31, 2002
     THREE MONTHS ENDED MARCH 31, 2002
        NET LOSS, AS PREVIOUSLY STATED                                       $(1,106,453)

          Amortization of discount on debenture conversions
          Interest expense - debentures                                           (5,887)
          Additional management compensation                                    (372,851)
          Reclassification of unrealized losses on investment securities         804,952
                                                                             ------------

        NET LOSS, AS RESTATED                                                  $(680,239)
                                                                             ============

     SIX MONTHS ENDED MARCH 31, 2002
        NET LOSS, AS PREVIOUSLY STATED                                       $(1,154,108)

          Amortization of discount on debenture conversions                     (100,480)
          Interest expense - debentures                                          (10,809)
          Fees - investors                                                       (68,735)
          Revenue - sales of property                                             90,762
          Cost of sales - sales of property                                      (40,963)
          Reversal of gain on sale of property                                   (15,741)
          Additional management compensation                                    (372,851)
          Reclassification of unrealized losses on investment securities         804,952
                                                                             ------------

        NET LOSS, AS RESTATED                                                  $(867,973)
                                                                             ============

                                     PART I
                                     ------
                              FINANCIAL INFORMATION
                              ---------------------

ITEM 1.   FINANCIAL STATEMENTS

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2002
                                   (UNAUDITED)

                                     ASSETS
                                     ------
               Cash and cash equivalents                                     $   39,254
               Inventory - real estate holdings                               9,824,008
               Land sale receivable                                           1,505,000
               Fixed assets, net of depreciation                                 10,207
               Prepaid management fee and other                                 222,987
               Mortgage receivable and other                                    104,933
               Investment securities                                              2,523
               Deposits                                                           6,725
                                                                           ------------

                    TOTAL ASSETS                                            $11,715,637
                                                                           ============





















The accompanying notes are an integral part of the condensed consolidated financial statements.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                  JUNE 30, 2002
                                   (UNAUDITED)


         LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY (DEFICIT)
         ----------------------------------------------------------------
           LIABILITIES
               Deferred revenue on sale of land                              $1,460,978
               Accounts payable and accrued expenses                             71,657
               Loan payable - other                                             434,945
               Debentures payable                                               299,202
               Notes and mortgages payable                                    6,304,441
                                                                           ------------
                    TOTAL LIABILITIES                                         8,571,223
                                                                           ------------
           TEMPORARY EQUITY                                                   4,417,938
                                                                           ------------
           STOCKHOLDERS' EQUITY (DEFICIT)


           Common Stock, $.001 Par Value; 1,000,000 shares authorized and
               1,000,000 shares issued and outstanding                            1,000

           Common  Stock  Class  A  Voting,   $.001  Par  Value;  0  shares
               authorized and 0 shares issued and outstanding                         -

           Additional Paid-in Capital                                         3,606,580
           Deficit                                                           (4,881,104)
                                                                           ------------
                    TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                     (1,273,524)
                                                                           ------------
           TOTAL LIABILITIES, TEMPORARY EQUITY AND
           STOCKHOLDERS' EQUITY (DEFICIT)                                   $11,715,637
                                                                           ============
















The accompanying notes are an integral part of the condensed consolidated financial statements.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            FOR THE NINE AND THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)
                                                                     NINE MONTHS ENDED                 THREE MONTHS ENDED
                                                               JUNE 30, 2002     JUNE 30, 2001     JUNE 30, 2002    JUNE 30, 2001
                                                               -------------     -------------     -------------    -------------
OPERATING REVENUES
   Revenue                                                      $    155,116       $    48,559       $    21,452      $    21,972

COST OF SALES                                                         40,963                 -                 -                -
                                                               -------------     -------------     -------------    -------------
GROSS PROFIT                                                         114,153            48,559            21,452           21,972
                                                               -------------     -------------     -------------    -------------
OPERATING EXPENSES
   Management fees                                                    39,271           133,849            13,090           18,249
   Professional fees and compensation expenses                       697,808           207,720           145,720           49,008
   Advertising                                                         3,258            25,541               140           11,889
   Travel and automobile expenses                                     18,650            23,572             7,241            1,442
   Telephone and utilities                                             7,679            10,675             1,744            5,385
   Real estate taxes and property maintenance                          9,327            30,842             3,928           12,844
   Office expenses                                                    18,788            15,112             6,207           10,815
   Miscellaneous                                                       9,810            11,342             1,747            3,362
   Depreciation and amortization                                       1,596             3,123               532              532
                                                               -------------     -------------     -------------    -------------
       TOTAL OPERATING EXPENSES                                      806,187           461,776           180,349          113,526
                                                               -------------     -------------     -------------    -------------
 LOSS BEFORE OTHER INCOME (EXPENSE)                                 (692,034)         (413,217)         (158,897)         (91,554)
                                                               -------------     -------------     -------------    -------------
OTHER INCOME (EXPENSE)
   Amortization of discount on debenture conversions               (100,480)                                   -
   Unrealized loss on investment securities                        (224,547)                 -                 -                -
   Interest expense                                                 (16,760)          (24,633)           (5,951)                -
   Interest income                                                     2,250            12,229             1,250            5,670
                                                               -------------     -------------     -------------    -------------
       TOTAL OTHER INCOME (EXPENSE)                                (339,537)          (12,404)           (4,701)            5,670
                                                               -------------     -------------     -------------    -------------
NET LOSS BEFORE PROVISION FOR INCOME TAXES                    $  (1,031,571)     $   (425,621)     $   (163,598)     $   (85,884)
PROVISION FOR INCOME TAXES                                                 -                 -                 -                -
                                                               -------------     -------------     -------------    -------------
NET LOSS APPLICABLE TO COMMON SHARES                          $  (1,031,571)     $   (425,621)     $   (163,598)     $   (85,884)
                                                               =============     =============     =============    =============
NET LOSS PER BASIC AND DILUTED SHARES                          $   (1.03157)     $   (0.00160)     $   (0.16360)    $   (0.00012)
                                                               =============     =============     =============    =============
WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING                                            1,000,000       265,669,490         1,000,000      720,643,338
                                                               =============     =============     =============    =============





The accompanying notes are an integral part of the condensed consolidated financial statements.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                              (DEFICIT) (UNAUDITED)
                     FOR THE NINE MONTHS ENDED JUNE 30, 2002


                                                                       CLASS A         ADDITIONAL
                                           COMMON STOCK             COMMON STOCK         PAID-IN     ACCUMULATED
                                        SHARES        AMOUNT      SHARES     AMOUNT      CAPITAL       DEFICIT       TOTALS
                                     -------------  ----------   ---------   --------  -----------  ------------    ----------
September 30, 2001, as previously
reported                             1,095,300,351  $1,095,299   1,000,000   $  1,000  $ 4,607,597  $ (2,018,802)   $3,685,094

Reclassification of shares to
temporary equity - See Note 11      (1,094,300,351) (1,094,299) (1,000,000)   (1,000)  (1,001,017)              -  (2,096,316)

Prior period adjustment, Note 17                 -           -           -          -            -    (1,830,731)  (1,830,731)
                                     -------------  ----------   ---------   --------  -----------  ------------    ----------
September 30, 2001, as restated          1,000,000       1,000           -          -    3,606,580    (3,849,533)    (241,953)

Net loss, as previously reported                 -           -           -          -            -       (47,655)     (47,655)

Prior period adjustment, Note 17                 -           -           -          -            -      (140,079)    (140,079)
                                     -------------  ----------   ---------   --------  -----------  ------------    ----------
December 31, 2001, as restated           1,000,000       1,000           -          -    3,606,580    (4,037,267)    (429,687)

Net loss, as previously reported                 -           -           -          -            -    (1,106,453)  (1,106,453)

Prior period adjustment, Note 17                 -           -           -          -            -        426,214      426,214
                                     -------------  ----------   ---------   --------  -----------  ------------    ----------
March 31, 2002, as restated              1,000,000       1,000           -          -    3,606,580    (4,717,506)  (1,109,926)

Net loss                                         -           -           -          -            -      (163,598)    (163,598)

June 30, 2002                            1,000,000   $   1,000           -     $    -  $ 3,606,580  $ (4,881,104)  $(1,273,524)
                                     =============  ==========   =========   ========  ===========  ============    ==========

















The accompanying notes are an integral part of the condensed consolidated financial statements.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
              STATEMENT OF CHANGES IN TEMPORARY EQUITY (UNAUDITED)
                     FOR THE NINE MONTHS ENDED JUNE 30, 2002

                                                                       CLASS A                        ADDITIONAL
                                            COMMON STOCK             COMMON STOCK                      PAID-IN
                                        SHARES        AMOUNT      SHARES     CAPITAL    DISCOUNT       CAPITAL        TOTALS
                                     -------------  ----------   ---------   --------  -----------  ------------    ----------
Balance, September 30, 2001, as
previously reported                              -     $      -          -     $    -     $      -       $       -     $      -

Reclassification of shares to        1,094,300,351    1,094,299  1,000,000      1,000            -       1,001,017    2,096,316
temporary equity - See Note 11

Prior period adjustment, Note 17                 -            -          -          -            -       1,830,731    1,830,731
                                     -------------  ----------   ---------   --------  -----------  ------------    ----------
Balance, September 30, 2001, as
restated                             1,094,300,351    1,094,299  1,000,000      1,000            -       2,831,748    3,927,047

Common stock issued for debt
conversion, interest expense and
discount on convertible debentures
for quarter ended December 31, 2001    843,265,695      843,267          -          -    (687,311)         334,935      490,891
                                     -------------  ----------   ---------   --------  -----------  ------------    ----------

Balance, June 30, 2002               1,937,566,046  $ 1,934,566  1,000,000   $  1,000  $ (687,311)    $  3,166,683  $ 4,417,938
                                     =============  ==========   =========   ========  ===========  ===========     ==========
























The accompanying notes are an integral part of the condensed consolidated financial statements.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)

                                                                        2002              2001
                                                                        ----              ----
CASH FLOW FROM OPERATING ACTIVITIES
    Net loss                                                      $ (1,031,571)     $   (425,621)
                                                                  -------------     -------------
    Adjustments to reconcile net loss to net cash
      used in operating activities

      Amortization of discount on convertible debentures                100,480                 -
      Depreciation and amortization                                       1,596             3,123
      Management compensation                                           359,760                 -
      Unrealized loss on investment securities                          224,547                 -
      Distribution of property and equipment                                  -            31,147

CHANGES IN ASSETS AND LIABILITIES
    (Increase) in inventory - real estate holdings                  (2,024,516)       (3,459,780)
    (Increase) in deposits                                              (1,350)                 -
    Decrease in prepaid expenses and other assets                        70,115            12,472
    Increase in accounts payable and accrued expenses                    52,605            36,444
                                                                  -------------     -------------
    Total adjustments                                               (1,216,763)       (3,376,594)
                                                                  -------------     -------------
    NET CASH (USED IN) OPERATING ACTIVITIES                         (2,248,334)       (3,802,215)

CASH FLOWS FROM INVESTING ACTIVITIES
    Loans to officers, net                                            (145,663)                 -
    (Increase) in mortgage and notes receivable                        (46,108)         (216,925)
                                                                  -------------     -------------
    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES               (191,771)         (216,925)
                                                                  =============     =============

















The accompanying notes are an integral part of the condensed consolidated financial statements.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)

                                                                       2002          2001
                                                                       ----          ----
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from debentures and common stock issuances, net          $ 460,000    $1,101,960
  Loans to others                                                     434,945             -
  Net change in temporary equity                                      155,956             -
  Net change in notes and mortgages payable                         1,347,694     3,055,782
                                                                    ---------     ---------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                       2,398,595     4,157,742
                                                                    ---------     ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (41,510)       138,602

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                        80,764       137,990
                                                                    ---------     ---------
CASH AND CASH EQUIVALENTS - END OF PERIOD                             $39,254      $276,592
                                                                    =========     =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE YEAR FOR:
  Interest expense                                                    $     -      $ 24,633
                                                                    =========     =========
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
  Issuance of common stock for:

   Services                                                           $     -     $ 134,170
                                                                    =========     =========
   Debt conversions                                                 $ 160,798     $ 825,000
                                                                    =========     =========
   Accounts payable and accrued expenses associated with debentures  $ 73,657        $    -
                                                                    =========     =========
   Amortization of discount on convertible debentures               $ 100,480        $    -
                                                                    =========     =========
  Other:

   Mortgage assumed                                                 $ 315,000        $    -
                                                                    =========     =========
   Investments received                                             $ 227,070        $    -
                                                                    =========     =========
   Distribution of automobile                                         $     -      $ 31,147
                                                                    =========     =========







The accompanying notes are an integral part of the condensed consolidated financial statements.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001
                                   (UNAUDITED)

NOTE 1 -          ORGANIZATION AND BASIS OF PRESENTATION
                  --------------------------------------

                  The condensed consolidated unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the restated September 30, 2001 audited consolidated financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

                  These condensed consolidated unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the consolidated operations and cash flows for the periods presented.

                  National Residential Properties, Inc. (the "Company"), was originally incorporated in the State of Nevada on October 18, 1971 under the name of Mister Las Vegas, Inc. On December 15, 1994, the Company merged with a privately owned company, National Rehab Properties, Inc., a Florida corporation formed on October 1, 1993. The surviving Nevada corporation changed its name to National Rehab Properties, Inc. and became authorized to conduct business in the State of Florida on August 17, 1995. On October 10, 2000, the Company changed its name to National Residential Properties, Inc.

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

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001
                                   (UNAUDITED)



NOTE 1 -          ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)
                  --------------------------------------------------

                  Beginning in the fiscal year ending September 30, 1999, the Company initiated a program of acquisition of properties suitable for development as multifamily housing or multiple unit single family development tracts. Since 1999, the Company has purchased four tracts with the intention of building from 60 to 72 apartment units on each tract and one twenty acre citrus grove for single family home development. In April 2000, the Company acquired 80% of Encore Services, Inc. ("Encore Services").

                  On May 4, 2001, the Company's wholly-owned subsidiary, Connecticut Acquisition Corp. No. 1, ("Connecticut Acquisition") entered into a joint venture to develop a parcel of land located in Hebron, Connecticut, (the "Hebron Parcel") as a senior adult community pursuant to a land development agreement with Mr. Nathan Kahn and various entities controlled by Mr. Nathan Kahn. The objective of this development was to either sell developed lots to builders, or erect dwellings themselves.

                  Mr. Kahn's entities had obtained options to purchase and develop other properties, and the Kahn entities advised that they would need additional funding to pay for the expenses in connection with the obtaining and maintenance of these options.

                  The land development agreement called for Connecticut Acquisition to fund the initial costs of acquisition and development, and, after deduction of expenses from gross revenues, profits would be divided 50-50 between the parties.

                  In contemplation of the financing of this project, on April 12, 2001, Connecticut Acquisition, obtained a loan from accredited investors evidenced by its 8% Series A Senior Subordinated Convertible Redeemable Debentures due April 13, 2003 (the "Connecticut Acquisition Debentures"), which were convertible from time to time into shares of Connecticut Acquisition's Class A Common Stock. On May 8, 2001, following the acquisition of the Hebron Parcel, Connecticut Acquisition was merged into the Company. As a result, all rights and obligations of Connecticut Acquisition inured to the benefit of and became binding upon the Company. Pursuant to the merger, the Connecticut Acquisition Debentures were surrendered and canceled, and new debentures, identical to the Connecticut Acquisition Debentures, together with accompanying conversion rights into authorized but unissued shares of the Company's common stock, par value $.001 per share ("NRES Common Stock"), were issued by the Company to the holders of the Connecticut Acquisition Debentures.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001
                                   (UNAUDITED)



NOTE 1 -        ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)
                --------------------------------------------------

                  Pursuant to an agreement executed on December 26, 2001, made effective as of October 31, 2001 and a Statutory Warranty Deed dated October 31, 2001, the Company sold to Senior Adult Lifestyle, Inc. ("Senior Adult Lifestyle") an entity which may be deemed an affiliate of the Company, all of the rights, title and interest in (i) the Hebron Parcel; and (ii) contracts to purchase certain parcels of real property in Watertown, New Milford, Granley and East Windsor, Connecticut. As additional consideration for the conveyance to Senior Adult Lifestyle, the Company received on February 1, 2002, 20 million shares of common stock of Genesis Capital Corporation of Nevada ("Genesis"), the parent of Senior Adult Lifestyle. These shares were based on a value of $0.10 per share, the value the stock was trading for in December 2001, for an agreed consideration of $2 million. Should the value at the earlier of (a) the time the Company sells these shares or (b) the expiration of three years from the date of the conveyance fall below $2 million, Genesis was required to issue to the Company, additional shares of Genesis Common Stock to make up the difference in value. The value of the Genesis Common Stock was $.009 ($180,000) on February 1, 2002.

                  On October 17, 2001, the Company's other wholly-owned subsidiary, DC Power Products Acquisition Corp., ("DC Power"), obtained a loan from accredited investors evidenced by its 8% Series A Senior Subordinated Convertible Redeemable Debentures due October 17, 2003 (the "DC Power Debentures"), which were convertible from time to time into shares of DC Power's common stock. DC Power was merged into the Company on November 1, 2001. As a result, all rights and obligations inured to the benefit of and became binding upon the Company.

                  Pursuant to the merger, the DC Power Debentures were surrendered and canceled, and new debentures, identical to the DC Power Debentures, together with accompanying conversion rights into authorized but unissued shares of the Company's common stock ("NRES Common Stock"), were issued by the Company to the holders of DC Power's debentures.

                  The Company has restated its audited consolidated financial statements for September 30, 2001, and their unaudited condensed consolidated financial statements for December 31, 2001 and March 31, 2002. These financial statements include the adjustments for certain expenses not previously recognized. The Company recognized $372,851 of management compensation in the March 31, 2002 quarter, income of $804,952 from the reclassification of unrealized losses on investment securities, and an additional $5,887 in interest expense attributable to the debentures. Additionally, there were certain reclassifications of balance sheet items that did not effect stockholders' equity (deficit) at March 31, 2003.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001
                                   (UNAUDITED)



NOTE 1 -        ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)
                --------------------------------------------------

                  For the quarter ended December 31, 2001, the Company is also reporting $100,480 of amortization of discount on debenture conversions and $73,657 of professional fees and interest associated with the debentures. The Company recognized $34,058 of income from the sale of inventory in the quarter ended December 31, 2001.

                  The Company, in accordance with SFAS 115, reflected the permanent decline in its marketable equity securities.

                  The net effect was to decrease the loss for the six months ended March 31, 2002 by $286,135, from $1,154,108 to $867,973.

                  Moreover, the Company has reclassified its balance sheet to reflect the temporary equity account from permanent stockholders' equity (deficit) (See Note 11).


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

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001
                                   (UNAUDITED)


NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
                  ------------------------------------------------------

                  REVENUE AND COST RECOGNITION (CONTINUED)
                  ----------------------------------------

                  The Company recorded the sale of property to Genesis Capital Corporation of Nevada under the cost recovery method. When this method is used, no profit is recognized on the sales transaction until the cost of the property sold is recovered (See Note 1).

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

                  FIXED ASSETS
                  ------------

                  Equipment and other assets are stated at cost. Depreciation is computed primarily using the straight-line method over the estimated useful life of the assets.

                  Equipment and other                     3 to 5 Years

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

                  ADVERTISING
                  -----------
                  Costs of advertising are expensed as incurred. Advertising costs were $3,258 and $25,541 for the nine months ended June 30, 2002 and 2001, respectively.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001
                                   (UNAUDITED)

NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
                  ------------------------------------------------------

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

                  The following is a reconciliation of the computation for basic and diluted EPS:

                                                                June 30,          June 30,
                                                                  2002              2001
                                                                  ----              ----
                  Net Loss                                   ($1,031,571)       ($ 425,621)
                                                              -----------        ----------

                  Weighted-average common shares
                    outstanding (Basic)                        1,000,000         265,669,490

                  Weighted-average common stock equivalents:
                        Stock options                                  -                 -
                        Warrants                                       -                 -

                  Weighted-average common shares
                      outstanding (Diluted)                    1,000,000        265,669,490

                  Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive.

                  There are no options and warrants outstanding to purchase stock at June 30, 2002 and 2001.

                  INVESTMENT SECURITIES
                  ---------------------

                  Management determines the appropriate classification of investment securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The classification of those securities and the related accounting policies are as follows:

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001
                                   (UNAUDITED)

NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
                  ------------------------------------------------------

                  INVESTMENT SECURITIES (CONTINUED)
                  ---------------------------------

                  Trading securities: Trading securities are held for resale in anticipation of short-term fluctuations in market prices. Trading securities, consisting primarily of actively traded equity securities, are stated at fair value. Realized and unrealized gains and losses are included in income.

                  Available-for-sale securities: Available-for-sale securities consist of marketable equity securities not classified as trading securities. Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity unless the change in value is deemed permanent.

                  Dividends on marketable equity securities are recognized in income when declared. Realized gains and losses are included in income. Realized gains and losses are determined on the basis of the actual cost of the securities sold.

                  FAIR VALUE OF FINANCIAL INSTRUMENTS
                  -----------------------------------

                  The carrying amount reported in the condensed consolidated balance sheets for cash and cash equivalents, loans receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for notes and mortgages payable approximates fair value because, in general, the fair value of the notes and mortgages payable is estimated based on interest rates for the same or similar debt offered to the Company having the same or similar remaining maturities and collateral requirements.

                  RECLASSIFICATIONS
                  -----------------

                  Certain amounts for the nine months ended June 30, 2001 have been reclassified to conform with the presentation of the June 30, 2002 amounts. The reclassifications have no effect on net income for the nine months ended June 30, 2001.

NOTE 3 -          INVENTORY - REAL ESTATE HOLDINGS
                  --------------------------------

                  Inventory consists of residential single family homes held for resale and land held for development and is valued at the lower of cost or market value. Cost includes acquisition, renovation and carrying costs specifically identified with each unit.

NOTE 4 -          MORTGAGES RECEIVABLE AND OTHER
                  ------------------------------

                  Represents amounts due from individuals who purchased property from the Company. Amounts due at June 30, 2002 were $104,933.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001
                                   (UNAUDITED)

NOTE 5 -          LOANS RECEIVABLE - OFFICERS
                  ---------------------------

                  Amounts represent advances to and from the officers of the Company. The balance at June 30, 2002 is $-0-. Approximately $47,070 of the loans receivable were satisfied through an investment of common stock in an affiliated publicly trading company paid to the Company in February 2002. The Company has charged off the balance of the loans receivable as management compensation during the quarter ended March 31, 2002.

NOTE 6 -          FIXED ASSETS
                  ------------

                  Fixed assets consist of the following at June 30, 2002:


                       Office Equipment and other                $    20,663
                       Accumulated Depreciation                      (10,456)
                                                                 ------------

                                      Total                      $    10,207
                                                                 ===========


                  Depreciation expense was $1,596 and $3,123 for the nine months ended June 30, 2002 and 2001, respectively.

NOTE 7 -          MORTGAGES AND NOTES PAYABLE
                  ---------------------------

                  Mortgages and notes payable consist of the following at June 30, 2002:

                  The Company has various mortgages and construction loans payable aggregating $6,304,441 at June 30, 2002. The mortgages and notes payables are due at various times ranging through 2002 and 2003, bearing interest at various rates ranging from 7% through 14% per year. The mortgages and construction notes are secured by the land and buildings held for development by the Company.

NOTE 8 -          CONVERTIBLE DEBENTURES PAYABLE
                  ------------------------------

                  The Company has convertible debentures outstanding at June 30, 2002 in the amount of $299,202. These debentures accrue interest at 8% per annum. These debentures mature along with the related interest at November 2003. The debentures are convertible at the investors' discretion pursuant to the convertible debenture agreement.

                  Additionally, the Company recognized $100,480 of amortization of the discount on the debenture conversions for the nine months ended June 30, 2002.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001
                                   (UNAUDITED)

NOTE 9 -          RELATED PARTY TRANSACTIONS
                  --------------------------

                  Prepaid Management Fees and Compensation

                  Pursuant to a "Prepaid Management Agreement" between the Company and its President, dated September 29, 2000, the Company prepaid management fees to the President in the amount of $302,000. This fee was to be amortized by the Company commencing January 1, 2001 and for the next five years. Management fee expense was $39,271 and $133,849 for the nine months ended June 30, 2002 and 2001 respectively.

                  Leases

                  A company wholly owned by a minority shareholder of Encore Builders, Inc. provided office space to the Company through March 15, 2002.

                  The Company's officers periodically received interest-free advances form the Company. These advances have been satisfied as of June 30, 2002 (See Note 5).

NOTE 10 -         ACQUISITIONS
                  ------------

                  On February 10, 2000, the Company acquired MAS XV Acquisitions Corp. for 1,500,000 shares of its common stock valued at $.19 per share or $285,000. Additionally, on April 1, 2000, the Company acquired 80% of the Encore Services, Inc. for 250,000 common shares of its stock valued at $33,750. The Company expensed the entire amounts of these acquisitions because they were determined to have no value. Both companies had no assets or liabilities upon the purchase.

                  On May 8, 2001, the Company merged with Connecticut Acquisition upon the acquisition of the Hebron Parcel. The Hebron Parcel was subsequently conveyed on October 31, 2001 to Genesis, an entity related to the Company through common officers and directors.

                  DC Power merged into the Company on November 1, 2001. The Company currently has no operations.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001
                                   (UNAUDITED)


NOTE 11 -         CONTINGENCY/UNCERTAINTY
                  -----------------------

                  The Company has become aware that some or all of the changes to its capital structure were not validly adopted by the Company's board of directors, approved by the Company's shareholders, or filed with the Secretary of State of the State of Nevada as required by the laws of the State of Nevada. As a result, it appears that the Company never has been authorized to issue more than 1,000,000 shares of its common stock. All shares of the Company's common stock issued in excess of 1,000,000 shares appear to have been issued in excess of the Company's authorized amount. Therefore, these shares have been reclassified to temporary equity (See Note
                  12).

                  Additionally, the Company issued common stock above the Company's authorized amount and issued shares that at the time may not have been in compliance with the registration provisions of Section 5 of the Securities Act of 1933, as amended. The full impact of these items were unknown at this time. As a result, the Company had reclassified $3,927,047 to temporary equity as of September 30, 2001. Subsequent to September 30, 2001, the Company issued 843,265,695 shares of stock in connection with the conversion of debentures that have been classified as temporary equity. This resulted in an increase to temporary equity of $490,891 for the nine months and three months ended June 30, 2002. This account acts as a reserve for capital that the Company may be required to repay.

                  As per Note 17, the Company expects to reclassify certain amounts from temporary equity to permanent stockholders' equity after curing any overissuances of its common stock.

NOTE 12 -         TEMPORARY EQUITY
                  ----------------

                  The Company has recorded on its balance sheet a temporary equity account for those securities issued that may not be in compliance with the registration provisions of Section 5 of the Securities Act of 1933, as amended and for the issuance of common stock issued above its authorized amount. All related amounts that were previously included in common stock and additional paid-in capital of the permanent stockholders' equity (deficit) section have been reclassified to temporary equity as their redemption may not be solely within the control of the issuer. Temporary equity at June 30, 2002 and 2001, were $4,417,938 and $0, respectively. Substantially all the shares issued in connection with the conversion of debentures have been reclassified as temporary equity.


NOTE 13 -         STOCKHOLDERS' EQUITY (DEFICIT)
                  ------------------------------

                  As of June 30, 2002, there were 1,000,000 authorized shares, and 1,000,000 issued and outstanding shares of the Company's common stock with a par value of $.001.

                  The Company issued 843,265,695 shares of common stock for the nine months ended June 30, 2002. These shares are recorded in temporary equity (see Note 12). All of these shares were issued in excess of authorized limits.

                  As of June 30, 2002, there were 0 authorized shares and 0 issued and outstanding shares of the Company's Class A Voting common stock with a par value of $.001. (See Note 11).

                  The shares of common stock issued for the nine months ended June 30, 2002 relate to the debenture conversions.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001
                                   (UNAUDITED)

NOTE 14 -         INCOME TAXES
                  ------------

                  There was no income tax benefit recognized at June 30, 2002 and 2001.

                  The net deferred tax assets in the accompanying condensed consolidated balance sheet include benefit of utilizing net operating losses of approximately $1,952,442, however due to the uncertainty of utilizing the net operating losses, an offsetting valuation allowance has been established.

NOTE 15 -         GOING CONCERN
                  -------------

                  As shown in the accompanying condensed consolidated financial statements, the Company incurred substantial net losses for the nine and three months ended June 30, 2002, and 2001, as well as for the years ended September 30, 2001 and 2000. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company's ability to continue as a going concern.

                  Management also states that they are confident that they can improve operations and raise the appropriate funds to continue developing the properties being acquired.

                  The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 16 -         SUBSEQUENT EVENTS
                  -----------------

                  On August 2, 2002, Encore Builders filed suit against Conquistador Plaza, a subsidiary of the Company, in the Circuit Court of the Eleventh Judicial Circuit in Miami-Dade County, Florida seeking foreclosure of a mechanic's lien with respect to the Conquistador Plaza development. Conquistador Plaza retained Encore Builders to construct the Conquistador Plaza development. Encore Builders asserted Conquistador Plaza breached the January 30, 2001 construction contract between Encore Builders and Conquistador Plaza. Encore Builders asserted that $504,076.03 is due from Conquistador Plaza, Inc. and is seeking damages with interest, costs and attorneys fees. Encore Builders was bonded by Mountbatten Surety Company, Inc. On August 26, 2003, the parties stipulated for a full settlement of all claims that existed amongst them. As part of the settlement, $55,000 was to be paid for the benefit of Encore Builders and $50,000 was to be paid to Mountbatten Surety Company, Inc.

                  On July 24, 2002, the Company sold the property 5271 SW 8th Street, Miami, Florida known as Grenada Grand. The sales price was $1,805,500. The Company netted cash of $1,003,630 after the mortgages were satisfied and closing costs.

                  On August 1, 2002, the Company sold a property located at 1521 NW 84th Street, Miami, Florida for the contract price of $95,000. The Company netted cash of approximately $5,500 after mortgages and expenses were paid.

                  On August 2, 2002, Encore Builders, Inc., the plaintiff, filed suit against Conquistador Plaza, Inc., a subsidiary of the Company, in the Circuit Court of the Eleventh Judicial Circuit in Miami-Dade County, Florida seeking the foreclosure of a mechanic's lien with respect to the Conquistador Plaza development. The plaintiff asserts that $504,076.03 is due from Conquistador Plaza, Inc. and is seeking damages with interest, costs and attorneys fees. The plaintiff was bonded by Mountbatten Surety Company, Inc., and the Company intends to vigorously defend this claim.

                  In October 2002, the Company sold its "Conquistador Plaza" property. The sales price for that property was $3,500,000. A majority of the proceeds went to pay off an existing mortgage on that property of approximately $3,164,433.

                  The Company has entered into agreements to sell its other properties. Management of the Company believes all deals will be closed before the end of its fiscal year ending September 30, 2003.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001
                                   (UNAUDITED)

NOTE 17 -         PRIOR PERIOD ADJUSTMENT
                  -----------------------

                  The Company has recognized $372,851 of management compensation, income of $804,952 from the reclassification of unrealized losses on investment securities, and an additional $5,887 in interest expense attributable to the debentures for the quarter ended March 31, 2002.

                  Additionally, the Company has recognized $100,480 of amortization of discounts,$73,657 of fees related to the convertible debentures, an additional $34,058 of income from the gain on a sale of property for the quarter ended December 31, 2001.

                  The net effect of all of these prior period adjustments for the six months ended March 31, 2002 was to decrease the net loss for the six months ended March 31, 2002 $286,135 from a loss of $(1,154,108), as originally stated to ($867,973), as restated.

                  There were no adjustments effecting the quarter ended June 30, 2002.

                  Accordingly, the deficit is restated as follows:

                  Deficit, September 30, 2001, as previously reported     ($ 2,018,802)
                  Prior Period Adjustment, September 30, 2001                (1,830,731)
                                                                          --------------

                  Deficit, September 30, 2001, as restated                ($3,849,533)
                  Net loss for the nine months ended June 30, 2002           (1,031,571)
                                                                          --------------

                  Deficit, June 30, 2002                                  ($4,881,104)
                                                                          ============

                  Accordingly, related stockholders' equity (deficit) accounts and temporary equity accounts were adjusted to account for this recognition (See Notes 11, 12 and 13).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND THE NOTES TO THOSE STATEMENTS AND OTHER FINANCIAL INFORMATION APPEARING ELSEWHERE IN THIS REPORT.

BACKGROUND CAPITALIZATION INFORMATION

         The Company's original Articles of Incorporation (the "ARTICLES") authorized the Company to issue 1 million shares of the Company's common stock ("NRES COMMON STOCK"). After its incorporation, the following events occurred:
(i) in December of 1994, the Company attempted to effect a 2 for 1 stock split (the "1994 STOCK SPLIT"); (ii) in January of 1999, the Company attempted to effect a 1 for 10 reverse stock split (the "1999 REVERSE STOCK SPLIT"); (iii) between the date of its incorporation and January of 2001, the Company believed it increased the number of shares it was authorized to issue from 1 million to 40 million shares of NRES Common Stock (the "40 MILLION SHARE INCREASE"); (iv) in October of 2000, the Company attempted to increase the number of shares the Company was authorized to issue from 40 million to 250 million shares of NRES Common Stock (the "250 MILLION SHARE INCREASE"); (v) in January of 2001, the Company attempted to increase the number of shares it was authorized to issue from 250 million to 750 million shares of NRES Common Stock and effected a 3 for 1 stock split (the "750 MILLION SHARE INCREASE"); and (vi) in June of 2001, the Company attempted to increase the number of shares it was authorized to issue from 750 million to 1.5 billion shares of NRES Common Stock (the "1.5 BILLION SHARE INCREASE", and together with the 1994 Stock Split, the 1999 Reverse Stock Split, the 40 Million Share Increase, the 250 Million Share Increase and the 750 Million Share Increase, the "CAPITAL CHANGES"). The Company has since determined that some or all of the Capital Changes were not validly adopted by the Company's board of directors, approved by the Company's shareholders or filed with the Secretary of State of the State of Nevada as required by the laws of the State of Nevada. As a result, it appears the Company never has been authorized to issue more than 1 million shares of NRES Common Stock. All shares of NRES Common Stock issued in excess of 1 million shares appear to have been issued in excess of the authorized amount.

         Given the foregoing, the Company has attempted to determine the majority owners of the validly issued shares of NRES Common Stock. The Company discovered that Richard Astrom and Pamela Gay Astrom, tenants by the entireties, were issued a substantial block of shares shortly after the Company merged with National Rehab Properties, Inc. These shares consisted of the majority of the Company's validly issued outstanding shares. The Company's former transfer agent's records show that these shares can be traced to such point that the Company's former transfer agent and the Company severed relations, when they were still held by Richard and Pamela Astrom, as tenants by the entireties. The Company's current transfer agent's records confirm that these shares can be traced from that time to the present, as they are still held by Richard and Pamela Astrom, as tenants by the entireties, and have not been sold or otherwise transferred. As such, Richard Astrom and Pamela Gay Astrom, as tenants by the entireties, appear to hold a majority of the validly issued shares of NRES Common Stock.

         After making the aforementioned factual findings, the Company proceeded to retain local counsel in the State of Nevada to determine the effect of the invalidity of some or all of the Capital Changes and to confirm the foregoing analysis under Nevada law. The Company believes that Richard and Pamela Astrom, as the valid owners of a majority of the Company's validly issued shares, can amend the Articles to increase the Company's authorized number of shares. The Company also believes that the issuance of NRES Common Stock in excess of the authorized amount can be cured by the Company's board of directors. The Company and Richard and Pamela Astrom intend to amend the Company's Articles and cure and ratify any issuances of shares issued in excess of the authorized amount after the Company's local counsel renders these opinions. The Company also intends to file an Information Statement on Schedule 14C reflecting these actions, as appropriate.

RECENT DEVELOPMENTS

     o The Company entered into a contract dated June 24, 2002, to sell the Conquistador Plaza development to Shamrock at the Gables LLC for $3.5 million. This transaction was completed on October 8, 2002. The sales price for that property was $3,500,000. A majority of the proceeds went to pay off an existing mortgage on that property of approximately $3,164,433.

     o On July 24, 2002, the Company sold the property known as "Granada Grand" located at 5271 SW 8th Street in Miami, Florida. The sales price was $1,805,000. The Company received $1,003,360 after satisfaction of the mortgages on this property and closing costs.

     o On August 2, 2002, the Company sold a property located at 1521 NW 84th Street in Miami, Florida for $95,000. The Company received $5,500 after satisfaction of the mortgage on this property and closing costs.

     o On August 2, 2002, Encore Builders filed suit against Conquistador Plaza, a subsidiary of the Company, in the Circuit Court of the Eleventh Judicial Circuit in Miami-Dade County, Florida seeking foreclosure of a mechanic's lien with respect to the Conquistador Plaza development. The Company acquired Encore Builders in April of 2000. Conquistador Plaza retained Encore Builders to construct the Conquistador Plaza development. Encore Builders asserted Conquistador Plaza breached the January 30, 2001 construction contract between Encore Builders and Conquistador Plaza. Encore Builders asserted that $504,076.03 is due from Conquistador Plaza, Inc. and is seeking damages with interest, costs and attorneys fees. Encore Builders was bonded by Mountbatten Surety Company, Inc. On August 26, 2003, the parties stipulated for a full settlement of all claims that existed amongst them. As part of the settlement, $55,000 was to be paid for the benefit of Encore Builders and $50,000 was to be paid to Mountbatten Surety Company, Inc.

     o On October 8, 2002, the Company sold its Conquistador Plaza property to Shamrock in the Gables. The sales price for that property was $3,500,000. A majority of the proceeds went to pay off an existing mortgage on that property of approximately $3,164,433. o On November 1, 2002, the Company sold a vacant lot property located at 3102 NW 61st Street in Miami, Florida for $20,000.

     o On November 1, 2002, the Company sold a vacant lot property located at 3000 NW 93rd Street in Miami Florida for $20,000. The sale was financed with a purchase money mortgage which was paid off in full in December 2002.

     o On December 13, 2002, the Company filed an Amended Complaint against the Town of Bay Harbor Islands and the Director of the Town of Bay Harbor Islands, Building and Zoning Department in the Circuit Court of the 11th Judicial Circuit for Miami-Dade County, Florida regarding (i) an application by the Company for zoning approval for a planned residential development overlay district and (ii) approval from the Town of Bay Harbor for the development of the Residences at Bay Harbor. Subsequent to the filing of this case, the Company filed a related complaint in the United States District Court for the Southern District of Florida. The federal claim was dismissed with prejudice on May 20, 2003. In July 2003, the Company filed a Second Amended Complaint amending its complaint to add state law counts that were previously asserted by the Company in its federal complaint.

     o The Eagle Trace Subdivision is a 20 acre citrus grove in Vero Beach, Florida that the Company successfully rezoned to a single family development. The Company completed construction of 62 single-family lots in 2002 and sold the property to WBS Management & Acquisition Corp on July 30, 2003, pursuant to a Vacant Land Contract dated as of May 29, 2003. The purchase price for the property was $1,980,000 and was determined through arms-length negotiations.

     o The Company's July 31, 2002 contract to sell the Barcelona Apartments property to Antonio Sarmiento fell through. The Company is currently continuing its efforts to sell this property. The Company entered into an agreement for purchase and sale with Salomon Yuken to sell the Barcelona Apartments to Salomon Yuken on January 10, 2003. On May 8, 2003, the Company and Salomon Yuken entered into an amendment to the agreement for purchase and sale. In June 2003, the Company and Salomon Yuken entered into a second amendment to the agreement for purchase and sale which, among other things, extended the closing date to October 31, 2003. A $100,000 deposit has been paid to the Company by Salomon Yuken. The closing date was subsequently extended to January 2004.

     o The Company concluded that the 1994 Stock Split, the 1999 Reverse Stock Split, the 40 Million Share Increase, the 250 Million Share Increase, the 750 Million Share Increase and the 1.5 Billion Share Increase may not have not been validly adopted by the Company's board of directors, approved by the Company's shareholders or filed with the Secretary of State of the State of Nevada, as required by the laws of the State of Nevada. As such, the Company believes it currently has only 1 million shares of NRES Common Stock authorized, a majority of which are owned by Richard and Pamela Astrom as tenants by the entireties.

OVERVIEW

     o National Residential Properties, Inc. was incorporated on October 18, 1971, in the State of Nevada under the name of Mister Las Vegas, Inc. At the time of its incorporation, the Company was authorized to issue 1 million shares of its common stock.

     o Pursuant to a letter agreement executed on November 15, 1994, Richard Astrom, the then-president of National Rehab Properties, Inc., a Florida corporation formed on October 1, 1993, purchased 200,000 of the 235,000 issued and outstanding shares of NRES Common Stock from the Company's then controlling stockholders. At this time the Company was authorized to issue 1 million shares of NRES Common Stock. On December 15, 1994, the Company's board of directors approved the 1994 Stock Split, giving Richard Astrom 400,000 of the issued and outstanding shares of NRES Common Stock.

     o On December 15, 1994, the Company entered into an agreement of merger with National Rehab Properties, Inc. On May 15, 1995, the merger became effective and National Rehab Properties, Inc. merged with and into the Company, with National Rehab Properties, Inc. remaining as the surviving entity. Pursuant to the agreement of merger, each share of National Rehab Properties, Inc.'s common stock was converted into one share of NRES Common Stock and each share of NRES Common Stock before the merger remained as one share of NRES Common Stock. At the time of the merger, Richard Astrom owned 1,000 shares of National Rehab Properties, Inc.'s common stock. After the merger, Richard Astrom and members of his family held 401,000 shares of the issued and outstanding shares of NRES Common Stock. The surviving entity subsequently changed its name to National Rehab Properties, Inc. and became authorized to conduct business in the State of Florida on August 17, 1995.

     o In January of 1999, the Company attempted to effect the 1999 Reverse Stock Split.

     o Between the date of its incorporation and January of 2001, the Company attempted to increase the number of shares the Company was authorized to issue from 1 million to 40 million shares of Common Stock pursuant to the 40 Million Share Increase.

     o On June 17, 1999, pursuant to a joint action by written consent of the Company's shareholders and board of directors, the Company was given the authority to amend its Articles of Incorporation to authorize 2 million shares of Class A Common Stock per share and to issue 1 million shares of its newly authorized Class A Common Stock to Christopher Astrom.

     o In April of 2000, the Company acquired 80% of Encore Services, Inc. ("ENCORE SERVICES"). Encore Services served as the Company's general construction contractor, but was subsequently replaced by Encore Builders, Inc. ("ENCORE BUILDERS"), a former subsidiary (through March 21, 2002) of Vacation Ownership Marketing, Inc. Vacation Ownership Marketing, Inc. ("VACATION OWNERSHIP") is an affiliate of the Company. Encore Builders was the general construction contractor for the Company's Conquistador Plaza project in Miami, Florida. Since the time Encore Builders replaced Encore Services as the general construction contractor of the Company's Conquistador Plaza project, to the time the Company severed its relationship with Encore Services in March of 2002, Encore Services has been inactive.

     o In October of 2000, the Company changed its name to National Residential Properties, Inc. (the "NATIONAL RESIDENTIAL NAME CHANGE").

     o In October of 2000, the Company attempted to effect the 250 Million Share Increase by filing a Certificate of Change in Number of Authorized Shares with the Nevada Secretary of State to increase its authorized number of shares from 40 million shares, to 250 million shares.

     o In January of 2001, the Company attempted to effect the 750 Million Share Increase.

     o On April 12, 2001, the Company's wholly-owned subsidiary, Connecticut Acquisition Corp. No. 1 ("CONNECTICUT ACQUISITION") obtained a loan from accredited investors evidenced by its 8% Series A Senior Subordinated Convertible Redeemable Debentures due April 12, 2003 (the "CONNECTICUT ACQUISITION DEBENTURES"), which were convertible from time to time into shares of Connecticut Acquisition's Class A common stock. On May 8, 2001, Connecticut Acquisition merged with and into the Company, with the Company remaining as the surviving entity. As a result, all rights and obligations of Connecticut Acquisition inured to the benefit of and became binding upon the Company. Pursuant to the merger, the Connecticut Acquisition Debentures were surrendered and canceled, and new debentures, identical to the Connecticut Acquisition Debentures (the "NRES CONNECTICUT DEBENTURES"), but convertible into authorized and unissued shares of NRES Common Stock, were issued by the Company to the holders of the Connecticut Acquisition Debentures.

     o In June of 2001, the Company filed a Certificate of Amendment with the Nevada Secretary of State attempting to effect the 1.5 Billion Share Increase.

     o On October 17, 2001, the Company's wholly-owned subsidiary, DC Power Products Acquisition Corp. ("DC POWER"), a Florida corporation, obtained a loan from accredited investors evidenced by its 8% Series A Senior Subordinated Convertible Redeemable Debentures due October 17, 2003 (the "DC POWER DEBENTURES"), which were convertible from time to time into shares of DC Power's common stock. On November 1, 2001, DC Power merged with and into the Company with the Company remaining as the surviving entity. As a result, all rights and obligations of DC Power inured to the benefit of and became binding upon the Company. Pursuant to the merger, the DC Power Debentures were surrendered and canceled, and new debentures, identical to the DC Power Debentures (the "NRES DC POWER DEBENTURES" and together with the NRES Connecticut Debentures, the "NRES DEBENTURES")), but convertible into authorized and unissued shares of NRES Common Stock, were issued by the Company to the holders of the DC Power Debentures.

     o The Company's Articles of Incorporation, as amended, currently provide that the Company is authorized to issue up to 1.5 billion shares of NRES Common Stock. However, the Company concluded that the 1994 Stock Split, the 1999 Reverse Stock Split, the 40 Million Share Increase, the 250 Million Share Increase, the 750 Million Share Increase and the 1.5 Billion Share Increase may not have been validly adopted by the Company's board of directors, approved by the Company's shareholders or filed with the Secretary of State of the State of Nevada, as required by the laws of the State of Nevada. As such, the Company believes it currently has only 1 million shares of NRES Common Stock authorized, a majority of which are owned by Richard and Pamela Gay Astrom, as tenants by the entireties. As such, all references to shares of NRES Common Stock do not reflect the Capital Changes referenced above (including any stock splits).

     o It has come to the Company's attention that, as a result of the conversion of the NRES Debentures into NRES Common Stock and the decrease in the price of NRES Common Stock, investors were entitled to more shares than authorized. As a result, the Company, as of December 19, 2003, has 1,938,566,046 shares of NRES Common Stock issued, which exceeds the number of authorized shares. Under the state law of Nevada, it may be possible that the transactions for shares in excess of the number of authorized shares will not be viewed as valid and the Company may be responsible for taking corrective action or compensating the stockholders.

     o The Company currently is a land development company that purchases zoned, but undeveloped real property, develops architectural plans for the real property, obtains building permits for the real property and subsequently sells the real property when it is ready for development. The Company has the potential to realize profit with these activities because developers who purchase the real property will not need to delay obtaining construction financing until they receive a building permit.

OPERATING HISTORY

         From 1993 until 1999, the Company's business concentrated on investing in and revitalizing single family homes in established older residential neighborhoods in urban areas. The Company either bought single unit vacant properties and built single family homes on them, or bought abandoned homes which the Company then renovated and sold. During 1999, while retaining its efforts in the renovation of urban single family homes as one aspect of its business, the Company entered a second phase of business: the development, construction and ownership of multifamily housing projects.

     Connecticut Properties

         On May 4, 2001, the Company's wholly-owned subsidiary, Connecticut Acquisition, entered into a land development agreement with a Mr. Nathan Kahn and various companies controlled by him (the "KAHN ENTITIES") to develop a parcel of land located in Hebron, Connecticut (the "HEBRON PARCEL") as a senior adult community. Thereafter, Connecticut Acquisition and the Kahn Entities hoped to continue to develop the Hebron Parcel with a view toward either selling developed lots to builders or erecting dwellings themselves. In addition, the Kahn Entities had obtained options to purchase and develop other properties, and the Kahn Entities advised they would need additional funding to pay their expenses, such as engineering reports, zoning studies, and the like, in connection with the obtaining and maintenance of these options.

         The land development agreement called for Connecticut Acquisition to advance funds to the Kahn Entities earmarked for a specific option and a specific set of itemized expenses related to a specific property and for each option in question to serve as collateral for the funds advanced by Connecticut Acquisition. If the advance is not timely repaid, that option, and all attendant rights thereto, revert to, and become the property of, Connecticut Acquisition.

         The land development agreement provided that Connecticut Acquisition would fund the initial costs of acquisition and development, and, after deduction of expenses from gross revenues, profits would be divided 50-50 between Connecticut Acquisition and the Kahn Entities. On April 12, 2001, in contemplation of the financing of this project, Connecticut Acquisition obtained a loan from accredited investors evidenced by the Connecticut Acquisition Debentures.

         From the proceeds of the sale of the Connecticut Acquisition Debentures approximately (a) $160,000 was to be used by Connecticut Acquisition to acquire the Hebron Parcel (together with a mortgage in the amount of $315,000 which Connecticut Acquisition would assume) and (b) $680,000 was to be used by Connecticut Acquisition to pay the expenses to be incurred with the development of the other properties.

         On May 8, 2001, following the acquisition of the Hebron Parcel by Connecticut Acquisition, Connecticut Acquisition merged with and into the Company. As a result of the Merger, (a) the rights and obligations of Connecticut Acquisition with respect to the land development agreement inured to the benefit of and became binding upon the Company, and (b) the Connecticut Acquisition Debentures were surrendered and canceled and the NRES Connecticut Debentures, which were convertible into NRES Common Stock, were issued by the Company to the holders of the Connecticut Acquisition Debentures.

         Pursuant to an agreement executed on December 26, 2001, made effective as of October 31, 2001 and a statutory warranty deed dated October 31, 2001, the Company sold all the rights, title and interest in (i) the Hebron Parcel and
(ii) contracts to purchase certain parcels of real property in Watertown, New Milford, Granby and East Windsor, Connecticut to Senior Adult Lifestyle, Inc., a subsidiary of Genesis Capital Corporation of Nevada ("GENESIS"), which may be deemed an affiliate of the Company. The agreement contemplated that the Company would assume two mortgages having an aggregate principal balance of $315,000 and be issued 20 million shares of restricted Genesis common stock ("GENESIS COMMON STOCK") based on a value of $.10 per share, which value was determined by the average bid price of Genesis Common Stock during the week prior to the October 31, 2001 effective date. While the agreed upon consideration was $2 million, the net effect of this transaction was to transfer $1.685 million in Genesis Common Stock after deducting the aggregate principal balance on the mortgages. The value of the assets sold has not been appraised by any independent party.

         On February 1, 2002, the Company received the 20 million shares of Genesis Common Stock. If, at the earlier of (a) the expiration of three years from the date of the conveyance, or (b) the time the Company has sold all of the shares of

Genesis Common Stock, the market value or gross sale proceeds realized by the Company for the sale of the Genesis Common Stock is less than $2 million, Genesis must issue the Company additional shares of Genesis Common Stock in an amount based on the closing bid price of Genesis Common Stock as quoted on the OTC Bulletin Board the day before the date of such additional shares are issued to make up the difference between the market value or gross sale proceeds and $2 million. The value of the Genesis Common Stock on February 1, 2002 was $180,000. The ability of the Company to realize $2 million from the sale of these assets is dependent upon a number of factors, including, without limitation: (i) the Company's ability to sell shares of Genesis Common Stock into the public markets in accordance with the rules of the SEC; (ii) the trading volume of Genesis Common Stock at the time or times the Company sells stock into the markets;
(iii) the operating results of Genesis and the market reaction to such operating results; (iv) the number of shares of Genesis Common Stock tradable on the OTC Bulletin Board; and (v) other factors affecting the market price of, and market for, Genesis Common Stock. There can be no assurance the Company will realize $2 million from the development or sale of these assets, or that it will have a fair market value of $2 million. Further, Genesis and the Company may be deemed affiliates of one another and, therefore, there can be no assurance that the terms of sale, including the value assigned to the parties by the assets, would be the same as, or similar to, the terms to which unrelated parties would agree in an arm's-length transaction.

     Conquistador Plaza

         In April 2000, the Company acquired 80% of the outstanding shares of Encore Services, a general construction contractor. The remaining shares were held by Braulio Gutierrez who, until March 2002, was a director of the Company as well as a director and officer of Vacation Ownership, which may be deemed an affiliate of the Company.

         Encore Builders, a subsidiary of Vacation Ownership whose president was a director of the Company, was the primary construction company responsible for construction projects at the Company's properties. However, the first of these projects, the Conquistador Plaza project, was subject to substantial delays due to the inability of Encore Builders to meet completion schedules. The delays in construction caused the Company to commence financing construction loan interest from its own resources, rather than from construction loan proceeds, and to terminate Encore Builders as the project's contractor. In March of 2002, the Company returned the shares of Encore Services, the Company's wholly-owned inactive company.

         On April 18, 2002, the Company's subsidiary, Conquistador Plaza, Inc. ("CONQUISTADOR PLAZA") received a notice of default from its lender. The notice cited violations of loan covenants by Conquistador Plaza, specifically relating to the proceeds of the construction loan being insufficient to complete construction of the Conquistador Plaza development. The notice of default also cited the termination of work on the project for a period of more than 20 days. As a consequence of the defaults, the lender accelerated and declared due and payable Conquistador Plaza's entire indebtedness of $3,205,317.89, and advised Conquistador Plaza that the lender would take action to protect its interest if Conquistador Plaza did not return the entire balance by May 19, 2002. Although the Company is not liable on the Conquistador Plaza loan, the Company has invested substantial funds in the Conquistador Plaza development and would lose its investment were the lender to foreclose on the lender's mortgage. In order to repay the lender, Conquistador Plaza entered into a contract to sell the Conquistador Plaza project. Litigation with Encore Builders is described in more detail in "Legal Proceedings". The Company entered into a contract dated June 24, 2002, to sell this property to Shamrock at the Gables LLC for $3.5 million. This transaction was completed on October 8, 2002.

CURRENT OPERATIONS

     Overview

         From 1999 until 2002, the Company's business focused on residential real estate development and building construction services, and in particular on acquiring properties suitable for development as multifamily housing or multiple unit single family development tracts. During this time period, the Company purchased four parcels of land for apartment construction and one 20-acre citrus grove for subdivision development. These properties are described below in detail along with the status of each project in light of the transition in the Company's business plan.

     Granada Grand Apartments

         This property is in the Hazelton subdivision in Miami, Florida and was purchased with the intention of constructing a 60-unit apartment building on it. The land was purchased for $800,000. The Company intended for Encore Builders to handle the construction of the building and obtained a mortgage commitment from First Housing Development Corporation of Florida and was due to close on the mortgage, but one day prior to closing, Encore Builders' construction performance bond was revoked. Encore Builders attempted unsuccessfully to get rebonded (including performing a merger with the Company's affiliate, Vacation Ownership). In December of 2001, the Company entered into a contract with G&F Corp. to sell the property as a vacant parcel. Although resale was not the original goal of the purchase, it allowed the Company to realize a profit on the purchase and sale of Granada Grand. The Company sold the five lots of real property to G&F Corp. for $1,805,500 in cash on July 24, 2002. Mortgages and closing expenses totaled $801,870. G&F Corp. assigned the purchase contract to M.E.D. of Miami, LLC before closing on July 24, 2002. The Company received $1,003,360 after satisfaction of the mortgages on this property and closing costs. The Company never built on the property. The purchase price was determined through arms-length negotiations.

     Eagle Trace Subdivision

         This property is a 20 acre citrus grove in Vero Beach, Florida that the Company successfully rezoned to a single family development. The Company completed construction of 62 single-family lots in 2002 and sold the property to WBS Management & Acquisition Corp on July 30, 2003 pursuant to a Vacant Land Contract dated as of May 29, 2003. The purchase price for the property was $1,980,000 and was determined through arms-length negotiations.

     Barcelona Apartments

         On this property, located in Miami, Florida and purchased in 2000, the Company intended to construct 70 rental apartments. Litigation relating to the Barcelona Apartments is discussed under "Item 1 of Part II - Legal Proceedings". The Company's July 31, 2002 contract to sell this property to Antonio Sarmiento fell through. The Company is currently continuing its efforts to sell this property. The Company entered into an agreement for purchase and sale with Salomon Yuken to sell the Barcelona Apartments to Salomon Yuken on January 10, 2003. On May 8, 2003, the Company and Salomon Yuken entered into an amendment to the agreement for purchase and sale. In June 2003, the Company and Salomon Yuken entered into a second amendment to the agreement for purchase and sale which, among other things, extended the closing date to October 31, 2003. A $100,000 deposit has been paid to the Company by Salomon Yuken. The closing date was subsequently extended to January 2004.

     Residences at Bay Harbor

         The Bay Harbor property, located on Bay Harbor Island, Florida, was purchased by the Company in 2000 for $850,000. The Company intended to construct a 15-story, 60 unit apartment building on the Bay Harbor property and intended for Encore Builders to handle the construction. Immediately after closing the acquisition of the land, the Company applied for a building permit, but to this date, the permit has not been obtained due to various neighborhood objections to construction. The initial business plan called for the building to be sold as a condominium project for $18 million, with construction costs at approximately $12 million. Due to the Company's relations with Encore Builders and the difficulties with the building permit, the Company chose not to construct the building and instead, on December 17, 2001, chose to resell the land for $2.2 million to Dennis Almandares, an independent third party. The transaction contemplated by this agreement did not close, and the Company subsequently entered into a purchase and sale agreement dated as of May 20, 2002 to sell this property to Gateway Mortgage Bankers, Inc. for $2.3 million. The Company expected to close this transaction in September of 2002 or upon the issuance of a building permit by the city building department for a 15-story building but was unable to obtain the required building permit. Subsequently, the Company filed a complaint against the Town of Bay Harbor. See "Item 1 of Part II - Legal Proceedings" for a discussion of the related litigation.

     Other Properties

         On July 31, 2001, the Company sold a property located at 3104 NW 61st Street in Miami, Florida for $92,000. The Company received $29,953 after satisfaction of the mortgage on this property and closing costs.

         On August 2, 2002, the Company sold a property located at 1521 NW 84th Street in Miami, Florida for $95,000. The Company received $5,500 after satisfaction of the mortgage on this property and closing costs.

         On November 1, 2002, the Company sold a vacant lot property located at 3102 NW 61st Street in Miami, Florida for $20,000.

         On November 1, 2002, the Company sold a vacant lot property located at 3000 NW 93rd Street in Miami Florida for $20,000. The sale was financed with a purchase money mortgage.

RESULTS OF OPERATIONS

         The following is a discussion of the consolidated financial condition and results of operations of the Company for the three and nine months ended June 30, 2002 and 2001, which should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included elsewhere in this report.

         Please note this discussion of the Company's results of operations includes restated financial information for the period ending June 30, 2001. As reported in the Company's current reports on Form 8-K filed on July 23, 2001 and amended on August 9, 2001 and August 10, 2001, the Company changed independent accountants and auditors as of the fiscal quarter ended June 30, 2001.

         For the three and nine months ended June 30, 2002, the Company incurred net loss of $163,598 and $1,031,571, respectively, compared to net loss of $85,884 and $425,621 for the comparable 2001 periods. The net loss in 2002 is primarily attributable to increases in professional fees and compensation attributable to reclassifications of officer loans, and amortization on discount on debenture conversions.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001

REVENUES

         Total revenues essentially remained unchanged at $21,452 for the three months ended June 30, 2002, as compared to $21,972 for the three months ended June 30, 2001. The primary source of revenues for both quarterly periods was rental income related to the Barcelona Apartments.

OPERATING EXPENSES

     Professional Fees and Compensation Expenses

         Professional fees and compensation expenses for the three months ended June 30, 2002 totaled $145,720 compared to $49,008 for the three months ended June 30, 2001. This 197% increase is primarily due to professional fees related to bringing the Company into compliance with the federal securities laws.

     Advertising

         Advertising expenses for the three months ended June 30, 2002 totaled $140 compared to $11,889 for the three months ended June 30, 2001. This 99% decrease in advertising expenses is primarily due to the fact that the Company had been actively engaged in development and related advertising during its fiscal year ended 2001, but had slowed its development operations during its fiscal year ended 2002.

     Travel and Automobile Expenses

         Travel and automobile expenses for the three months ended June 30, 2002 totaled $7,241 compared to $1,442 for the three months ended June 30, 2001. This 402% increase is primarily due to the fact that meetings relating to the Company's business and financing opportunities were less regional in nature and involved additional air travel.

     Telephone and Utilities

         Telephone and utilities expenses for the three months ended June 30, 2002 totaled $1,744 compared to $5,385 for the three months ended June 30, 2001. This 68% decrease is primarily related to the Company's relocation of its principal executive offices to a smaller, more cost-effective location.

     Real Estate Taxes and Property Maintenance

         Real estate taxes and property maintenance expenses for the three months ended June 30, 2002 totaled $3,928 compared to $12,844 for the three months ended June 30, 2001. This 69% decrease is primarily due to the Company's decreased real estate holdings.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization remained unchanged at $532 for the three months ended June 30, 2002 and for the three months ended June 30, 2001.

OTHER INCOME (EXPENSE)

         Other income (expense) for the quarterly period ended June 30, 2001, was income of $5,670, which decreased to an expense of $4,701 for the quarterly period ended June 30, 2002. This decrease was primarily the result of the Company recording an interest expense related to conversions of debentures.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001

REVENUES

         Total revenues increased from $48,559 for the nine months ended June 30, 2001, to $155,116 for the nine months ended June 30, 2002. The primary source of revenues for the nine months ended June 30, 2002 was rental income from the Company's properties.

OPERATING EXPENSES

     Management Fees

         Management fees for the nine months ended June 30, 2002 totaled $39,271 compared to $133,849 for the nine months ended June 30, 2001. This 71% decrease in management fees is primarily due to the Company's determination to decrease management fee expenses in favor of paying its officers compensation.

     Professional Fees and Compensation Expenses

         Professional fees and compensation expenses for the nine months ended June 30, 2002 totaled $697,808 compared to $207,720 for the nine months ended June 30, 2001. This 236% increase is primarily related to the incurrence of legal fees and related reimbursements relating to bringing the Company into compliance with state corporate law and federal securities laws as well as the Company's Bay Harbor lawsuit.

     Advertising

         Advertising expenses for the nine months ended June 30, 2002 totaled $3,258 compared to $25,541 for the nine months ended June 30, 2001. This 87% decrease in advertising expenses is primarily due to the fact that the Company had been actively engaged in development and related advertising during its fiscal year ended 2001, but had slowed its development operations during its fiscal year ended 2002..

     Telephone and Utilities

         Telephone and utilities expenses for the nine months ended June 30, 2002 totaled $7,679 compared to $10,675 for the nine months ended June 30, 2001. This 28% decrease is primarily related to the Company's relocation of its principal executive offices to a smaller, more cost-effective location..

     Real Estate Taxes and Property Maintenance

         Real estate taxes and property maintenance expenses for the nine months ended June 30, 2002 totaled $9,327 compared to $30,842 for the nine months ended June 30, 2001. This 70% decrease is primarily due to the Company's decreased real estate holdings.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization for the nine months ended June 30, 2002, totaled $1,596 as compared to $3,123 for the nine months ended June 30, 2001.

OTHER INCOME (EXPENSE)

         Other income (expense) for the nine months ended June 30, 2001, was an expense of $12,404, which increased to an expense of $339,537 for the nine months ended June 30, 2002. This increase in expenses was primarily the result of amortization of discount of debenture conversions and unrealized losses on Company investments.

LIQUIDITY AND CAPITAL RESOURCES

         To date, the Company has financed its operations primarily through mortgage debt and the sale of NRES Common Stock issued through converting the NRES Debentures. At June 30, 2002, the Company had $39,254 in cash and cash equivalents, a decrease of $41,510 from September 30, 2001. This 86% decrease in cash and cash equivalents is attributable to the conversion of NRES Debentures. The Company acquired $0 of real estate holdings in the nine-month period ended June 30, 2002, compared to real estate acquisitions of $900,000 in the comparable 2001 period, as the Company continued at a diminished rate its business plan to develop, construct and own multifamily housing.

         The Company used $191,771 in investing activities for the nine months ended June 30, 2002, as compared to $216,925 used in the nine months ended June 30, 2001. Net cash provided by financing activities was $2,398,595 for the nine months ended June 30, 2002, as compared to $4,157,742 for the nine months ended June 30, 2001. This decrease in net cash provided by financing activities is attributable to the shift in the Company's business away from purchasing and holding properties. This change reflects the substantial decrease in the Company's proceeds from the NRES Debentures and NRES Common Stock issuances, and also from notes and mortgages payable.

         The Company had stockholders' equity of $1,000 at June 30, 2002. The Company's determination that it has issued shares in excess of its authorized amount resulted in the Company's determination that all shares issued in excess of 1 million would be reclassified as temporary equity.

         The Company believes that when considered together with anticipated income from the sale of real property, it has sufficient cash resources to maintain operations for a period of at least twelve months. The Company's cash requirements will largely depend upon the availability of real estate acquisition opportunities and the costs to continue funding its real estate development projects. There can be no assurance that funds required by the Company for these purposes, or to meet its operating requirements, will be available or, if they are, that they will be available on acceptable terms and at such times as the Company requires. See "Outlook", below for a discussion on possible limits on the Company's ability to raise capital.

OUTLOOK

         The Company invested substantial funds in its existing projects, but only realized material profits from these projects upon the sale of the real estate. While the Company entered into agreements to sell certain of its remaining properties, it cannot guarantee these transactions will close or that the sales will occur in a timely fashion. Further, the Company faces litigation with respect to the Conquistador Plaza project resulting from the termination of the project's contractor, a former subsidiary of the Company whose president was a director of the Company. The Company terminated the project's contractor because of its inability to meet completion schedules. The delays in construction caused the Company to commence financing construction loan interest from its own resources, rather than from construction loan proceeds. See "Item 1 of Part II - Legal Proceedings."

         The Company's ability to meet its continuing operating expenses largely depends on its ability to continue to raise capital through (i) the sale of debt or equity, (ii) through construction and permanent mortgage financing, (iii) through the completion and sale, or sale prior to completion, of the Company's real estate projects and (iv) through the sale of land purchased, but not developed, by the Company. In the likely event the Company is forced to sell its remaining property prior to completion or the time such property appreciates substantially, should such increase occur, the Company's profit, if any, from its real estate activities would be materially adversely affected. There can be no assurance the Company will be able to raise additional capital on a debt or equity basis, or obtain mortgage financing, complete any of its projects under development, or sell any completed development projects (should they be completed) or land purchased for resale or development at a profit.

         From time to time the Company has entered into agreements with unrelated third parties for the sale of property. However, these agreements contain customary contingencies, such as financing or governmental approval contingencies, which the Company believes are sufficiently material as to make uncertain the ability of the Company to complete these sales.

         The Company's operations are principally based in the residential real estate market in South Florida. This market has historically been both cyclical and seasonal. The Company experiences generally higher sales in the second and third fiscal quarters. Therefore, the results of any interim period is not necessarily indicative of the results that might be expected during a full fiscal year.

         Section 5 of the Securities Act of 1933, as amended (the "SECURITIES ACT") prohibits the public sale of securities absent an effective registration statement being filed with the SEC, unless an exemption from registration applies. On April 12, 2001, Connecticut Acquisition issued the Connecticut Acquisition Debentures and on October 17, 2001, DC Power issued the DC Power Debentures. The Connecticut Acquisition Debentures were exchanged for the NRES Connecticut Debentures and the DC Power Debentures were exchanged for the NRES DC Power Debentures. The shares of NRES Common Stock underlying the converted portion of the NRES Debentures were sold by the holders of the NRES Debentures. These two series of transactions were performed in a manner thought to be exempt from the registration requirements of Section 5 of the Securities Act. However, the requirements of the exemptions relied on do not appear to have been satisfied. The Company is thereby exposed to possible litigation under Section 12(a)(1) of the Securities Act. Section 13 of the Securities Act provides that no action shall be maintained for offering or selling securities in violation of
Section 5 unless that action is brought within one year of the date of the violation. If actions by the holders of NRES Common Stock received upon conversion of the NRES Debentures are barred by this statute of limitations, the Company expects to reclassify certain amounts from temporary equity to permanent stockholder equity (after curing any overissuances).

         It appears that approximately $1,103,500 of principal, $19,400 in interest, $144,943 in bookkeeping fees, $168,020 in investor fees, $258,434 in professional fees and $30,000 in fees for the right to borrow funds (a total of $1,724,297) were converted by the investors of the NRES Connecticut Debentures during the period beginning on May 16, 2001 and ending on July 13, 2001. Although the Company believes it has been able to accurately calculate the aggregate amount converted and the amount of capital raised, the Company has estimated the exact breakdown of various fees and debt relating to the NRES Connecticut Debentures that have been converted. Additionally, $160,798 of principal (out of a total amount of $460,000 funded), $4,922 of interest paid and $68,735 in bookkeeping fees (a total of $234,455) was converted during the period beginning on November 5, 2001 and ending on August 2, 2002 ($299,202 remains payable). The holders of the NRES Connecticut Debentures received a total of approximately 590,442,628 shares of NRES Common Stock with an average price of $.00266 per share through conversions and the holders of the NRES DC Power Debentures received a total of approximately 716,365,695 shares of NRES Common Stock with an average price of $.000327 per share through conversions. All shares of NRES Common Stock issued upon conversion of the NRES Debentures were sold by holders of the NRES Debentures following conversion. This occurred during the period beginning on May 16, 2001 and ending on July 13, 2001 for the NRES Connecticut Debentures and beginning on November 5, 2001 and ending on August 2, 2002 for the NRES DC Power Debentures. The closing market prices during this time ranged from $.0036 to $.0076 per share and $.0001 to $.0017 per share, respectively. As of the date of this report, there have been no actions filed against the Company based upon a violation of Section 5. Because the statute of limitations has almost run, it is unlikely that a large portion of these holders of NRES Common Stock will file an action against the Company. However, any such action maintained against the Company could have a substantial impact on the Company and capital resources. The ramifications of this may entail a possible rescission offer to the stockholders affected within the past year. Other possible ramifications include an enforcement action by the SEC.

         As of the date of this report, the Company has not received $540,000 in additional proceeds from the sale of the NRES DC Power Debentures and has $299,202 in NRES DC Power Debentures outstanding. The Company has no plans to issue additional NRES Debentures for any amounts not yet received and has no plans to permit outstanding NRES Debentures to be converted.

         In October of 2000, the Company issued debentures pursuant to a merger with 2217 Acquisition Inc., a Nevada corporation. These debentures were also converted into NRES Common Stock. Because these debentures were all converted into NRES Common Stock and sold over one year ago, it is unlikely that a Section 5 action could be maintained against the Company for offering these debentures or the underlying NRES Common Stock.

         At the time of its incorporation, the Company had 1 million shares of its common stock authorized. Since that time, the Company believed it had effected the 1994 Stock Split, the 1999 Reverse Stock Split, the 40 Million Share Increase, the 250 Million Share Increase, the 750 Million Share Increase and the 1.5 Billion Share Increase. These changes in capital structure appear to have not been validly adopted by the Company's board of directors, approved by the Company's shareholders or filed with the Secretary of State of the State of Nevada, as required by the laws of the State of Nevada. The Company may have violated the federal proxy rules by either (i) not obtaining the requisite shareholder approval to effect these changes or (ii) not providing shareholders with an Information Statement on Schedule 14C. As such, it appears the Company currently has only 1 million shares of NRES Common Stock authorized, and the majority of the validly issued shares are held by Richard and Pamela Astrom as tenants by the entireties. The Company believes a majority of the Company's validly issued and outstanding shares and the board of directors can cure and ratify the overissuances of stock and the aforementioned changes in capital structure. Until that time, the Company may be liable to the holders of the NRES Common Stock issued in excess of the authorized amount. The Company also believes that the issuance of Class A common stock to Christopher Astrom was not authorized as an amendment to the Company's Articles of Incorporation was never filed with the Secretary of State of the State of Nevada. The Company believes the recipient of the unauthorized shares, Christopher Astrom, may have a claim against the Company for damages, but it is unlikely that Christopher Astrom will file a claim against the Company as he is an officer, director and principal shareholder of the Company. Also, as discussed below, the Company's board of directors and the holders of a majority of its validly issued shares intend to authorize the creation of Class A common stock and issue shares to Christopher Astrom.

         It has come to the Company's attention that, as a result of the conversion of the debentures issued by the Company into NRES Common Stock, coupled with the decrease in the trading price of NRES Common Stock, investors were entitled to more shares of NRES Common Stock than is authorized under the Company's Articles of Incorporation. As a result, as of January 8, 2004, the Company has 1,938,566,046 shares of NRES Common Stock issued, which exceeds the number of shares authorized. As stated above, the Company believes the holders of a majority of the Company's validly issued and outstanding shares and the board of directors can cure and ratify the overissuances of stock. If this cannot be accomplished, the Company may be liable to the holders of the NRES Common Stock issued in excess of the authorized amount in an amount equal to 1,937,566,046 shares (the number of shares issued in excess of the amount authorized) multiplied by the price each such share was issued for (which ranged from approximately $.0001 to $5.4 per share). The overissuance, together with the Company's inability to increase its authorized number of shares, has eliminated the Company's ability to raise capital through issuances of publicly registered securities. The Company believes it will not be able to continue trading NRES Common Stock or increase its capital resources through selling publicly registered securities until the overissuance is cured and the Company increases the authorized number of shares of NRES Common Stock. The Company may also have violated other provisions of Nevada law with respect to the duties of officers and directors to the Company and by not having sufficient shares available upon the conversion of debentures issued by the Company.

                                  RISK FACTORS

         IN ADDITION TO OTHER INFORMATION IN THIS REPORT, YOU SHOULD CONSIDER THE FOLLOWING RISK FACTORS CAREFULLY. THESE RISKS MAY IMPAIR THE COMPANY'S OPERATING RESULTS AND BUSINESS PROSPECTS AS WELL AS THE MARKET PRICE OF THE COMPANY'S COMMON STOCK.

RISKS RELATED TO LEGAL UNCERTAINTIES

     The Company Believes It Has Violated Nevada Corporate Law

         At the time of its incorporation, the Company had 1 million shares of its common stock authorized. Since that time, the Company believed it had effected the 1994 Stock Split, the 1999 Reverse Stock Split, the 40 Million Share Increase, the 250 Million Share Increase, the 750 Million Share Increase and the 1.5 Billion Share Increase. These changes in capital structure appear to have not been validly adopted by the Company's board of directors, approved by the Company's shareholders or filed with the Secretary of State of the State of Nevada, as required by the laws of the State of Nevada. As such, it appears the Company currently has only 1 million shares of NRES Common Stock authorized, and the majority of the validly issued shares are held by Richard and Pamela Astrom as tenants by the entireties. The Company believes a majority of the Company's validly issued and outstanding shares and the board of directors can cure and ratify the overissuances of stock and the aforementioned changes in capital structure. Until that time, the Company may be liable to the holders of the NRES Common Stock issued in excess of the authorized amount. The Company also believes the issuance of Class A common stock to Christopher Astrom was not authorized as an amendment to the Company's Articles of Incorporation was never filed with the Secretary of State of the State of Nevada. The Company believes the recipient of the unauthorized shares, Christopher Astrom, may have a claim against the Company for damages, but it is unlikely that Christopher Astrom will file a claim against the Company as he is an officer, director and principal shareholder of the Company. Also, as discussed below, the Company's board of directors and the holders of a majority of its validly issued shares intend to authorize the creation of Class A common stock and issue shares to Christopher Astrom.

         It has come to the Company's attention that, as a result of the conversion of the debentures issued by the Company into NRES Common Stock, coupled with the decrease in the trading price of NRES Common Stock, investors were entitled to more shares of NRES Common Stock than is authorized under the Company's Articles of Incorporation. As a result, as of January 8, 2004, the Company has 1,938,566,046 shares of NRES Common Stock issued, which exceeds the number of shares authorized. As stated above, the Company believes the holders of a majority of the Company's validly issued and outstanding shares and the board of directors can cure and ratify the overissuances of stock. If this cannot be accomplished, the Company may be liable to the holders of the NRES Common Stock issued in excess of the authorized amount in an amount equal to 1,937,566,046 shares (the number of shares issued in excess of the amount authorized) multiplied by the price each such share was issued for (which ranged from approximately $.0001 to $5.4 per share). The overissuance, together with the Company's inability to increase its authorized number of shares, has eliminated the Company's ability to raise capital through issuances of publicly registered securities. The Company believes it will not be able to continue trading NRES Common Stock or increase its capital resources through selling publicly registered securities until the overissuance is cured and the Company increases the authorized number of shares of NRES Common Stock. The Company may also have violated other provisions of Nevada law with respect to the duties of officers and directors to the Company and by not having sufficient shares available upon the conversion of debentures issued by the Company.

     The Company May Face Litigation For Issuing Securities in Violation of
Section 5 of the Securities Act.

         Section 5 of the Securities Act prohibits the public sale of securities absent an effective registration statement being filed with the SEC, unless an exemption from registration applies. All shares of NRES Common Stock issued upon conversion of the NRES Debentures were sold by holders of the NRES Debentures following conversion. This occurred during the period beginning on May 16, 2001 and ending on July 13, 2001 for the NRES Connecticut Debentures and beginning on November 5, 2001 and ending on August 2, 2002 for the NRES DC Power Debentures. In October of 2000, the Company issued debentures pursuant to a merger with 2217 Acquisition

Inc., a Nevada corporation. These debentures were also converted into NRES Common Stock. These transactions were performed in a manner thought to be exempt from the registration requirements of Section 5 of the Securities Act. However, the requirements of the exemptions relied on do not appear to have been satisfied. As of the date of the filing of this report, because there have been no actions filed against the Company based upon a violation of Section 5 and because the statute of limitations has run, it is unlikely that these holders of NRES Common Stock will file an action against the Company. However, any such action maintained against the Company could have a substantial impact on the Company and capital resources. The ramifications of this may entail a possible rescission offer to the stockholders affected within the past year. Other possible ramifications include an enforcement action by the SEC.

         As of the date of this report, the Company has not received $540,000 in additional proceeds from the sale of the NRES DC Power Debentures and has $299,202 in NRES DC Power Debentures outstanding. The Company has no plans to issue additional NRES Debentures for any amounts not yet received and has no plans to permit outstanding NRES Debentures to be converted.

     The Company May Have Violated the Federal Proxy Rules

         At the time of its incorporation, the Company had 1 million shares of its common stock authorized. Since that time, the Company believed it had effected the 1994 Stock Split, the 1999 Reverse Stock Split, the 40 Million Share Increase, the 250 Million Share Increase, the 750 Million Share Increase and the 1.5 Billion Share Increase. These changes in capital structure appear to have not been validly adopted by the Company's board of directors, approved by the Company's shareholders or filed with the Secretary of State of the State of Nevada, as required by the laws of the State of Nevada. The Company may have violated the federal proxy rules by either (i) not obtaining the requisite shareholder approval to effect these changes or (ii) not providing shareholders with an Information Statement on Schedule 14C. As such, it appears the Company has only 1 million shares of NRES Common Stock authorized. Until the Company's board of directors and shareholders cure and ratify the overissuances of stock, the 40 Million Share Increase, the 250 Million Share Increase, the 750 Million Share Increase and the 1.5 Billion Share Increase and comply with the federal proxy rules in doing so by properly obtaining shareholder approval, the Company may be liable to the holders of the NRES Common Stock issued in excess of the authorized amount. The Company still may be subject to an enforcement action for possible violations of this and other provisions of the federal securities laws.

     The Company May Not be Able to Raise Additional Capital

         On December 6, 2001, the Company filed an Information Statement on
Schedule 14C with the SEC to increase the number of shares of authorized NRES Common Stock from 1.5 billion shares to 5 billion shares, among other things. The Company plans to seek stockholder approval to cure and ratify the Capital Changes and provide a related information statement on Schedule 14C to its stockholders shortly after the Company is satisfied it has resolved any of the SEC's comments. Pending resolution of this matter, the Company will not be able to realize any proceeds from the sale of the NRES Debentures, other debt, or equity (other than proceeds from mortgages on properties). Even if the Company were able to increase its authorized capital, there can be no assurance that the Company will be able to raise additional capital on a debt or equity basis, or to obtain mortgage financing, to complete any of its projects under development (should they be completed), or land purchased for resale or development at a profit.

     The Company May Be In Default of the NRES Debentures

         It appears the Company is or will be in default under the terms of the NRES Debentures because, among other things, the Company has no plans to register additional NRES Common Stock to be issued upon conversion of the NRES Debentures that are currently outstanding and has no plans to complete the issuance of the NRES Debentures. Given the foregoing, the Company could face litigation by the holders of the NRES Debentures seeking to enforce the Company's obligations thereunder. This would likely have a substantial negative effect on the Company's capital resources and would also negatively affect the Company's liquidity.

OTHER RISKS

     There Is Substantial Doubt About The Company's Ability To Continue As A Going Concern

         The Company has incurred substantial net losses. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. Further, the Company has a considerable stockholders' deficiency. These facts raise substantial doubt about the Company's ability to continue as a going concern.

     The Company's Stock Price Has Declined Significantly and May Not Recover

         The trading price of NRES Common Stock has declined significantly since approximately October 2001. The market for NRES Common Stock is essentially non-existent and there can be no assurance of a change in the immediate future.

     Risks Related to Real Estate and Related Investments

         The Company is subject to the risks associated with ownership, operation and financing of real estate. These risks include, but are not limited to, liability for environmental hazards, changes in general or local economic conditions, changes in interest rates and the availability of construction and permanent mortgage financing which may render the acquisition, sale or refinancing of a property difficult or unattractive and which may make debt service burdensome, changes in real estate and zoning laws, bonding requirements, permitting requirements, changes in income taxes, real estate taxes or federal or local economic or rent controls, floods, earthquakes and other acts of nature and other factors beyond the Company's control. The illiquidity of real estate investments generally may impair the Company's ability to respond promptly to changing circumstances.

         Under federal, state and local environmental laws, ordinances and regulations, the Company may be liable for removal or remediation costs, as well as other costs (such as fines or injuries to persons and property) where its employees may have arranged for removal, disposal or treatment of hazardous or toxic substances. In addition, environmental laws impose liability for release of asbestos-containing materials into the air, and third parties can seek recovery from the Company for personal injury associated with those materials.

ITEM 3.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         Based on their evaluation of the Company's disclosure controls and procedures conducted as of the end of the period covered by this report on Form 10-QSB, Richard Astrom, the Company's Chief Executive Officer, and Christopher Astrom, the Company's Chief Financial Officer, have concluded that they are the only individuals involved in the Company's disclosure process. The Company has no specific procedures in place for processing and assembling information to be disclosed in the Company's periodic reports. The Company's system is designed so that information is retained by the Company and relayed to counsel and the Company's accountants as it becomes available. Though the Company has had difficulty implementing its disclosure controls and procedures in the past, the Company's principal executive officer and principal financial officer believe that as of the filing date of this report, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the required time periods.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

         No changes in the Company's internal control over financial reporting have come to management's attention during the Company's last fiscal quarter that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On February 4, 2002, O.M. Investments, Inc. ("O.M. INVESTMENTS") filed suit against the Company in the Circuit Court for Miami-Dade County seeking foreclosure on the Company's Barcelona Apartments property. O.M. Investments sought to foreclose on a purchase money second mortgage executed and delivered on December 13, 2000 with respect to the Barcelona Apartments property that allegedly was in default. O.M. Investments sought $100,000 plus interest on this mortgage amount as well as reasonable attorney's fees. A final judgment of foreclosure was entered on April 8, 2002. The Company paid $114,437.75 on July 10, 2002 and O.M. Investments subsequently filed an acknowledgement that full payment and satisfaction had been received.

         On August 2, 2002, Encore Builders filed suit against Conquistador Plaza, a subsidiary of the Company, in the Circuit Court of the Eleventh Judicial Circuit in Miami-Dade County, Florida seeking foreclosure of a mechanic's lien with respect to the Conquistador Plaza development. Conquistador Plaza retained Encore Builders to construct the Conquistador Plaza development. Encore Builders asserted Conquistador Plaza breached the January 30, 2001 construction contract between Encore Builders and Conquistador Plaza. Encore Builders asserted that $504,076.03 is due from Conquistador Plaza, Inc. and is seeking damages with interest, costs and attorneys fees. Encore Builders was bonded by Mountbatten Surety Company, Inc. On August 26, 2003, the parties stipulated for a full settlement of all claims that existed amongst them. As part of the settlement, $55,000 was to be paid for the benefit of Encore Builders and $50,000 was to be paid to Mountbatten Surety Company, Inc.

         On December 13, 2002, the Company filed an Amended Complaint against the Town of Bay Harbor Islands and the Director of the Town of Bay Harbor Islands, Building and Zoning Department in the Circuit Court of the 11th Judicial Circuit for Miami-Dade County, Florida regarding (i) an application by the Company for zoning approval for a planned residential development overlay district and (ii) approval from the Town of Bay Harbor for the development of the Residences at Bay Harbor. Subsequent to the filing of this case, the Company filed a related complaint in the United States District Court for the Southern District of Florida. The federal claim was dismissed with prejudice on May 20, 2003. In July 2003 the Company filed a Second Amended Complaint amending its complaint to add state law counts that were previously asserted by the Company in its federal complaint.

         In the ordinary course of business, the Company and its subsidiaries are involved in legal proceedings incidental to their operations. The Company and its subsidiaries are not currently involved in any legal proceedings that management believes would have a material adverse effect on the operations or financial condition of the Company and its subsidiaries taken as a whole. See, however, the discussion under Item 2, "Management's Discussion and Analysis or Plan of Operation" under the subheading, "Operating History", with respect to the foreclosure proceedings on the Company's Conquistador Plaza project.

ITEM 2.  CHANGES IN SECURITIES

INCREASES IN AUTHORIZED SHARES

     o At the time of its incorporation, the Company was authorized to issue 1 million shares of NRES Common Stock.

     o Since the time of its incorporation, the Company believed it had effected the 1994 Stock Split, the 1999 Reverse Stock Split, the 40 Million Share Increase, the 250 Million Share Increase, the 750 Million Share Increase and the 1.5 Billion Share Increase. These changes in capital structure appear to have not been validly adopted by the Company's board of directors, approved by the Company's shareholders or filed with the Secretary of State of the State of Nevada, as required by the laws of the State of Nevada. As such, it appears the currently has only 1 million shares of NRES Common Stock authorized, and the majority of the validly issued shares are held by Richard and Pamela Astrom as tenants by the entireties. The Company believes a majority of the Company's validly issued and outstanding shares and the board of directors can cure and ratify the overissuances of stock, the 40 Million Share Increase, the 250 Million Share Increase, the 750 Million Share Increase and the 1.5 Billion Share Increase. Until that time, the Company may be liable to the holders of the NRES Common Stock issued in excess of the authorized amount. All references to shares of Common Stock in this report take into account the 1 for 10 reverse stock split and the 3 for 1 stock split discussed above.

RECENT SALES OF UNREGISTERED SECURITIES

NRES Debentures

         The Company has issued debentures to accredited investors in transactions believed at the time to be exempt from registration under the Securities Act. These debentures are convertible into NRES Common Stock and, as result, have had a dilutive effect on outstanding NRES Common Stock.

         Pursuant to a securities subscription agreement, in May 2001, Connecticut Acquisition issued the Connecticut Acquisition Debentures to Louvre Investors LLC, Yellow Stream Company LLC and Carlsbad Capital LLC (together, the "CONNECTICUT INVESTORS") which were convertible into Connecticut Acquisition's common stock. Subsequently, Connecticut Acquisition merged with and into the Company. Pursuant to an assignment and assumption agreement, the Company assumed all the conditions and obligations of the subscription agreement and the Connecticut Acquisition Debentures.

         Pursuant to a securities subscription agreement, in October 2001, DC Power issued the DC Power Debentures to Sea Lion Investors LLC, Equity Planners LLC and Myrtle Holdings LLC (together, the "DC POWER INVESTORS") which were convertible into shares of DC Power's common stock. Subsequently, DC Power merged with and into the Company. Pursuant to an assignment and assumption agreement, the Company assumed all the conditions and obligations of the subscription agreement and the DC Power Debentures.

         Other parties involved in the issuance of the Connecticut Acquisition Debentures and the DC Power Debentures were Guy Stewart, attorney for the Company and Jonathan Shephard. Guy Stewart received approximately $30,000 and Jonathan Shepard received approximately $30,000.

         The official title of the NRES Connecticut Debentures issued in exchange for the Connecticut Acquisition Debentures is "8% Series SPC Senior Subordinated Convertible Redeemable Debentures due April 12, 2003." and the official title of the NRES DC Debentures issued in exchange for the DC Power Debentures is "8% Series SPD Senior Subordinated Convertible Redeemable Debentures due October 17, 2003." It appears approximately $1,103,500 of principal, $19,400 in interest, $144,943 in bookkeeping fees, $168,020 in investor fees, $258,434 in professional fees and $30,000 in fees for the right to borrow funds (a total of $1,724,297) were converted by the investors of the Connecticut Investors during the period beginning on May 16, 2001 and ending on July 13, 2001. Although the Company believes it has been able to accurately calculate the aggregate amount converted and the amount of capital raised, the Company has estimated the exact breakdown of various fees and debt relating to the NRES Connecticut Debentures that have been converted. Additionally, $160,798 of principal (out of a total amount of $460,000 funded), $4,922 of interest paid and $68,735 in bookkeeping fees (a total of $234,455) was converted by the DC Power Investors during the period beginning on November 5, 2001 and ending on August 2, 2002 ($299,202 remains payable). The Connecticut Investors received a total of approximately 590,442,628 shares of NRES Common Stock with an average price of $.00266 per share through conversions. The DC Investors received a total of approximately 716,365,695 shares of NRES Common Stock with an average price of $.000327 per share through conversions. All shares of NRES Common Stock issued upon conversion were sold following conversion. This occurred during the period beginning on May 16, 2001 and ending on July 13, 2001 for the NRES Connecticut Debentures and beginning on November 5, 2001 and ending on August 2, 2002 for the NRES DC Power Debentures. The closing market prices during this time ranged from $.0036 to $.0076 per share and $.0001 to $.0017 per share, respectively. As of the date of this report, the Company has not received $540,000 in additional proceeds from the sale of the NRES DC Power Debentures and has $299,202 in NRES DC Power Debentures outstanding. The Company has no plans to issue additional NRES Debentures for any amounts not yet received and has no plans to permit outstanding NRES Debentures to be converted.

         The Company claimed the issuance of the Connecticut Debentures and the DC Power Debentures was exempt from registration under Section 5 of the Securities Act pursuant to Rule 504 of Regulation D promulgated under the Securities Act. The Company relied on, among other things, its belief that (i) Connecticut Acquisition and DC Power were not subject to the reporting requirements of Section 13 or Section 15(d) of the Exchange Act, (ii) Connecticut Acquisition and DC Power were not investment companies, (iii) Connecticut Acquisition and DC Power were not development stage companies with no specific business plan other than to engage in a business combination with an unidentified company, (iv) the dollar amount of the offering of Connecticut Acquisition's and DC Power's Common Stock would not exceed $1 million, (v) Connecticut Acquisition's and DC Power's common stock would be issued under a state law exemption that permitted general solicitation and general advertising (so long as sales are made only to "accredited investors" as that term is defined in Rule 501 promulgated under the Securities Act) and (vi) the Connecticut Investors and the DC Power Investors represented themselves to be "accredited investors". The requirements of this exemption do not appear to have been satisfied as a result of the Company's subsequent merger with these two entities. The Company claimed the issuance of the NRES Debentures and the NRES Common Stock issued upon conversion of the NRES Debentures was exempt from registration under Section 5 of the Securities Act pursuant to Section 3(a)(9) of the Securities Act. In reaching this conclusion, the Company relied on an opinion rendered by its former counsel opining to this effect and citing various SEC interpretations as its basis.

         Any amount over $10,000 of the principal face amount of the NRES Debentures is at the option of the holders, convertible into freely tradable shares of NRES Common Stock at a conversion price for each share of NRES Common Stock equal to 70% of the lowest closing bid price of the NRES Common Stock on the trading day a notice of conversion is received by the Company. If the conversion would require stockholder approval of the issuance, the Company is required to take the necessary steps to seek such approval. Pursuant to the NRES Debentures, the Company is obligated to pay the Connecticut Investors and the DC Power Investors 8% interest per year in the form of NRES Common Stock. Pursuant to the subscription agreement, notwithstanding the conversion rights listed in the NRES Debentures, the Connecticut Investors and the DC Power Investors and their respective affiliates may not convert any portion of the NRES Debentures that, together with any shares of NRES Common Stock already owned by the Connecticut Investors and DC Power Investors, would result in beneficial ownership by the Connecticut Investors and the DC Power Investors and their respective affiliates of more than 4.999% of the then issued and outstanding NRES Common Stock.

         In October 2000, the Company issued debentures pursuant to a merger with 2217 Acquisition Inc., a Nevada corporation. These debentures were also converted into NRES Common Stock. Because these debentures were all converted into NRES Common Stock over one year ago, it is unlikely a Section 5 action could be maintained against the Company for offering these debentures or the underlying NRES Common Stock.

     Escrow Agreement

         In escrow agreements with Sroya Holdings LLC, as escrow agent ("SROYA"), the Company agreed to deposit shares of NRES Common Stock with Sroya for conversion of the NRES Debentures. If the Company does not have a sufficient number of shares of NRES Common Stock to meet this requirement, it must deposit with Sroya the number of shares of NRES Common Stock authorized but unissued, and upon authorization of a sufficient additional number of shares, deposit additional shares with Sroya. Further notices of conversion of the NRES Debentures must be simultaneously sent to the Company and to Sroya as shares issued upon conversion of the NRES Debentures are released by Sroya. "Freely tradeable" securities must be deposited into the escrow. The Company believed it could rely on an exemption to Section 5 of the Securities Act to issue the NRES Common Stock upon conversion of the NRES Debentures. The Company currently believes that it will not be able to rely on an exemption to Section 5 of the Securities Act and, as such, will not be able to deposit "freely tradeable" securities into the escrow. Choosing not to deposit "freely tradeable" securities into the escrow may constitute a breach under the terms of the NRES Debentures. As of the date of this report, Sroya does not hold any shares of NRES Common Stock. The Company does not plan to issue additional Common Stock to Sroya. The Company and the holders of the NRES Debentures agreed to indemnify Sroya, for acts relating to the escrow of NRES Common Stock.

         For a description of the legal issues surrounding the sale and conversion of the debentures, see "RISK FACTORS -- Risk Related to Legal Uncertainties."

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

         See the discussion in Part I, Item 2 and "RISK FACTORS - Risks Related to Legal Uncertainties" regarding the Company's inability to provide NRES Common Stock to the NRES Debenture holders upon conversion of the NRES Debentures, which items are incorporated into this Item 3 by this reference.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.       OTHER INFORMATION

         None.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

    Exhibit
    Number                                     Description
    ------                                     -----------

     3.1*        Articles of Incorporation of the Company.
     3.2**       Certificate of Amendment to Articles of Incorporation of the
                 Company.
     3.4*        Bylaws of the Company.
     4.1         8% Series SPB Senior Subordinated Convertible Redeemable
                 Debentures due November 3, 2002
     4.2         8% Series SPC Senior Subordinated Convertible Redeemable
                 Debentures due April 12, 2003
     4.3         8% Series SPD Senior Subordinated Convertible Redeemable
                 Debentures due October 17, 2003
    10.1         Securities Subscription Agreement dated as of October 10, 2000 by and between 2217 Acquisition Inc. and Louvre Investors LLC,
                 Yellow Stream Company LLC and Carlsbad LLC.
    10.2         Assignment and Assumption Agreement dated as of November 3,
                 2000 by and between 2217 Acquisition Inc. and National
                 Residential Properties, Inc.
    10.3         Securities Subscription Agreement dated as of April 12, 2001 by and between Connecticut Acquisition Corp. No. 1 and
                 Louvre Investors LLC, Yellow Stream Company LLC and Carlsbad
                 Capital LLC.
    10.4         Assignment and Assumption Agreement dated as of April 19, 2001 by and between Connecticut Acquisition Corp. 1 and National
                 Residential Properties, Inc.
    10.5         Securities Subscription Agreement dated as of October 17, 2001 by and between DC Power Products Acquisition Corp. and Equity
                 Planners LLC, Sea Lion Investors LLC and Myrtle Holdings LLC.
    10.6         Assignment and Assumption Agreement dated as of November 5,
                 2001 by and between DC Power Acquisition Corp. and National
                 Residential Properties, Inc.
    10.7         Real Estate Purchase and Sale Agreement dated as of December
                 17, 2001 by and between Dennis Almendares and National
                 Residential Properties, Inc.
    10.8         Real Estate Purchase and Sale Agreement dated as of May 20,
                 2002 by and between Gateway Mortgage Bankers and National
                 Residential Properties, Inc.
    31.1         Certification of the Principal Executive Officer pursuant to
                 Rule 13a-14(a)
    31.2         Certification of the Principal Financial Officer pursuant to
                 Rule 13a-14(a)
    32.1         Certifications of the Principal Executive Officer and Principal
                 Financial Officer pursuant to 18 U.S.C. Section 1350

*        Previously filed.

**       Filed as an exhibit to the Company's annual report on Form 10-KSB for the period ended September 30, 2000, filed with the Securities and Exchange Commission on January 16, 2001.

         (b) Reports on Form 8-K:

         None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 NATIONAL RESIDENTIAL PROPERTIES, INC.



Date: January 8, 2004          By:  /s/ Richard Astrom
                                    ----------------------------------------
                                 Richard Astrom
                                 President, Chief Executive Officer and Director


Date: January 8, 2004          By:  /s/ Christopher Astrom
                                    --------------------------------------------
                                 Christopher Astrom
                                 Vice President, Chief Financial Officer,
                                 Secretary and Director