Form 10KSB
period 2002-09-30
NATIONAL RESIDENTIAL PROPERTIES NV INC
filed 2004-01-08
CIK 1096840

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                                 ---------------

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2002

                         Commission File Number 0-27159
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

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No |_|

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

         Issuer's revenues for its most recent fiscal year:  $3,202,283.

         The aggregate market value of voting stock held by non-affiliates of the registrant as of January 8, 2004 was $383,954.60 (based on the last reported sale price of $0.0002 per share on January 8, 2004).

         The number of shares of the registrant's common stock outstanding as of January 8, 2004 was 1,938,566,046.
--------------------------------------------------------------------------------

                      NATIONAL RESIDENTIAL PROPERTIES, INC.
                      FOR THE YEAR ENDED SEPTEMBER 30, 2002

                                TABLE OF CONTENTS


PART I    ...........................................................................................3
          Restatement Information....................................................................3
          Background Capitalization Information......................................................4
          ITEM 1.  Business..........................................................................6
          RISK FACTORS..............................................................................12
          ITEM 2.  Properties.......................................................................14
          ITEM 3.  Legal Proceedings................................................................14
          ITEM 4.  Submission of Matters to a Vote of Security Holders..............................15
PART II   ..........................................................................................16
          ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters............16
          ITEM 6.  Management's Discussion and Analysis or Plan of Operation........................18
          ITEM 7.  Financial Statements.............................................................24
          ITEM 8.  Changes in and Disagreements with Accountants on Accounting and Financial
                   Disclosure.......................................................................40
          ITEM 8A. Controls and Procedures..........................................................42
          ITEM 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With
                   Section 16(a) of the Exchange Act................................................42
          ITEM 10. Executive Compensation...........................................................43
          ITEM 11. Security Ownership of Certain Beneficial Owners and
                   Management and Related
                   Stockholder Matters..............................................................44
          ITEM 12. Certain Relationships and Related Transactions...................................45
          ITEM 13. Exhibits and Reports on Form 8-K.................................................45
          ITEM 14. Principal Accountant Fees and Services...........................................46



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

                                     PART I
                                     ------

RESTATEMENT INFORMATION

         National Residential Properties, Inc., a Nevada corporation (the "COMPANY"), in consultation with its independent accountants, is presenting its consolidated financial statements for its fiscal year ended September 30, 2002 in this annual report on Form 10-KSB. The effect of the presentation included in this annual report is to restate financial information presented for the periods ended September 30, 2001, December 31, 2001 and March 31, 2002. As the effects of this restatement are being reflected in this annual report, the Company does not plan to file an amended annual report for the fiscal year ended September 30, 2001 or amended quarterly reports for the periods ended December 31, 2001 and March 31, 2002. Also, because the Company is not restating the financial information included in its quarterly report on Form 10-QSB for the period ended June 30, 2002, that report will not be amended either. The following is a summary of the cumulative effect of the restatement of the Company's net loss for the periods ended December 31, 2001 and March 31, 2002 as well as for the year ended September 30, 2001:

NET LOSS FOR THE YEAR ENDED SEPTEMBER 30, 2001

     NET LOSS, AS PREVIOUSLY STATED                               $(583,644)

          Amortization of discount on debenture conversions      (1,129,866)
          Legal fees - debentures                                   (60,000)
          Fees - investors                                         (640,865)
                                                               -------------

     NET LOSS, AS RESTATED                                      $(2,414,375)
                                                               =============

NET LOSS FOR THE PERIOD ENDED DECEMBER 31, 2001

     NET LOSS, AS PREVIOUSLY STATED                                $(47,655)

          Amortization of discount on debenture conversions        (100,480)
          Interest expense - debentures                              (4,922)
          Fees - investors                                          (68,735)
          Revenue - sales of property                                90,762
          Cost of sales - sales of property                         (40,963)
          Reversal of gain on sale of property                      (15,741)
                                                               -------------

     NET LOSS, AS RESTATED                                        $(187,734)
                                                               =============

NET LOSS FOR THE PERIOD ENDED MARCH 31, 2002

THREE MONTHS ENDED MARCH 31, 2002
    NET LOSS, AS PREVIOUSLY STATED                                          $(1,106,453)

           Amortization of discount on debenture conversions
           Interest expense - debentures                                         (5,887)
           Additional management compensation                                  (372,851)
           Reclassification of unrealized losses on investment securities       804,952
                                                                            ------------

    NET LOSS, AS RESTATED                                                     $(680,239)
                                                                            ============

SIX MONTHS ENDED MARCH 31, 2002
    NET LOSS, AS PREVIOUSLY STATED                                          $(1,154,108)

           Amortization of discount on debenture conversions                   (100,480)
           Interest expense - debentures                                        (10,809)
           Fees - investors                                                     (68,735)
           Revenue - sales of property                                           90,762
           Cost of sales - sales of property                                    (40,963)
           Reversal of gain on sale of property                                 (15,741)
           Additional management compensation                                  (372,851)
           Reclassification of unrealized losses on investment securities       804,952
                                                                            ------------

    NET LOSS, AS RESTATED                                                     $(867,973)
                                                                            =============

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

     o On December 13, 2002, the Company filed an Amended Complaint against the Town of Bay Harbor Islands and the Director of the Town of Bay Harbor Islands, Building and Zoning Department in the Circuit Court of the 11th Judicial Circuit for Miami-Dade County, Florida regarding (i) an application by the Company for zoning approval for a planned residential development overlay district and (ii) approval from the Town of Bay Harbor for the development of the Residences at Bay Harbor. Subsequent to the filing of this case, the Company filed a related complaint in the United States District Court for the Southern District of Florida. The federal claim was dismissed with prejudice on May 20, 2003. In July 2003, the Company filed a Second Amended Complaint amending its complaint add state law counts that were previously asserted by the Company in its federal complaint.

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

ITEM 1.       BUSINESS

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

     o In January of 2001, the Company attempted to effect the 750 Million Share Increase.

     o On April 12, 2001, the Company's wholly-owned subsidiary, Connecticut Acquisition Corp. No. 1 ("CONNECTICUT ACQUISITION") obtained a loan from accredited investors evidenced by its 8% Series A Senior Subordinated Convertible Redeemable Debentures due April 12, 2003 (the "CONNECTICUT ACQUISITION DEBENTURES"), which were convertible from time to time into shares of Connecticut Acquisition's Class A common stock. On May 8, 2001, Connecticut Acquisition merged with and into the Company, with the Company remaining as the surviving entity. As a result, all rights and obligations of Connecticut Acquisition inured to the benefit of and became binding upon the Company. Pursuant to the merger, the Connecticut Acquisition Debentures were surrendered and canceled, and new debentures, identical to the Connecticut Acquisition Debentures (the "NRES CONNECTICUT DEBENTURES" and together with the NRES Connecticut Debentures, the "NRES DEBENTURES"), but convertible into authorized and unissued shares of NRES Common Stock, were issued by the Company to the holders of the Connecticut Acquisition Debentures.

     o In June of 2001, the Company filed a Certificate of Amendment with the Nevada Secretary of State attempting to effect the 1.5 Billion Share Increase.

     o On October 17, 2001, the Company's wholly-owned subsidiary, DC Power Products Acquisition Corp. ("DC POWER"), a Florida corporation, obtained a loan from accredited investors evidenced by its 8% Series A Senior Subordinated Convertible Redeemable Debentures due October 17, 2003 (the "DC POWER DEBENTURES"), which were convertible from time to time into shares of DC Power's common stock. On November 1, 2001, DC Power merged with and into the Company with the Company remaining as the surviving entity. As a result, all rights and obligations of DC Power inured to the benefit of and became binding upon the Company. Pursuant to the merger, the DC Power Debentures were surrendered and canceled, and new debentures, identical to the DC Power Debentures (the "NRES DC POWER DEBENTURES"), but convertible into authorized and unissued shares of NRES Common Stock, were issued by the Company to the holders of the DC Power Debentures.

     o The Company's Articles of Incorporation, as amended, currently provide that the Company is authorized to issue up to 1.5 billion shares of NRES Common Stock. However, the Company concluded that the 1994 Stock Split, the 1999 Reverse Stock Split, the 40 Million Share Increase, the 250 Million Share Increase, the 750 Million Share Increase and the 1.5 Billion Share Increase may not have been validly adopted by the Company's board of directors, approved by the Company's shareholders or filed with the Secretary of State of the State of Nevada, as required by the laws of the State of Nevada. As such, the Company believes it currently has only 1 million shares of NRES Common Stock authorized, a majority of which are owned by Richard and Pamela Gay Astrom, as tenants by the entireties. As such, all references to shares of NRES Common Stock do not reflect the Capital Changes referenced above (including any stock splits). o It has come to the Company's attention that, as a result of the conversion of the NRES Debentures into NRES Common Stock and the decrease in the price of NRES Common Stock, investors were entitled to more shares than authorized. As a result, the Company, as of January 8, 2004, has 1,938,566,046 shares of NRES Common Stock issued, which exceeds the number of authorized shares. Under the state law of Nevada, it may be possible that the transactions for shares in excess of the number of authorized shares will not be viewed as valid and the Company may be responsible for taking corrective action or compensating the stockholders.

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

     Eagle Trace Subdivision

         This property is a 20-acre citrus grove in Vero Beach, Florida that the Company successfully rezoned to a single family development. The Company completed construction of 62 single-family lots in 2002 and sold the property to WBS Management & Acquisition Corp on July 30, 2003, pursuant to a Vacant Land Contract dated as of May 29, 2003. The purchase price for the property was $1,980,000 and was determined through arms-length negotiations.

     Barcelona Apartments

         On this property, located in Miami, Florida and purchased in 2000, the Company intended to construct 70 rental apartments. Litigation relating to the Barcelona Apartments is discussed under "Item 3 - Legal Proceedings". The Company's July 31, 2002 contract to sell this property to Antonio Sarmiento fell through. The Company is currently continuing its efforts to sell this property. The Company entered into an agreement for purchase and sale with Salomon Yuken to sell the Barcelona Apartments to Salomon Yuken on January 10, 2003. On May 8, 2003, the Company and Salomon Yuken entered into an amendment to the agreement for purchase and sale. In June 2003, the Company and Salomon Yuken entered into a second amendment to the agreement for purchase and sale which, among other things, extended the closing date to October 31, 2003. A $100,000 deposit has been paid to the Company by Salomon Yuken. The closing date was subsequently extended to January 2004.

     Residences at Bay Harbor

         The Bay Harbor property, located on Bay Harbor Island, Florida, was purchased by the Company in 2000, for $850,000. The Company intended to construct a 15-story, 60 unit apartment building on the Bay Harbor property and intended for Encore Builders to handle the construction. Immediately after closing the acquisition of the land, the Company applied for a building permit, but to this date, the permit has not been obtained due to various neighborhood objections to construction. The initial business plan called for the building to be sold as a condominium project for $18 million, with construction costs at approximately $12 million. Due to the Company's relations with Encore Builders and the difficulties with the building permit, the Company chose not to construct the building and instead, on December 17, 2001, chose to resell the land for $2.2 million to Dennis Almandares, an independent third party. The transaction contemplated by this agreement did not close, and the Company subsequently entered into a purchase and sale agreement dated as of May 20, 2002 to sell this property to Gateway Mortgage Bankers, Inc. for $2.3 million. The Company expected to close this transaction in September of 2002 or upon the issuance of a building permit by the city building department for a 15-story building but was unable to obtain the required building permit. Subsequently, the Company filed a complaint against the Town of Bay Harbor. See "Item 3 - Legal Proceedings" for a discussion of the related litigation.

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

         As of the date of this report, the Company has not received $540,000 in additional proceeds from the sale of the NRES DC Power Debentures and has $199,202 in NRES DC Power Debentures outstanding. The Company has no plans to issue additional NRES Debentures for any amounts not yet received and has no plans to permit outstanding NRES Debentures to be converted.The Company May Have Violated the Federal Proxy Rules

         At the time of its incorporation, the Company had 1 million shares of its common stock authorized. Since that time, the Company believed it had effected the 1994 Stock Split, the 1999 Reverse Stock Split, the 40 Million Share Increase, the 250 Million Share Increase, the 750 Million Share Increase and the 1.5 Billion Share Increase. These changes in capital structure appear to have not been validly adopted by the Company's board of directors, approved by the Company's shareholders or filed with the Secretary of State of the State of Nevada, as required by the laws of the State of Nevada. The Company may have violated the federal proxy rules by either (i) not obtaining the requisite shareholder approval to effect these changes or (ii) not providing shareholders with an Information Statement on Schedule 14C. As such, it appears the Company has only 1 million shares of NRES Common Stock authorized. Until the Company's board of directors and shareholders cure and ratify the overissuances of stock, the 40 Million Share Increase, the 250 Million Share Increase, the 750 Million Share Increase and the 1.5 Billion Share Increase and comply with the federal proxy rules in doing so by properly obtaining shareholder approval, the Company may be liable to the holders of the NRES Common Stock issued in excess of the authorized amount. The Company still may be subject to an enforcement action for possible violations of this and other provisions of the federal securities laws.

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

ITEM 2.  PROPERTIES

         As of January 8, 2004 the only real property owned by the Company is the Bay Harbor Property and the Barcelona property. For a discussion of the Company's properties, see "Item 1 - Business" under the subheading "Current Operations".

ITEM 3.  LEGAL PROCEEDINGS

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

         On December 13, 2002, the Company filed an Amended Complaint against the Town of Bay Harbor Islands and the Director of the Town of Bay Harbor Islands, Building and Zoning Department in the Circuit Court of the 11th Judicial Circuit for Miami-Dade County, Florida regarding (i) an application by the Company for zoning approval for a planned residential development overlay district and (ii) approval from the Town of Bay Harbor for the development of the Residences at Bay Harbor. Subsequent to the filing of this case, the Company filed a related complaint in the United States District Court for the Southern District of Florida. The federal claim was dismissed with prejudice on May 20, 2003. In July 2003 the Company filed a Second Amended Complaint to amending its complaint add state law counts that were previously asserted by the Company in its federal complaint.

         In the ordinary course of business, the Company and its subsidiaries are involved in legal proceedings incidental to their operations. The Company and its subsidiaries are not currently involved in any legal proceedings that management believes would have a material adverse effect on the operations or financial condition of the Company and its subsidiaries taken as a whole. See, however, the discussion under Item 1, "Business," under the subheading, "Operating History", with respect to the foreclosure proceedings on the Company's Conquistador Plaza project.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II
                                     -------

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

MARKET PRICE OF NRES COMMON STOCK

         NRES Common Stock is quoted on The Over the Counter Bulletin Board under the symbol NRES.PK. While it appears there is no market for NRES Common Stock, the Company has set forth in the table below the high and low closing bid prices per share of NRES Common Stock as reported on The Over the Counter Bulletin Board during the fiscal year ended September 30, 2002. The last reported bid price on The Over the Counter Bulletin Board for NRES Common Stock was $0.000 on January 8, 2004.

                                                  HIGH      LOW
2002(1)
First Quarter................................     $0.002    $0.000
Second Quarter...............................     $0.001    $0.000
Third Quarter................................     $0.000    $0.000
Fourth Quarter...............................     $0.000    $0.000
             -----------
             (1)  Source:  IDD Information Services, Tradeline

HOLDERS

         As of January 8, 2004, there were approximately 594 holders of record of NRES Common Stock.

DIVIDEND POLICY

         The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain future earnings, if any, in the foreseeable future.

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

         The official title of the NRES Connecticut Debentures issued in exchange for the Connecticut Acquisition Debentures is "8% Series SPC Senior Subordinated Convertible Redeemable Debentures due April 12, 2003." and the official title of the NRES DC Debentures issued in exchange for the DC Power Debentures is "8% Series SPD Senior Subordinated Convertible Redeemable Debentures due October 17, 2003." It appears approximately $1,103,500 of principal, $19,400 in interest, $144,943 in bookkeeping fees, $168,020 in investor fees, $258,434 in professional fees and $30,000 in fees for the right to borrow funds (a total of $1,724,297) were converted by the Connecticut Investors during the period beginning on May 16, 2001 and ending on July 13, 2001. Although the Company believes it has been able to accurately calculate the aggregate amount converted and the amount of capital raised, the Company has estimated the exact breakdown of various fees and debt relating to the NRES Connecticut Debentures that have been converted. Additionally, $160,798 of principal (out of a total amount of $460,000 funded), $4,922 of interest paid and $68,735 in bookkeeping fees (a total of $234,455) was converted by the DC Power Investors during the period beginning on November 5, 2001 and ending on August 2, 2002 ($199,202 remains payable). The Connecticut Investors received a total of approximately 590,442,628 shares of NRES Common Stock with an average price of $.00266 per share through conversions. The DC Investors received a total of approximately 716,365,695 shares of NRES Common Stock with an average price of $.000327 per share through conversions. All shares of NRES Common Stock issued upon conversion were sold following conversion. This occurred during the period beginning on May 16, 2001 and ending on July 13, 2001 for the NRES Connecticut Debentures and beginning on November 5, 2001 and ending on August 2, 2002 for the NRES DC Power Debentures. The closing market prices during this time ranged from $.0036 to $.0076 per share and $.0001 to $.0017 per share, respectively. As of the date of this report, the Company has not received $540,000 in additional proceeds from the sale of the NRES DC Power Debentures and has $199,202 in NRES DC Power Debentures outstanding. The Company has no plans to issue additional NRES Debentures for any amounts not yet received and has no plans to permit outstanding NRES Debentures to be converted.

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

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND NOTES TO THOSE STATEMENTS AND OTHER FINANCIAL INFORMATION APPEARING ELSEWHERE IN THIS REPORT.

RESULTS OF OPERATIONS

         The following is a discussion of the consolidated financial condition and results of operations of the Company for the fiscal years ended September 30, 2002 and 2001, which should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included elsewhere in this report. Note this discussion of the Company's results of operations includes restated financial information for the period ending September 30, 2001.

         For the year ended September 30, 2002, the Company incurred net loss of $347,513, compared to net loss of $2,414,375 for the comparable 2001 period. The net loss in 2002 is primarily attributable to legal and accounting fees attributable to compliance with securities regulations and Conquistador Plaza's litigation with Encore Builders in addition to interest expenses on projects that were to be constructed by Encore Builders.

RESULTS OF OPERATIONS FOR THE YEAR ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30,
2001

REVENUES

         Total revenues for the year ended September 30, 2002 increased to $3,202,283, as compared to $308,764 for the year ended September 30, 2001. The primary source of revenues for the year ended September 30, 2002 was the sale of real estate held by the Company as well as rental income on properties then held.

OPERATING EXPENSES

Management Fees

         Management fees for the year ended September 30, 2002 totaled $293,102 compared to $152,098 for the year ended September 30, 2001. This 93% increase in management fees is primarily due to the Company forgiving a loan made to an officer and treating it as compensation.

Professional Fees and Compensation Expenses

         Professional fees and compensation expenses for the year ended September 30, 2002 totaled $734,562 compared to $290,586 for the year ended September 30, 2001. This 153% increase is primarily related to legal fees and compensation related to bringing the Company into compliance with state corporate law and the federal securities laws.

Advertising

         Advertising expenses for the year ended September 30, 2002 totaled $3,258 compared to $35,641 for the year ended September 30, 2001. This 91% decrease in advertising expenses is primarily due to the fact that the Company determined to sell off its real estate inventory rather than construct buildings on purchased lots, as originally planned.

Travel and Automobile Expenses

         Travel and automobile expenses for the year ended September 30, 2002 totaled $76,443 compared to $24,006 for the year ended September 30, 2001. This 218% increase is primarily due to the fact that meetings relating to the Company's business and financing opportunities were less regional in nature and involved additional air travel..



DEPRECIATION AND AMORTIZATION

         Depreciation and amortization for the year ended September 30, 2002, totaled $2,128 as compared to $2,660 for the year ended September 30, 2001.

OTHER INCOME (EXPENSE)

         Other income (expense) for the year ended September 30, 2001, was an expense of $1,812,744, which decreased to an expense of $388,113 for the year ended September 30, 2002. This decrease was primarily due to a reduction in the Company's development related expenses.

LIQUIDITY AND CAPITAL RESOURCES

         To date, the Company has financed its operations primarily through mortgage debt and the sale of NRES Common Stock issued through converting the NRES Debentures. At September 30, 2002, the Company had $481,609 in cash and cash equivalents, an increase of $400,845 from September 30, 2001. This increase in cash and cash equivalents is attributable to sales of and mortgages on the Company's properties. The Company acquired $1,124,146 of real estate holdings in the year ended September 30, 2002, compared to real estate acquisitions of $5,017,424 in the comparable 2001 period, as the Company continued at a diminished rate its business plan to develop, construct and own multifamily housing.

         The Company used $506,135 in investing activities for the year ended September 30, 2002, as compared to $233,229 used in the year ended September 30, 2001. Net cash provided by financing activities was $1,293,295 for the year ended September 30, 2002, as compared to $5,611,514 for the year ended September 30, 2001. This decrease in net cash provided by financing activities is attributable to the shift in the Company's business away from purchasing and holding properties. This change reflects the substantial decrease in the Company's proceeds from the NRES Debentures and NRES Common Stock issuances, and also from notes and mortgages payable.

         The Company had stockholders' deficit of $589,466 at September 30, 2002. The Company's determination that it has issued shares in excess of its authorized amount resulted in the Company's determination that all shares issued in excess of 1 million would be reclassified as temporary equity.

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

OUTLOOK

         The Company invested substantial funds in its existing projects, but only realized material profits from these projects upon the sale of the real estate. While the Company entered into agreements to sell certain of its remaining properties, it cannot guarantee these transactions will close or that the sales will occur in a timely fashion. Further, the Company faces litigation with respect to the Conquistador Plaza project resulting from the termination of the project's contractor, a former subsidiary of the Company whose president was a director of the Company. The Company terminated the project's contractor because of its inability to meet completion schedules. The delays in construction caused the Company to commence financing construction loan interest from its own resources, rather than from construction loan proceeds. See "Item 3
- Legal Proceedings."

         The Company's ability to meet its continuing operating expenses largely depends on its ability to continue to raise capital (i) through the sale of debt or equity, (ii) through construction and permanent mortgage financing, (iii) through the completion and sale, or sale prior to completion, of the Company's real estate projects and (iv) through the sale of land purchased, but not developed, by the Company. In the likely event the Company is forced to sell its remaining property prior to completion or the time such property appreciates substantially, should such increase occur, the Company's profit, if any, from its real estate activities would be materially adversely affected. There can be no assurance the Company will be able to raise additional capital on a debt or equity basis, or obtain mortgage financing, complete any of its projects under development, or sell any completed development projects (should they be completed) or land purchased for resale or development at a profit.

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

         While one year has passed from the initial placement of the NRES Debentures, it appears that approximately $1,103,500 of principal, $19,400 in interest, $144,943 in bookkeeping fees, $168,020 in investor fees, $258,434 in professional fees and $30,000 in fees for the right to borrow funds (a total of $1,724,297) were converted by the investors of the NRES Connecticut Debentures during the period beginning on May 16, 2001 and ending on July 13, 2001. Although the Company believes it has been able to accurately calculate the aggregate amount converted and the amount of capital raised, the Company has estimated the exact breakdown of various fees and debt relating to the NRES Connecticut Debentures that have been converted. Additionally, $160,798 of principal (out of a total amount of $460,000 funded), $4,922 of interest paid and $68,735 in bookkeeping fees (a total of $234,455) was converted during the period beginning on November 5, 2001 and ending on August 2, 2002 ($199,202 remains payable). The holders of the NRES Connecticut Debentures received a total of approximately 590,442,628 shares of NRES Common Stock with an average price of $.00266 per share through conversions and the holders of the NRES DC Power Debentures received a total of approximately 716,365,695 shares of NRES Common Stock with an average price of $.000327 per share through conversions. All shares of NRES Common Stock issued upon conversion were sold by holders of the NRES Debentures following conversion. This occurred during the period beginning on May 16, 2001 and ending on July 13, 2001 for the NRES Connecticut Debentures and beginning on November 5, 2001 and ending on August 2, 2002 for the NRES DC Power Debentures. The closing market prices during this time ranged from $.0036 to $.0076 per share and $.0001 to $.0017 per share, respectively. As of the date of this report, there have been no actions filed against the Company based upon a violation of Section 5. Because the statute of limitations has almost run, it is unlikely that a large portion of these holders of NRES Common Stock will file an action against the Company. However, any such action maintained against the Company could have a substantial impact on the Company and capital resources. The ramifications of this may entail a possible rescission offer to the stockholders affected within the past year. Other possible ramifications include an enforcement action by the SEC.

         As of the date of this report, the Company has not received $540,000 in additional proceeds from the sale of the NRES DC Power Debentures and has $199,202 in NRES DC Power Debentures outstanding. The Company has no plans to issue additional NRES Debentures for any amounts not yet received and has no plans to permit outstanding NRES Debentures to be converted.

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

         At the time of its incorporation, the Company had 1 million shares of its common stock authorized. Since that time, the Company believed it had effected the 1994 Stock Split, the 1999 Reverse Stock Split, the 40 Million Share Increase, the 250 Million Share Increase, the 750 Million Share Increase and the 1.5 Billion Share Increase. These changes in capital structure appear to have not been validly adopted by the Company's board of directors, approved by the Company's shareholders or filed with the Secretary of State of the State of Nevada, as required by the laws of the State of Nevada. The Company may have violated the federal proxy rules by either (i) not obtaining the requisite shareholder approval to effect these changes or (ii) not providing shareholders with an Information Statement on Schedule 14C. As such, it appears the Company currently has only 1 million shares of NRES Common Stock authorized, and the majority of the validly issued shares are held by Richard and Pamela Astrom as tenants by the entireties. The Company believes a majority of the Company's validly issued and outstanding shares and the board of directors can cure and ratify the overissuances of stock and the aforementioned changes in capital structure. Until that time, the Company may be liable to the holders of the NRES Common Stock issued in excess of the authorized amount. The Company also believes that the issuance of Class A common stock to Christopher Astrom was not authorized as an amendment to the Company's Articles of Incorporation was never filed with the Secretary of State of the State of Nevada. The Company believes that the recipient of the unauthorized shares, Christopher Astrom, may have a claim against the Company for damages, but it is unlikely that Christopher Astrom will file a claim against the Company as he is an officer, director and principal shareholder of the Company. Also, as discussed below, the Company's board of directors and the holders of a majority of its validly issued shares intend to authorize the creation of Class A common stock and issue shares to Christopher Astrom.

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

CRITICAL ACCOUNTING ESTIMATES

         The Company's discussion and analysis of its financial condition is based on the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company regularly evaluates its estimates, including those related to revenue, bad debts, intangible assets, restructuring, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         For the periods reported, the Company's two most important estimates involved the impairment of the value of the Company's stock holdings in Genesis and the estimates of potential liability for potential violation of federal and state laws. Given that Genesis no longer has a market value, the Company decided a complete write-off was in order. As for the potential liabilities, the Company estimated the value of transactions that may be challenged in the past year. The value of these transactions have been treated as temporary equity in the financial statements.

ITEM 7.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
To the Stockholders of
National Residential Properties, Inc. and Subsidiaries
Coral Gables, Florida

We have audited the accompanying consolidated balance sheet of National Residential Properties, Inc. and Subsidiaries (the "Company") as of September 30, 2002 and 2001 and the related consolidated statements of operations, changes in stockholders' equity (deficit), changes in temporary equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Residential Properties, Inc. and Subsidiaries as of September 30, 2002 and 2001, and the consolidated results of its operations, changes in stockholders' equity (deficit), changes in temporary equity, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 16 to the consolidated financial statements, the Company has restated its September 30, 2001 consolidated financial statements for certain errors that resulted in an understatement of previously reported expenses for the year ended September 30, 2001 that were discovered by the Company's management. The recognition of these expenses have no effect on stockholders' equity (deficit) since the expenses were associated with the issuance of the Company's common stock. Additionally, the Company corrected the duplication of a recorded liability and reclassified certain items that have no effect on net income (loss), or stockholders' equity (deficit) for the period. The net effect of these changes increased the deficit from ($2,018,802) as originally reported to ($3,849,533), as amended. This increase in the deficit was attributed to the recognition of the amortization of interest and fees associated with the convertible debentures issued by the Company. Additionally, the Company classified certain shares of its common stock as "Temporary" equity from "Permanent" equity.


              MEMBER OF: AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
                         NEW JERSEY SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS PENNSYLVANIA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS NEW YORK STATE SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS


/S/ BAGELL, JOSEPHS & COMPANY, L.L.C.
BAGELL, JOSEPHS & COMPANY, L.L.C.
Gibbsboro, New Jersey

July 24, 2003

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 2002 AND 2001

                                     ASSETS
                                     ------
                                                                                                            RESTATED
                                                                                         2002                 2001
                                                                                     -----------           -----------
              Cash and cash equivalents                                                 $481,609               $80,764
              Inventory - real estate holdings                                         8,923,638             8,338,514
              Fixed assets, net of depreciation                                           41,184                11,803
              Prepaid management fee and other                                                 -               293,102
              Loan receivable - Officers                                                       -               261,167
              Loan receivable - Others                                                   312,778                     -
              Mortgage receivable and other                                               75,010                58,825
              Investment securities                                                        2,523                     -
              Deposits                                                                     6,725                 5,375
                                                                                     -----------           -----------

              TOTAL ASSETS                                                            $9,843,467            $9,049,550
                                                                                     ===========           ===========

              LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY (DEFICIT)
              ----------------------------------------------------------------

                                                                                                            RESTATED
                                                                                         2002                 2001
                                                                                     -----------           -----------
                Accounts payable and accrued expenses                                    $81,707               $92,709
                Debentures payable                                                       199,202                     -
                Notes and mortgages payable                                            5,734,086             5,271,747
                                                                                     -----------           -----------

                    TOTAL LIABILITIES                                                  6,014,995             5,364,456
                                                                                     -----------           -----------

              TEMPORARY EQUITY                                                         4,417,938             3,927,047
                                                                                     -----------           -----------
              STOCKHOLDERS' EQUITY (DEFICIT)
                Common Stock, $.001 Par Value; 1,000,000 shares
                  authorized and 1,000,000 shares issued and
                  outstanding, respectively                                                1,000                 1,000
                Common Stock Class A Voting, $.001 Par Value; 0 shares
                  authorized and 0 shares issued and
                  outstanding                                                                  -                     -
                Additional Paid-in Capital                                             3,606,580             3,606,580
                Deficit                                                              (4,197,046)           (3,849,533)
                                                                                     -----------           -----------

                    TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                               (589,466)             (241,953)
                                                                                     -----------           -----------
              TOTAL LIABILITIES, TEMPORARY EQUITY AND
                 STOCKHOLDERS' EQUITY (DEFICIT)                                       $9,843,467            $9,049,550
                                                                                     ===========           ===========

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001

                                                                                                            RESTATED
                                                                                         2002                 2001
                                                                                     -----------           -----------
           OPERATING REVENUES
              Revenue                                                                 $3,202,283              $308,764

           COST OF SALES                                                               1,937,011               200,149
                                                                                     -----------           -----------
           GROSS PROFIT                                                                1,265,272               108,615
                                                                                     -----------           -----------
           OPERATING EXPENSES
              Management fees                                                            293,102               152,098
              Professional fees and compensation expenses                                734,562               290,586
              Advertising                                                                  3,258                35,641
              Travel and automobile expenses                                              76,443                24,006
              Telephone and utilities                                                      9,902                13,834
              Real estate taxes and property maintenance                                  22,434                41,709
              Office expenses                                                             36,410               128,269
              Miscellaneous                                                               46,433                21,443
              Depreciation and amortization                                                2,128                 2,660
                                                                                     -----------           -----------
                  TOTAL OPERATING EXPENSES                                             1,224,672               710,246
                                                                                     -----------           -----------
           LOSS BEFORE OTHER INCOME (EXPENSE)                                             40,600              (601,631)

           OTHER INCOME (EXPENSE)
              Amortization of discount on debenture conversions                         (100,480)           (1,830,731)
              Loss on sale of property                                                   (44,022)                    -
              Unrealized loss on investment securities                                  (224,547)                    -
              Interest expense                                                           (22,814)                    -
              Interest income                                                              3,750                17,987
                                                                                     -----------           -----------
                  TOTAL OTHER INCOME (EXPENSE)                                          (388,113)           (1,812,744)
                                                                                     -----------           -----------

           NET LOSS BEFORE PROVISION FOR INCOME TAXES                                 $ (347,513)          $(2,414,375)
           PROVISION FOR INCOME TAXES                                                          -                     -
                                                                                     -----------           -----------
           NET LOSS APPLICABLE TO COMMON SHARES                                       $ (347,513)          $(2,414,375)
                                                                                     ===========           ===========
           NET LOSS PER BASIC AND DILUTED SHARES                                      $ (0.34751)            $(2.41438)
                                                                                     ===========           ===========
           WEIGHTED AVERAGE NUMBER OF COMMON
               SHARES OUTSTANDING                                                      1,000,000             1,000,000
                                                                                     ===========           ===========

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
                         CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001


                                                              CLASS A              ADDITIONAL
                              COMMON STOCK                  COMMON STOCK            PAID-IN        ACCUMULATED
                          SHARES         AMOUNT         SHARES        AMOUNT        CAPITAL          DEFICIT          TOTALS
                        --------------   ----------     -----------   ---------    -----------     -----------      -----------
September 30, 2001, as
previously reported      1,095,300,351   $1,095,299      1,000,000      $ 1,000     $4,607,597     $(2,018,802)      $3,685,094

Reclassification of
shares to temporary
equity - see Note 11    (1,094,300,351)  (1,094,299)    (1,000,000)      (1,000)    (1,001,017)              -       (2,096,316)

Prior period
adjustment, Note 16                  -            -              -            -              -      (1,830,731)     (1,830,731)
                        --------------   ----------     -----------   ---------    -----------     -----------      -----------
September 30, 2001, as                                           -            -
restated                     1,000,000        1,000                                  3,606,580      (3,849,533)       (241,953)

Net loss                             -            -              -            -              -        (347,513)       (347,513)
                        --------------   ----------     -----------   ---------    -----------     -----------      -----------

September 30, 2002           1,000,000       $1,000              -            -     $3,606,580    $ (4,197,046)     $ (589,466)
                        ==============   ==========    ===========   =========     ===========     ===========      ===========

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
               CONDENSED STATEMENTS OF CHANGES IN TEMPORARY EQUITY
                 FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001

                                                              CLASS A                               ADDITIONAL
                              COMMON STOCK                  COMMON STOCK                             PAID-IN
                          SHARES         AMOUNT         SHARES        AMOUNT        DISCOUNT         CAPITAL          TOTALS
                        --------------   ----------     -----------   ---------    -----------     -----------    -----------
Balance, September 30,
2001, as previously                 -    $        -              -     $           $        -     $         -     $         -
reported
Reclassification of
shares to temporary
equity - see Note 11    1,094,300,351     1,094,299      1,000,000        1,000             -       1,001,017       2,096,316

Prior period
adjustment, Note 16                 -             -              -            -             -       1,830,731       1,830,731
                        --------------   ----------     -----------   ---------    -----------     -----------    -----------
Balance, September 30,
2001, as restated       1,094,300,351     1,094,299      1,000,000        1,000             -       2,831,748       3,927,047

Common stock
issued for debt
conversion, interest
expense and
discount on
convertible
debentures for
Quarter ended
December 31, 2001         843,265,695       843,267              -            -       (687,311)       334,935         490,891
                        --------------   ----------     -----------   ---------    -----------     -----------     ----------
Balance,
September 30, 2002      1,937,566,046    $1,937,566      1,000,000       $1,000      $(687,311)   $ 3,166,683     $ 4,417,938
                        ==============   ==========     ===========   =========    ===========     ===========     ===========

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
                       CONDENSED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001

                                                                                       RESTATED
                                                                   2002                  2001
                                                               -----------           -----------
CASH FLOW FROM OPERATING ACTIVITIES
   Net loss                                                     $(347,513)          $(2,414,375)
   Adjustments to reconcile net loss to net cash               -----------           -----------
     used in operating activities

     Amortization of discount on convertible debentures            100,480             1,830,731
     Depreciation and amortization                                   2,128                 3,879
     Loss on sale of property                                       44,022                     -
     Unrealized loss on investment securities                      224,547                     -
     Management compensation                                       359,760                39,742

  CHANGES IN ASSETS AND LIABILITIES
     (Increase) in inventory - real estate holdings             (1,124,146)           (5,017,424)
     Decrease in prepaid expenses and other assets                 293,102               (10,932)
     (Increase) in deposits                                         (1,350)                    -
     Increase in accounts payable and
       and accrued expenses                                         62,655               132,868
                                                               -----------           -----------
     Total adjustments                                             (38,802)           (3,021,136)
                                                               -----------           -----------
     NET CASH (USED IN) OPERATING ACTIVITIES                      (386,315)           (5,435,511)

CASH FLOWS FROM INVESTING ACTIVITIES
   (Acquisition) disposal of fixed assets - net                    (31,509)               30,924
   Loans to officers, net                                         (145,663)             (261,167)
   Loans to/from others                                           (312,778)                    -
   (Increase) decrease in mortgage and notes receivable            (16,185)               (2,986)
                                                               -----------           -----------
      NET CASH (USED IN) INVESTING ACTIVITIES                     (506,135)             (233,229)
                                                               ===========           ===========

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001

                                                                                       RESTATED
                                                                   2002                  2001
                                                               -----------           -----------
 CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from debentures and common stock issuances, net     $360,000            $1,940,000
     Net change in temporary equity                                155,956                     -
     Net change in notes and mortgages payable                     777,339             3,671,514
                                                               -----------           -----------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                1,293,295             5,611,514
                                                               -----------           -----------
 NET INCREASE (DECREASE) IN
     CASH AND CASH EQUIVALENTS                                     400,845              (57,226)

 CASH AND CASH EQUIVALENTS -
     BEGINNING OF PERIOD                                            80,764               137,990
                                                               -----------           -----------
 CASH AND CASH EQUIVALENTS - END OF PERIOD                        $481,609               $80,764
                                                               -----------           -----------
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:

 CASH PAID DURING THE YEAR FOR:
     Interest expense                                                $   -                 $   -

 SUPPLEMENTAL DISCLOSURE OF NONCASH
   ACTIVITIES:
     Issuance of common stock for:
        Debt conversions                                          $160,798            $2,052,155
     Accounts payable and accrued expenses associated with
     debentures                                                    $73,657                 $   -

     Amortization of discount on convertible debentures           $100,480                 $   -
   Other:
     Mortgage assumed                                             $315,000                 $   -

     Investments received                                         $227,070                 $   -

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001

NOTE 1 -  ORGANIZATION AND BASIS OF PRESENTATION
          --------------------------------------

          National Residential Properties, Inc., (the "Company") was originally incorporated in the State of Nevada on October 18, 1971, under the name of Mister Las Vegas, Inc. On December 15, 1994, the Company merged with a privately owned company, National Rehab Properties, Inc., a Florida corporation formed on October 1, 1993. The surviving Nevada corporation changed its name to National Rehab Properties, Inc. and became authorized to conduct business in the State of Florida on August 17, 1995. On October 10, 2000, the Company changed its name to National Residential Properties, Inc.

          The Company's business was residential real estate development and building construction services. From 1993 to 1999, the Company's business concentrated in investing in and revitalizing single family homes in established older residential neighborhoods in urban areas. The Company bought either single unit vacant properties and built single family homes or it bought abandoned homes and completed all renovations to the home followed by a sale of the home. During 1999, while retaining its efforts in the renovation of urban single family homes as one aspect of the business, the Company entered a second phase of business, the development, construction and ownership of multifamily housing projects.

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

          On May 4, 2001, the Company's wholly-owned subsidiary, Connecticut Acquisition Corp. No. 1 ("Connecticut Acquisition") entered into a joint venture to develop a parcel of land located in Hebron, Connecticut (the "Hebron Parcel") as a senior adult community pursuant to a land development agreement with Mr. Nathan Kahn and various entities controlled by Mr. Nathan Kahn. The objective of this development was to either sell developed lots to builders, or erect dwellings themselves.

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

          Pursuant to an agreement executed on December 26, 2001, made effective as of October 31, 2001 and a Statutory Warranty Deed dated October 31, 2001, the Company sold to Senior Adult Lifestyle, Inc. ("Senior Adult Lifestyle") an entity which may be deemed an affiliate of the Company through common corporate officers, all of the rights, title and interest in (i) the Hebron Parcel; and (ii) contracts to purchase certain parcels of real property in Watertown, New Milford, Granley and East Windsor, Connecticut. As additional consideration for the conveyance to Senior Adult Lifestyle, the Company received on February 1, 2002, 20 million shares of common stock of Genesis Capital Corporation of Nevada ("Genesis"), the parent of Senior Adult Lifestyles. These shares were based on a value of $0.10 per share, the value the stock was trading for in December 2001, for an agreed consideration of $2 million. Should the value at the earlier of (a) the time the Company sells these shares or (b) the expiration of three years from the date of the conveyance fall below $2 million, Genesis was required to issue to the Company, additional shares of Genesis Common Stock to make up the difference in value. The value of the Genesis Common Stock was $.009 ($180,000) on February 1, 2002.

          On October 17, 2001, the Company's other wholly-owned subsidiary, DC Power Products Acquisition Corp ("DC Power"), obtained a loan from accredited investors evidenced by its 8% Series A Senior Subordinated Convertible Redeemable Debentures due October 17, 2003 (the "DC Power Debentures"), which were convertible from time to time into shares of DC Power's common stock. DC Power was merged into the Company on November 1, 2001.

          As a result, all rights and obligations inured to the benefit of and became binding upon the Company. Pursuant to the merger, the DC Power Debentures were surrendered and canceled, and new debentures, identical to the DC Power Debentures, together with accompanying conversion rights into authorized but unissued shares of NRES Common Stock, were issued by the Company to the holders of the DC Power Debentures.

          The Company has amended its audited consolidated financial statements for September 30, 2001. These consolidated financial statements include those adjustments. The Company has adjusted for certain expenses not previously recognized. The Company is reporting $1,830,731 of amortization of discount on debenture conversions and professional fees and interest associated with the debentures that occurred in the year ended September 30, 2001. The Company also corrected a duplication of a note payable in the amount of $400,000. The results of these changes increased the net loss for the year ended September 30, 2001 from ($583,644) to ($2,414,375), and increased the Company's accumulated deficit from ($2,108,802) to ($3,849,533).

          The Company has restated its audited consolidated financial statements for September 30, 2001. The Company adjusted its consolidated financial statements for certain expenses not previously recognized relating to the amortization of discount on debenture conversions and fees and interest associated with the debentures in the amount of $1,830,731 that occurred in that fiscal year. There were also adjustments made to the statements of operations due to a change in the way the Company accounts for its sales of its real estate inventory. The changes resulted in an increase in the operating revenues of $232,000, an increase in the cost of sales of $200,149 and an increase in its gross profit and operating expenses of $31,851 for the year ended September 30, 2001. Cumulatively, the Company's accumulated deficit increased $1,830,731 to $3,849,533 from $2,108,802 at September 30, 2001 and the net loss of the Company increased to $2,414,375 from $583,644.

          Additionally, the Company has reclassified its balance sheet at September 30, 2001 to reflect the temporary equity account from permanent stockholders' equity (deficit) (See Note 12).

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          ------------------------------------------

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

     FIXED ASSETS

          Fixed assets are stated at cost. Depreciation is computed primarily using the straight-line method over the estimated useful life of the assets.

                  Equipment and other            3 to 5 Years
                  Vehicle                        3 Years

     INCOME TAXES

          The income tax benefit is computed on the pretax loss based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates.

     ADVERTISING

          Costs of advertising are expensed as incurred. Advertising costs were $3,258 and $35,641 for the years ended September 30, 2002 and 2001, respectively.

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

          The following is a reconciliation of the computation for basic and diluted EPS:

                                                                    Restated
                                                        2002          2001
                                                        ----          ----

          Net Loss                                   ($  347,513)  ($2,414,375)

          Weighted-average common shares
          outstanding (Basic)                          1,000,000     1,000,000

          Weighted-average common stock equivalents:
               Stock options                             -             -
               Warrants                                  -             -

          Weighted-average common shares
          outstanding (Diluted)                        1,000,000     1,000,000

          Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive.

          There are no options and warrants outstanding to purchase stock at September 30, 2002 and 2001.

     INVESTMENT SECURITIES

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

     RECLASSIFICATIONS

          Certain amounts for the year ended September 30, 2001 have been reclassified to conform with the presentation of the September 30, 2002 amounts. The reclassifications have no effect on the net loss for the year ended September 30, 2001.

NOTE 3 -  INVENTORY - REAL ESTATE HOLDINGS
          --------------------------------

          Inventory consists of land held for development and is valued at the lower of cost or market value. Cost includes acquisition, renovation and carrying costs specifically identified with each unit.

NOTE 4 -  MORTGAGES RECEIVABLE AND OTHER
          ------------------------------

          Represents amounts due from individuals who purchased property from the Company and other various amounts due the Company. Amounts due at September 30, 2002 and 2001 were $75,010 and $58,825, respectively.

NOTE 5 -  LOANS RECEIVABLE - OFFICERS
          ---------------------------

          Amounts represent advances to and from the officers of the Company. The balances at September 30, 2002 and 2001 were $-0- and $261,167, respectively. Approximately $47,070 of the loans receivable were satisfied through an investment of common stock in an affiliated publicly trading company paid to the Company in February 2002. The Company has charged off the balance of the loans receivable as management compensation during the quarter ended March 31, 2002.

NOTE 6 -  FIXED ASSETS

          Fixed assets consist of the following at September 30, 2002 and 2001:

          Office Equipment and other                $20,663          $20,663
          Vehicles                                   31,509                -
                                                   --------          -------

                                                     52,172           20,663
          Accumulated Depreciation                 (10,988)          (8,860)
                                                   --------          -------

                            Total                   $41,184          $11,803
                                                    =======          =======

          Depreciation expense was $2,128 and $2,660 for the years ended September 30, 2002 and 2001, respectively.

NOTE 7 -  MORTGAGES AND NOTES PAYABLE

          Mortgages and notes payable consist of the following at September 30, 2002 and 2001, respectively:

                                                                                      2002            2001
                                                                                      ----            ----
          Note payable with a bank with interest at the banks prime rate secured by the Company's assets and guaranteed by an officer of
          the Company.                                                            $    30,314      $       -

          Construction loans payable with a bank, bearing interest at the greater of 8.25% or 1.5% above the prime lending rate. The monthly interest is added to the principal balance of the
          loans, that are due to be paid upon the sale of the real estate used as collateral for the loan. The loans payable are
          guaranteed by an officer of the Company.                                  1,348,339         979,535

          Note payable with a bank, bearing interest at 9.50%, secured by real estate and due August 2, 2001, which at that time was
          refinanced with another bank and the due date was extended.                 591,000         675,000

          Construction note payable with a bank, bearing interest at a rate of 7.625%, payable monthly through February 2002 at which time payments of interest and principal are due through January
          1, 2042.                                                                  3,164,433       2,492,212

          Construction note payable with a bank, bearing interest at prime plus 1.5%, payable monthly, and due upon the sale of the underlying real estate or January 1, 2003. The note is secured
          by the real estate.                                                         600,000         600,000

          Construction notes payable with a bank, bearing interest at rates between 7 and 14%, payable monthly, secured by the
          underlying real estate.                                                           -         525,000
                                                                                   ----------      ----------

                   Total                                                           $5,734,086      $5,271,747
                                                                                   ==========      ==========

NOTE 8 -  CONVERTIBLE DEBENTURES PAYABLE
          ------------------------------

          The Company has convertible debentures outstanding at September 30, 2002 and 2001 in the amount of $199,202 and $0, respectively. These debentures accrue interest at 8% per annum. These debentures mature along with the related interest at November 2003. The debentures are convertible at the investors' discretion pursuant to the convertible debenture agreement.

          Additionally, the Company recognized $100,480 and $1,830,731 of amortization of the discount on the debenture conversions for the years ended September 30, 2002 and 2001, respectively.

NOTE 9 -  RELATED PARTY TRANSACTIONS
          --------------------------

          Prepaid Management Fees and Compensation

          Pursuant to a "Prepaid Management Agreement" between the Company and its President, dated September 29, 2000, the Company prepaid management fees to the President in the amount of $302,000. This fee was to be amortized by the Company commencing January 1, 2001 and for the next five years. Management fee expense was $293,102 and $152,098 for the years ended September 30, 2002 and 2001 respectively. The prepaid management has been completely charged off to expense as of September 30, 2002.

          Leases

          A company wholly owned by a minority shareholder of Encore Builders, Inc. provided office space to the Company through March 15, 2002.

          Other

          The Company's officers periodically received interest-free advances form the Company. These advances have been satisfied as of June 30, 2002 (See Note 5).

NOTE 10 - ACQUISITIONS
          ------------

          On February 10, 2000 the Company acquired MAS XV Acquisition Corp. for 1,500,000 shares of its common stock valued at $.19 per share or $285,000. Additionally, on April 1, 2000 the Company acquired 80% of Encore Services, Inc. for 250,000 common shares of its stock valued at $33,750. The Company restated its September 30, 2000 financial statements and expensed the entire amounts of these acquisitions because they were determined to have no value. Both companies had no assets or liabilities upon the purchase.

          On May 8, 2001, the Company merged with Connecticut
          Acquisition upon the acquisition of the Hebron Parcel. The Hebron Parcel was subsequently conveyed on October 31, 2001 to genesis, an entity related to the Company through common officers and directors.

          DC Power merged into the Company on November 1, 2001. The Company currently has no operations.

NOTE 11 - CONTINGENCY/UNCERTAINTY
          -----------------------

          The Company during the year ended September 30, 2001, became aware that some or all of the capital changes were not validly adopted by the Company's board of directors, approved by the Company's shareholders, or filed with the Secretary of State of the State of Nevada as required by the laws of the State of Nevada. As a result, it appears that the Company never has been authorized to issue more than 1,000,000 shares of its common stock. All shares of the Company's common stock issued in excess of 1,000,000 shares appear to have been issued in excess of the Company's authorized amount, therefore, these shares have been reclassified to temporary equity (See Note 12).

          Additionally, the Company issued common stock above the Company's authorized amount and issued shares that at the time may not have been in compliance with the registration provisions of Section 5 of the Securities Act of 1933, as amended. The full impact of these items were unknown at this time. As a result, the Company had reclassified $3,927,047 to temporary equity as of September 30, 2001. Subsequent to September 30, 2001, the Company issued 843,265,695 shares of stock in connection with the conversion of debentures that have been classified as temporary equity. This resulted in an increase to temporary equity of $490,891 for the year ended September 30, 2002. This account acts as a reserve for capital that the Company may be required to repay.

          As per Note 17, the Company expects to reclassify certain amounts from temporary equity to permanent stockholders' equity after curing any over issuances of its common stock pursuant to Section 13 of the Securities Act.

NOTE 12 - TEMPORARY EQUITY
          ----------------

          The Company has recorded on its balance sheet as a temporary equity account for those securities issued that may not be in compliance with the registration provisions of Section 5 of the Securities Act of 1933, as amended and for the issuance of common stock issued above its authorized amount. All related amounts that were previously included in common stock and additional paid-in capital of the permanent stockholders' equity (deficit) section have been reclassified to temporary equity as their redemption may not be solely within the control of the issuer.

          Temporary equity at September 30, 2002 and 2001, were $4,417,938 and $3,927,047, respectively. Substantially all the shares issued in connection with the conversion of debentures have been reclassified as temporary equity.

NOTE 13 - STOCKHOLDERS' EQUITY (DEFICIT)
          ------------------------------

          As of September 30, 2002 and 2001, there were 1,000,000 shares authorized, and 1,000,000 shares issued and outstanding of the Company's common stock with a par value of $.001.

          The Company issued 843,265,695 shares of common stock for the year ended September 30, 2002. These shares are recorded in temporary equity along with 1,094,300,351 shares of common stock from fiscal 2001 which have been reclassified to temporary equity (see Note 12). All of the 843,265,695 shares of common stock issued were issued in excess of authorized limits.

          As of September 30, 2002 and 2001, there were 0 shares authorized and 0 shares issued and outstanding of the Company's Class A Voting common stock with a par value of $.001.

          The shares of common stock issued for the years ended September 30, 2002 and 2001 relate to the debenture conversions.

NOTE 14 - INCOME TAXES
          ------------

          The net deferred tax assets in the accompanying consolidated balance sheets include the following components at September 30, 2002 and 2001:

                                                                       Restated
                                                           2002          2001
                                                           ----          ----

                 Deferred tax assets                  $1,678,818    $1,347,337
                 Deferred tax valuation allowance     (1,678,818)   (1,347,337)
                                                      -----------   -----------
                 Net deferred tax assets              $   -0-       $  -0-

          Due to the uncertainty of utilizing the approximate $1,678,818 and $1,347,337 in net operating losses, respectively, and recognizing the deferred tax assets, an offsetting valuation allowance has been established.

NOTE 15 - LITIGATION
          ----------

          On August 2, 2002, Encore Builders, Inc. filed suit against Conquistador Plaza, Inc., a wholly owned subsidiary of the Company, in the Circuit Court of the Eleventh Judicial Circuit in Miami-Dade County, Florida seeking the foreclosure of a mechanic's lien with respect to the Conquistador Plaza development. Encore Builders, Inc. asserts that $504,076 is due from Conquistador Plaza, Inc. and is seeking damages with interest, costs and attorneys fees. Encore Builders, Inc. was bonded by Mountbatten Surety Company, Inc. and the Company intends to vigorously defend this claim.

NOTE 16 - PRIOR PERIOD ADJUSTMENT
          -----------------------

          The Company has restated its audited consolidated financial statements for the year ended September 30, 2001, and its condensed consolidated financial statements for the periods ended December 30, 2001, and March 31, 2002.

          The Company has recognized $372,851 of management compensation, income of $804,952 from the reclassification of unrealized losses on investment securities, and an additional $5,887 in interest expense attributable to the debentures for the quarter ended March 31, 2002.

          Additionally, the Company has recognized $100,480 of amortization of discounts and $73,657 of fees related to the convertible debentures, and recognized an additional $34,058 of income from the gain on a sale of property for the quarter ended December 31, 2001.

          The net effect of all of these prior period adjustments for the six months ended March 31, 2002 was to decrease the net loss for the six months ended March 31, 2002 $286,135 from a loss of ($1,154,108), as originally stated to ($867,973), as restated.

          There were no adjustments effecting the quarter ended June 30, 2002 or the quarter ended September 30, 2002.

          Accordingly, the deficit is restated as follows:

              Deficit, September 30, 2001, as previously reported  ($2,018,802)
              Prior Period Adjustment, September 30, 2001           (1,830,731)
                                                                    -----------

              Deficit, September 30, 2001, as restated             ($3,849,533)
              Net loss for the year ended September 30, 2002          (347,513)
                                                                      ---------

              Deficit, September 30, 2002                          ($4,197,046)
                                                                   ============

          Accordingly, related stockholders' equity (deficit) accounts and temporary equity accounts were adjusted to account for this recognition (See Notes 11, 12 and 13).

NOTE 17 - SUBSEQUENT EVENTS
          -----------------

          On October 8, 2002, the Company sold its "Conquistador Plaza" property. The sales price for that property was $3,500,000. A majority of the proceeds went to pay off an existing mortgage on that property of approximately $3,164,433 (See Note 7).

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

NOTE 18 - RESTATEMENT INFORMATION
          -----------------------

          The Company, in consultation with its independent accountants, is presenting its consolidated financial statements for its fiscal year ended September 30, 2002 in this annual report on Form 10-KSB. The effect of the presentation included in this annual report is to restate financial information presented for the periods ended September 30, 2001, December 31, 2001 and March 31, 2002. As the effects of this restatement are being reflected in this annual report, the Company does not plan to file an amended annual report for the fiscal year ended September 30, 2001 or amended quarterly reports for the periods ended December 31, 2001 and March 31, 2002. Also, because the Company is not restating the financial information included in its quarterly report on Form 10-QSB for the period ended June 30, 2002, that report will not be amended either. The following is a summary of the cumulative effect of the restatement of the Company's net loss for the periods ended December 31, 2001 and March 31, 2002 as well as for the year ended September 30, 2001:

NET LOSS FOR THE YEAR ENDED SEPTEMBER 30, 2001

      NET LOSS, AS PREVIOUSLY STATED                                          $(583,644)

            Amortization of discount on debenture conversions                (1,129,866)
            Legal fees - debentures                                             (60,000)
            Fees - investors                                                   (640,865)
                                                                            ------------
      NET LOSS, AS RESTATED                                                 $(2,414,375)
                                                                            ============

NET LOSS FOR THE PERIOD ENDED DECEMBER 31, 2001

         NET LOSS, AS PREVIOUSLY STATED                                        $(47,655)

            Amortization of discount on debenture conversions                  (100,480)
            Interest expense - debentures                                        (4,922)
            Fees - investors                                                    (68,735)
            Revenue - sales of property                                          90,762
            Cost of sales - sales of property                                   (40,963)


            Reversal of gain on sale of property                                (15,741)
                                                                             -----------

         NET LOSS, AS RESTATED                                                $(187,734)
                                                                             ===========


NET LOSS FOR THE PERIOD ENDED MARCH 31, 2002

     THREE MONTHS ENDED MARCH 31, 2002
         NET LOSS, AS PREVIOUSLY STATED                                     $(1,106,453)

            Amortization of discount on debenture conversions
            Interest expense - debentures                                        (5,887)
            Additional management compensation                                 (372,851)
            Reclassification of unrealized losses on investment securities       804,952
                                                                              -----------

         NET LOSS, AS RESTATED                                                 $(680,239)
                                                                              ===========

     SIX MONTHS ENDED MARCH 31, 2002
         NET LOSS, AS PREVIOUSLY STATED                                     $(1,154,108)

            Amortization of discount on debenture conversions                  (100,480)
            Interest expense - debentures                                       (10,809)
            Fees - investors                                                    (68,735)
            Revenue - sales of property                                          90,762
            Cost of sales - sales of property                                   (40,963)
            Reversal of gain on sale of property                                (15,741)
            Additional management compensation                                 (372,851)
            Reclassification of unrealized losses on investment securities      804,952
                                                                            ------------

         NET LOSS, AS RESTATED                                                $(867,973)
                                                                            ============

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         As provided in the Company's current report on Form 8-K filed with the SEC on July 23, 2001, and amended on Form 8-K/A on August 9, 2001, on July 16, 2001 the Company terminated its former accountants, Baum & Company, P.A., Certified Public Accountants. As provided in the Company's current report on Form 8-K filed with the SEC on August 10, 2001, the board of directors of the Company approved the engagement of Bagell, Josephs & Company, L.L.C., as its independent auditors, replacing the firm of Baum & Company, P.A., Certified Public Accountants. In the two most recent fiscal years (periods ended September 30, 2000 and 2001) there were no disagreements or reportable conditions with the former accountants on any matter of accounting principles or practices, financial statement disclosures, or adjusting scope of procedures. The decision for the change in accountants was recommended by the Company's management, and approved by its board of directors.

ITEM 8A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         Based on their evaluation of the Company's disclosure controls and procedures conducted as of the end of the period covered by this report on Form 10-KSB, Richard Astrom, the Company's Chief Executive Officer, and Christopher Astrom, the Company's Chief Financial Officer, have concluded that they are the only individuals involved in the Company's disclosure process. The Company has no formal procedures in place for processing and assembling information to be disclosed in the Company's periodic reports. The Company's system is designed so that information is retained by the Company and relayed to counsel and the Company's accountants as it becomes available. Though the Company has had difficulty implementing its disclosure controls and procedures in the past, the Company's principal executive officer and principal financial officer believe that as of the end of the period being repoted, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the exchange act is recorded, processed, summarized and reported, within the required time periods.

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

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The Company's board of directors currently consists of two people. The following information with respect to the principal occupation or employment, other affiliations and business experience during the last five years of the directors has been furnished to the Company by such directors. Except as indicated, the directors have had the same principal occupation for the last five years. The Company has no standing audit committee.

     NAME                 AGE      PRESENT PRINCIPAL OCCUPATION OR EMPLOYMENT
     ----                 ---      ------------------------------------------

     Richard Astrom       56       Richard Astrom has been a director of the
                                   Company since 1994. Richard Astrom Secretary of Vacation Ownership and has served as one of its directors since September of 2001. Mr.
                                   Astrom has served as President and a director of Genesis Capital Corporation of Nevada since September of 2001 and a director of Prime Rate Investors, Inc. since August of
                                   2002.

     Christopher Astrom   31       Christopher Astrom has been a director of the
                                   Company since June of 1995. Christopher
                                   Astrom is currently President, Chief
                                   Executive Officer and Chief Financial Officer of Vacation Ownership, and has served as one of its directors since August of 2001. Mr.
                                   Astrom has served as Secretary and Treasurer of Genesis Capital Corporation of Nevada since September of 2001 and is currently a director and has served as President of Prime
                                   Rate Investors, Inc. since September of 2002.

EXECUTIVE OFFICERS

         The following individuals were serving as executive officers of the Company on January 8, 2004:

NAME                 AGE  POSITION WITH THE COMPANY

Richard Astrom.....  56   President and Chief Executive Officer
Christopher Astrom.  31   Vice President, Secretary and Chief Financial Officer

         Richard Astrom is Christopher Astrom's father. The Company does not have any employees besides Christopher Astrom and Richard Astrom.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than ten percent of the outstanding NRES Common Stock to file with the SEC and the Company reports on Form 4 and Form 5 reflecting transactions affecting beneficial ownership. Based solely upon its review of the copies of such forms received by it, the Company believes that, during fiscal year 2002, all persons complied with such filing requirements.

ITEM 10. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                                                                                      LONG-TERM
                                                                                     COMPENSATION
                                                                                  AWARDS: SECURITIES     ALL OTHER
NAME AND PRINCIPAL POSITION                     YEAR       SALARY         BONUS   UNDERLYING OPTIONS    COMPENSATION
---------------------------                     ----       ------         -----   ------------------    ------------
                                                         ANNUAL COMPENSATION(1)
                                                         -------------------

Richard Astrom,
 President and Chief Executive Officer(2)...... 2002      $505,525(4)      $0             _                  _
                                                2001             _          _             _                  _
                                                2000             _          _             _                  _
Christopher Astrom,
  Vice President, Secretary and Chief Financial 2002       $76,439         $0             _                  _
  Officer(3)          ......................... 2001             _          _             _                  _
                                                2000             _          _             _                  _

-----------

(1) In accordance with the rules of the Securities and Exchange Commission, compensation in the form of perquisites and other personal benefits has been omitted for the Company's named executive officers because the aggregate amount of such perquisites and other personal benefits constituted less than the lesser of $50,000 or 10% of the total of annual salary and bonuses for each named executive officer in the Company's prior fiscal year.

(2)   Richard Astrom joined the Company in 1994.

(3)   Christopher Astrom joined the Company in 1994.

(4) Includes charge for management fees and write off for loan during the year ended September 30, 2002.

         Richard Astrom and Christopher Astrom are directors of the Company. Directors currently do not receive a stated salary from the Company for their service as members of the board of directors.

EMPLOYMENT AND SEPARATION AGREEMENTS

         The Company does not have any employment or separation agreements with either Christopher Astrom or Richard Astrom, the Company's only employees as of January 8, 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         To the Company's knowledge, the following table sets forth information with respect to beneficial ownership of outstanding NRES Common Stock as of January 8, 2004 by:

         o each person known by the Company to beneficially own more than 5% of the outstanding NRES Common Stock;

         o  each of the Company's named executive officers;

         o  each of the Company's directors; and

         o  all of the Company's executive officers and directors as a group.

         Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities as well as securities which the individual or group has the right to acquire within sixty days of the original filing of this Form 10-KSB. Unless otherwise indicated, the address for those listed below is c/o National Residential Properties, Inc., 6915 Red Road, Suite 222, Coral Gables, Florida 33143. Except as indicated by footnote, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of NRES Common Stock shown as beneficially owned by them. The number of shares of NRES Common Stock outstanding used in calculating the percentage for each listed person includes the shares of NRES Common Stock underlying options held by such persons that are exercisable within 60 days of January 8, 2004, but excludes shares of NRES Common Stock underlying options held by any other person. The number of shares of NRES Common Stock outstanding as of January 8, 2004 was 1,938,566,046. Except as noted otherwise, the amounts reflected below are based upon information provided to the Company and filings with the SEC.

NAME OF BENEFICIAL OWNER                                      NUMBER          PERCENT
------------------------                                      ------          -------
                                                            SHARES BENEFICIALLY OWNED
                                                            -------------------------
Richard Astrom (1)(2)                                           763,050         0.04%
Christopher Astrom (3)(4)                                    18,030,000         0.93%
All directors and executive officers as a group (2 persons)  18,793,050         0.97%

------------------------

(1) Richard Astrom serves as President, Chief Executive Officer and a director of the Company.

(2) As discussed in the section entitled "Background Capitalization Information," and "Item 1 - Business" under the subheading "Overview," the Company may not be authorized to issue more than 1 million shares of Common Stock. As such, Richard and Pamela Astrom, as tenants by the entireties, appear to hold a majority of the authorized shares of the Company.

(3) Christopher Astrom serves as a Vice President, Secretary, Chief Financial Officer and a director of the Company.

(4) On June 17, 1999, the Company attempted to issue 2 million shares of Class A Common Stock to Christopher Astrom. Each such share of Class A Common Stock was entitled to 20 votes. The Company believes that these shares were not validly issued. Including these shares in the number of shares beneficially owned by Christopher Astrom would yield a beneficial ownership percentage of 1.03%.

ITEM  12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Pursuant to a "Prepaid Management Agreement" between the Company and its President, dated September 29, 2000, the Company prepaid management fees to the President in the amount of $302,000. This fee was to be amortized by the Company commencing January 1, 2001 and for the next five years. Management fee expense was $293,102 and $152,098 for the years ended September 30, 2002 and 2001 respectively. The prepaid management has been completely charged off to expense as of September 30, 2002.

         Pursuant to an agreement executed on December 26, 2001, made effective as of October 31, 2001 and a statutory warranty deed dated October 31, 2001, the Company sold all the rights, title and interest in (i) the Hebron Parcel and
(ii) contracts to purchase certain parcels of real property in Watertown, New Milford, Granby and East Windsor, Connecticut to Senior Adult Lifestyle, Inc., a subsidiary of Genesis, which may be deemed an affiliate of the Company. The agreement contemplated that the Company would assume two mortgages having an aggregate principal balance of $315,000 and be issued 20 million shares of restricted Genesis Common Stock based on a value of $.10 per share, which value was determined by the average bid price of Genesis Common Stock during the week prior to the October 31, 2001 effective date. While the agreed upon consideration was $2 million, the net effect of this transaction was to transfer $1.685 million in Genesis Common Stock after deducting the aggregate principal balance on the mortgages. The value of the assets sold has not been appraised by any independent party.

         A company wholly owned by a minority shareholder of Encore Builders, Inc. provided office space to the Company through March 15, 2002.

         The Company's officers periodically received interest-free advances form the Company. These advances have been satisfied as of June 30, 2002.

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

    Exhibit
     Number                             Description
     ------                             -----------

     3.1*         Articles of Incorporation of the Company.
     3.2***       Certificate of Amendment to Articles of Incorporation of the
                  Company
     3.4*         Bylaws of the Company.
     4.1**        8% Series SPB Senior Subordinated Convertible Redeemable
                  Debentures due November 3, 2002
     4.2**        8% Series SPC Senior Subordinated Convertible Redeemable
                  Debentures due April 12, 2003

     4.3** 8% Series SPD Senior Subordinated Convertible Redeemable Debentures due October 17, 2003
    10.1** Securities Subscription Agreement dated as of October 10, 2000 by and between 2217 Acquisition Inc. and Louvre Investors LLC, Yellow Stream Company LLC and Carlsbad LLC.
    10.2** Assignment and Assumption Agreement dated as of November 3, 2000 by and between 2217 Acquisition Inc. and National Residential Properties, Inc.
    10.3** Securities Subscription Agreement dated as of April 12, 2001 by and between Connecticut Acquisition Corp. No. 1 and Louvre Investors LLC, Yellow Stream Company LLC and Carlsbad Capital LLC.
    10.4** Assignment and Assumption Agreement dated as of April 19, 2001 by and between Connecticut Acquisition Corp. 1 and National Residential Properties, Inc.
    10.5** Securities Subscription Agreement dated as of October 17, 2001 by and between DC Power Products Acquisition Corp. and Equity Planners LLC, Sea Lion Investors LLC and Myrtle Holdings LLC.
    10.6** Assignment and Assumption Agreement dated as of November 5, 2001 by and between DC Power Acquisition Corp. and National Residential Properties, Inc.
    10.7** Real Estate Purchase and Sale Agreement dated as of December 17, 2001 by and between Dennis Almendares and National Residential Properties, Inc.
    10.8** Real Estate Purchase and Sale Agreement dated as of May 20, 2002 by and between Gateway Mortgage Bankers and National Residential Properties, Inc.
    31.1 Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)
    31.2 Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)
    32.1 Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350

*  Previously filed.

** Filed as an exhibit to the Company's quarterly report on Form 10-QSB for the period ended June 30, 2002, filed with the Securities and Exchange Commission on January 8, 2004.

***Filed as an exhibit to the Company's annual report on Form 10-KSB for the year ended September 30, 2000, filed with the Securities and Exchange Commission on January 16, 2001.

         (b) Reports on Form 8-K:

         o A Form 8-K was filed on January 10, 2002 reporting the sale of the Hebron Parcel and various contracts to purchase certain parcels of real property in Connecticut to Senior Adult Lifestyle, Inc.

         o A Form 8-K was filed on August 5, 2002 reporting the sale on July 24, 2002 of the Granada Grand Apartments to G&F Corp.

ITEM 14       PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Certain information required by Part III, Item 14 is omitted from this annual report on Form 10-KSB because the Company plans to file an information statement on Schedule 14C within 120 days after the end of its fiscal year ended September 30, 2003, and the information included in the information statement is incorporated herein by reference.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     NATIONAL RESIDENTIAL PROPERTIES, INC.



                                     By:  /s/ Richard Astrom
                                        ----------------------------------
                                     Richard Astrom
                                     President and Chief Executive Officer




         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 8, 2004:

      SIGNATURE                                  TITLE(S)

/s/  RICHARD ASTROM         President, Chief Executive Officer and Director
-----------------------
Richard Astrom


/s/  CHRISTOPHER ASTROM     Vice President, Chief Financial Officer, Secretary
-----------------------     and Director
Christopher Astrom