Form 10QSB
period 2002-12-31
NATIONAL RESIDENTIAL PROPERTIES NV INC
filed 2004-01-08
CIK 1096840

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------

                                   FORM 10-QSB

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                                 ---------------

                                     0-27159

                            (COMMISSION FILE NUMBER)

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

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

                      NATIONAL RESIDENTIAL PROPERTIES, INC.
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

                                TABLE OF CONTENTS



PART I FINANCIAL INFORMATION...................................................3

   ITEM 1.      Financial Statements...........................................3

   ITEM 2.      Management's Discussion and Analysis or Plan of Operation.....18

   RISK FACTORS...............................................................29

   ITEM 3.      Controls and Procedures.......................................32

PART II   OTHER INFORMATION...................................................33

   ITEM 2.      Changes In Securities.........................................33

   ITEM 3.      Defaults Upon Senior Securities...............................36

   ITEM 4.      Submission of Matters to a Vote of Security Holders...........36

   ITEM 5.      Other Information.............................................36

   ITEM 6.      Exhibits and Reports on Form 8-K..............................36

   SIGNATURES.................................................................38




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

                                     PART I
                                     ------
                              FINANCIAL INFORMATION
                              ---------------------

ITEM 1.       FINANCIAL STATEMENTS


             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET




                                     ASSETS

                                                           DECEMBER 31,
                                                               2002
                                                       --------------------

       Cash and cash equivalents                         $          30,901
       Inventory - Real Estate Holdings                          4,909,361
       Escrow receivable                                           462,741
       Fixed assets, net of depreciation                            38,399
       Loan receivables - others                                   174,578
       Investment securities                                         2,523
       Mortgage receivable and other                                58,134
       Deposits                                                      6,725
                                                       --------------------

    TOTAL ASSETS                                         $       5,683,362
                                                       ====================
























          The accompanying notes are an integral part of the condensed consolidated financial statements.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED)

        LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY (DEFICIT)
        ----------------------------------------------------------------

                                                                                   DECEMBER 31, 2002
                                                                                ------------------------
LIABILITIES
   Accounts Payable and Accrued Expenses                                         $             86,555
   Convertible Debentures Payable                                                             199,202
   Notes and Mortgages Payable                                                              2,579,114
                                                                                ------------------------

         TOTAL LIABILITIES                                                                  2,864,871
                                                                                ------------------------

TEMPORARY EQUITY                                                                            4,417,938
                                                                                ------------------------

STOCKHOLDERS' EQUITY (DEFICIT)
   Common Stock, $.001 Par Value; 1,000,000 shares authorized shares
   and 1,000,000 shares issued and outstanding                                                  1,000

   Common Stock Class A Voting, $.001 Par Value; 0 shares authorized
     and 0 shares issued and outstanding                                                            -
   Additional Paid-in Capital                                                               3,606,580
   Deficit                                                                                (5,207,027)
                                                                                ------------------------

      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                (1,599,447)
                                                                                ------------------------

TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY (DEFICIT)           $          5,683,362
                                                                                ========================

















          The accompanying notes are an integral part of the condensed consolidated financial statements.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                   (UNAUDITED)

                                                                                                             RESTATED
                                                                                        2002                   2001
                                                                                 --------------------    ------------------
OPERATING REVENUES
   Revenue                                                                        $     3,521,451         $     112,213
   Costs of Sales                                                                     (4,345,639)              (40,963)
                                                                                 --------------------    ------------------

GROSS PROFIT                                                                            (824,188)                71,250
                                                                                 --------------------    ------------------

OPERATING EXPENSES
   Management Fees                                                                              -                13,090
   Professional Fees and Compensation Expenses                                            160,855               117,343
   Advertising                                                                                  -                 1,212
   Travel and Automobile Expenses                                                           7,803                 2,239
   Telephone and Utilities                                                                  2,078                 2,810
   Real Estate Taxes and Property Maintenance                                               3,163                 3,072
   Office Expenses                                                                          1,991                 6,165
   Miscellaneous                                                                            2,537                 7,119
   Depreciation and Amortization                                                            2,785                   532
                                                                                 --------------------    ------------------
         TOTAL OPERATING EXPENSES                                                         181,212               153,582
                                                                                 --------------------    ------------------

LOSS BEFORE OTHER INCOME (EXPENSES)                                                   (1,005,400)              (82,332)

OTHER INCOME (EXPENSES)
   Interest income                                                                             18                     -
   Interest expense                                                                       (4,599)               (4,922)
   Amortization of discount on convertible debenture conversions                                -             (100,480)
                                                                                 --------------------    ------------------
         TOTAL OTHER INCOME (EXPENSES)                                                    (4,581)             (105,402)
                                                                                 --------------------    ------------------

NET LOSS BEFORE PROVISION FOR INCOME TAX                                              (1,009,981)             (187,734)
   Provision for income taxes                                                                   -                     -
                                                                                 --------------------    ------------------

NET LOSS APPLICABLE TO COMMON SHARES                                              $   (1,009,981)         $   (187,734)
                                                                                 ====================    ==================

NET LOSS PER BASIC AND DILUTED SHARES                                                    (1.0100)              (0.1877)
                                                                                 ====================    ==================

WEIGHTED-AVERAGE NUMBER OF COMMON                                                       1,000,000             1,000,000
SHARES OUTSTANDING
                                                                                 ====================    ==================

          The accompanying notes are an integral part of the condensed consolidated financial statements.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                   (UNAUDITED)

                                                                                                        RESTATED
                                                                                    2002                  2001
                                                                              ------------------    ------------------
CASH FLOW FROM OPERATING ACTIVITIES
   Net loss                                                                    $ (1,009,981)         $    (187,734)
                                                                              ------------------    ------------------

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES:

   Amortization of discount on convertible debentures                                      -                100,480
   Depreciation and amortization                                                       2,785                    532

CHANGES IN ASSETS AND LIABILITIES
   (Increase) decrease in real estate holdings                                     4,014,277              (943,803)
   (Increase) in escrow receivable                                                 (462,741)                      -
   Decrease in prepaid expenses and other                                                  -                 43,934
   Increase (decrease) in accounts payable and accrued expenses                        4,848                 32,175
                                                                              ------------------    ------------------
         TOTAL ADJUSTMENTS                                                         3,559,169              (766,682)
                                                                              ------------------    ------------------

         NET CASH PROVIDE BY (USED IN) OPERATING ACTIVITIES                        2,549,188              (954,416)
                                                                              ------------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Loans to officers                                                                       -               (84,847)
   Loans to / from others                                                            138,200                      -
   (Increase) decrease in mortgage receivables and other                              16,876               (72,398)
                                                                              ------------------    ------------------

         NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                         155,076              (157,245)
                                                                              ------------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from debentures and common stock issuances, net                               --                460,000
   Net change in temporary equity                                                         --                155,956
   Net change in notes and mortgages payable                                     (3,154,972)                434,244
                                                                              ------------------    ------------------

         NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                     (3,154,972)              1,050,200
                                                                              ------------------    ------------------






          The accompanying notes are an integral part of the condensed consolidated financial statements.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                   (UNAUDITED)

                                                                                        RESTATED
                                                                        2002              2001
                                                                   ---------------    --------------
NET (DECREASE) IN
CASH AND CASH EQUIVALENTS                                           $   (450,708)      $   (61,461)

CASH AND CASH EQUIVALENTS
- BEGINNING OF PERIOD                                                     481,609            80,764
                                                                   ---------------    --------------

CASH AND CASH EQUIVALENTS
- END OF PERIOD                                                     $      30,901      $     19,303
                                                                   ===============    ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

CASH PAID DURING THE YEAR FOR:
   Interest expense                                                 $         619      $          -
                                                                   ===============    ==============

SUPPLEMENTAL DISCLOSURE OF NONCASH
FINANCING ACTIVITIES:
   Issuance of common stock for:
   Convertible debenture conversions                                $           -      $    160,798
                                                                   ===============    ==============

   Accounts payable and accrued expenses - Professional fees
   associated with debentures                                       $           -      $     73,657
                                                                   ===============    ==============

   Amortization of discount on convertible debentures               $           -      $    100,480
                                                                   ===============    ==============

OTHER:
   Mortgage debt assumed                                            $           -      $    315,000
                                                                   ===============    ==============










          The accompanying notes are an integral part of the condensed consolidated financial statements.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001

                                                                               CLASS A        ADDITIONAL
                                                     COMMON STOCK            COMMON STOCK      PAID-IN    ACCUMULATED  -----------
                                                 SHARES        AMOUNT      SHARES    AMOUNT    CAPITAL      DEFICIT      TOTALS
                                           --------------  -----------  ----------  --------  ----------  -----------  -----------
September 30, 2001, as previously reported  1,095,300,351  $ 1,095,299   1,000,000  $  1,000  $4,607,597  $(2,018,802) $ 3,685,094

Reclassification of shares to temporary
   equity  - See Note 11                   (1,094,300,351)  (1,094,299) (1,000,000)   (1,000) (1,001,017)           -   (2,096,316)

Prior period adjustment, Note 16                        -            -           -         -           -   (1,830,731)  (1,830,731)
                                           --------------  -----------  ----------  --------  ----------  -----------  -----------

September 30, 2001, as restated                 1,000,000        1,000           -         -   3,606,580   (3,849,533)    (241,953)

Net loss, as previously reported                        -            -           -         -           -      (47,655)     (47,655)

Prior period adjustment, Note 16                        -            -           -         -           -     (140,079)    (140,079)
                                           --------------  -----------  ----------  --------  ----------

December 31, 2001                               1,000,000  $     1,000           -         -  $3,606,580  $(4,037,267) $  (429,687)
                                           ==============  ===========  ==========  ========  ==========  ===========  ===========

September 30, 2002                              1,000,000  $     1,000           -         -  $3,606,580  $(4,197,046) $  (589,466)

Net loss                                                -            -           -         -           -   (1,009,981)  (1,009,981)
                                           --------------  -----------  ----------  --------  ----------

December 31, 2002                               1,000,000  $     1,000          -          -  $3,606,580  $(5,207,027) $(1,599,447)
                                           ==============  ===========  =========   ========  ==========  ===========  ===========


















          The accompanying notes are an integral part of the condensed consolidated financial statements.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
              STATEMENT OF CHANGES IN TEMPORARY EQUITY (UNAUDITED) FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001

                                                                                         CLASS A           ADDITIONAL
                                                     COMMON STOCK                      COMMON STOCK         PAID-IN
                                                 SHARES       AMOUNT     SHARES      AMOUNT    DISCOUNT     CAPITAL       TOTALS
                                             -------------  ----------  ---------  ----------  ---------  ------------  ----------
Balance, September 30, 2001, as previously
   reported                                              -  $        -          -  $        -  $       -  $          -  $        -

Reclassification of shares to temporary
   equity - See Note 11                      1,094,300,351   1,094,299  1,000,000       1,000          -     1,001,017   2,096,316

Prior period adjustment, Note 16                         -           -          -           -          -     1,830,731   1,830,731
                                             -------------  ----------  ---------  ----------  ---------  ------------  ----------

Balance, September 30, 2001, as restated     1,094,300,351   1,094,299  1,000,000       1,000          -     2,831,748   3,927,047

Common stock issued for debt conversion,
   interest expense and discount on
   convertible debentures for quarter ended
   December 31, 2001                           843,265,695     843,267          -           -   (687,311)      334,935     490,891
                                             -------------  ----------  ---------  ----------  ---------  ------------  ----------

Balance, December 31, 2001                   1,937,566,046  $1,937,566  1,000,000  $    1,000  $(687,311) $  3,166,683  $4,417,938
                                             =============  ==========  =========  ==========  =========  ============  ==========

Balance, September 30, 2002                  1,937,566,046  $1,937,566  1,000,000  $    1,000  $(687,311) $  3,166,683  $4,417,938

No activity                                              -           -          -           -          -             -           -
                                             -------------  ----------  ---------  ----------  ---------  ------------  ----------

Balance, December 31, 2002                   1,937,566,046  $1,937,566  1,000,000  $    1,000  $(687,311) $  3,166,683  $4,417,938
                                             =============  ==========  =========  ==========  =========  ============  ==========

















          The accompanying notes are an integral part of the condensed consolidated financial statements.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION
         --------------------------------------

         The condensed consolidated unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the September 30, 2002 audited consolidated financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

         These condensed consolidated unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the consolidated operations and changes in permanent stockholders' equity (deficit), changes in temporary equity and cash flows for the periods presented.

         National Residential Properties, Inc. (the "Company"), was originally incorporated in the State of Nevada on October 18, 1971, under the name of Mister Las Vegas, Inc. On December 15, 1994, the Company merged with a privately owned company, National Rehab Properties, Inc., a Florida corporation formed on October 1, 1993. The surviving Nevada corporation changed its name to National Rehab Properties, Inc. and became authorized to conduct business in the State of Florida on August 17, 1995. On September 13, 2000, the Company changed its name to National Residential Properties, Inc.

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

         In contemplation of the financing of this project, on April 12, 2001, Connecticut Acquisition, obtained a loan from accredited investors evidenced by its 8% Series A Senior Subordinated Convertible Redeemable Debentures due April 13, 2003 (the "Connecticut Acquisition Debentures"), which were convertible from time to time into shares of Connecticut Acquisition's Class A Common Stock. On May 8, 2001, following the acquisition of the Hebron Parcel, Connecticut Acquisition was merged into the Company. As a result, all rights and obligations of Connecticut Acquisition inured to the benefit of and became binding upon the Company. Pursuant to the merger, the Connecticut Acquisition Debentures were surrendered and canceled, and new debentures, identical to the Connecticut Acquisition Debentures, together with accompanying conversion rights into authorized but unissued shares of the Company's common stock, par value $.001 per share, were issued by the Company to the holders of the Connecticut Acquisition Debentures.

         Pursuant to an agreement executed on December 26, 2001, made effective as of October 31, 2001 and a Statutory Warranty Deed dated October 31, 2001, the Company sold to Senior Adult Lifestyle, Inc ("Senior Adult Lifestyle") an entity which may be deemed an affiliate of the Company through common corporate officers, all of the rights, title and interest in (i) the Hebron Parcel; and (ii) contracts to purchase certain parcels of real property in Watertown, New Milford, Granley and East Windsor, Connecticut. As additional consideration for the conveyance to Senior Adult Lifestyle, the Company received on February 1, 2002, 20 million shares of common stock of Genesis Capital Corporation of Nevada ("Genesis"), the parent of Senior Adult Lifestyles. These shares were based on a value of $0.10 per share, the value the stock was trading for in December 2001, for an agreed consideration of $2 million. Should the value at the earlier of (a) the time the Company sells these shares or (b) the expiration of three years from the date of the conveyance fall below $2 million, Genesis was required to issue to the Company, additional shares of Genesis Common Stock to make up the difference in value. The value of the Genesis Common Stock was $.009 ($180,000) on February 1, 2002.

         On October 17, 2001, the Company's other wholly-owned subsidiary, DC Power Products Acquisition Corp, ("DC Power"), obtained a loan from accredited investors evidenced by its 8% Series A Senior Subordinated Convertible Redeemable Debentures due October 17, 2003 (the "DC Power Debentures"), which were convertible from time to time into shares of DC Power's common stock. DC Power was merged into the Company on November 1, 2001. As a result, all rights and obligations inured to the benefit of and became binding upon the Company.

         Pursuant to the merger, the DC Power Debentures were surrendered and canceled, and new debentures, identical to the DC Power Debentures, together with accompanying conversion rights into authorized but unissued shares of the Company's common stock ("NRES Common Stock"), were issued by the Company to the holders of DC Power's debentures.

         The Company has restated its December 31, 2001 condensed consolidated financial statements to reflect certain income and expenses not previously recognized. The Company recognized $34,058 of income on the sale of inventory. The Company is now reporting $100,480 of amortization of discount on debenture conversions and $73,657 of professional fees and interest associated with the debentures.

         The net effect was to increase the loss for the three months ended December 31, 2001 by $140,079 to ($187,734). This increased the deficit from ($2,066,457) to ($2,206,536).

         Moreover, the Company has reclassified its balance sheet to reflect the Temporary Equity account from permanent stockholders' equity (See Note
         11) for discussion.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

     PRINCIPLES OF CONSOLIDATION

         The condensed consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     REVENUE AND COST RECOGNITION

         Sales of real estate are generally recognized under the full accrual method. Under that method, gain is not recognized until the collectibility of the sales price is reasonably assured and the earnings process is virtually complete. When a sale does not meet the requirements for income recognition a gain is deferred until those requirements are met.

         The Company recorded the sale of the property to Genesis Capital Corporation of Nevada under the Cost Recovery Method. When this method is used, no profit is recognized on the sales transaction until the cost of the property sold is recovered (See Note 1).

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

         Equipment and other                         3 to 5 Years
         Vehicle                                     5 Years

     INCOME TAXES

         The income tax benefit is computed on the pretax loss based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amount reported in the condensed consolidated balance sheet for cash and cash equivalents, loans receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. For those notes and mortgages that are not fixed, the carrying amount reported for notes and mortgages payable approximates fair value because, in general, the fair value of the notes and mortgages payable is estimated based on interest rates for the same or similar debt offered to the Company having the same or similar remaining maturities and collateral requirements.

     INVESTMENT SECURITIES

         Management determines the appropriate classification of investment securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The classification of those securities and the related accounting policies are as follows:

         Trading securities: Trading securities are held for resale in anticipation of short-term fluctuations in market prices. Trading securities, consisting primarily of actively traded equity securities are, stated at fair value. Realized and unrealized gains and losses are included in income.

         Available-for-sale securities: Available for sale securities consist of marketable equity securities not classified as trading securities. Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity unless the change is deemed permanent.

         Dividends on marketable equity securities are recognized in income when declared. Realized gains and losses are included in income. Realized gain and losses are determined on the basis of the actual cost of the securities sold.

     ADVERTISING

         Costs of advertising are expensed as incurred. Advertising costs were $0 and $1,212 for the three months ended December 31, 2002 and 2001, respectively.

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

         The following is a reconciliation of the computation for basic and diluted EPS:

                                                                     Restated
                                                     December 31,   December 31
                                                         2002           2001
                                                    -------------  -------------

Net Loss                                             ($1,009,981)     ($187,734)
                                                    -------------  -------------
Weighted-average common shares outstanding (Basic)      1,000,000      1,000,000

Weighted-average common stock equivalents:
     Stock options                                              -              -
     Warrants                                                   -              -

Weighted-average common shares outstanding (Diluted)    1,000,000      1,000,000

         Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive.

         There are no options and warrants outstanding to purchase stock at December 31, 2002 and 2001.

     RECLASSIFICATIONS

         Certain amounts for the three months ended December 31, 2001 have been reclassified to conform with the presentation of the December 31, 2002 amounts. The reclassifications have no effect on net income for the three months ended December 31, 2001.

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

NOTE 4 - MORTGAGES RECEIVABLE AND OTHER
         ------------------------------

         Represents amounts due from individuals who purchased property from the Company. Amounts due at December 31, 2002 were $58,134.

NOTE 5 - LOANS RECEIVABLE - OFFICERS
         ---------------------------

         Amounts represent advances to and from the officers of the Company. The balance at December 31, 2002 was $0. This balance along with other advances that occurred in fiscal 2002, were charged to compensation expense during the fiscal quarter ended March 31, 2002.

NOTE 6 - FIXED ASSETS
         ------------

         Fixed assets consist of the following at December 31, 2002:

         Office Equipment                              $20,663
         Vehicles                                       31,509
                                                    ----------

                                                        52,172
         Accumulated Depreciation                     (13,773)
                                                    ----------

                           Total                       $38,399
                                                    ==========

         Depreciation expense was $2,785 and $532 for the three months ended December 31, 2002 and 2001, respectively.

NOTE 7 - MORTGAGES AND NOTES PAYABLE
         ---------------------------

         Mortgages and notes payable consist of the following at December 31, 2002:

         The Company has various mortgages and construction loans payable aggregating $2,579,114 at December 31, 2002. These amounts are payable at various times ranging through 2003, bearing interest at various rates ranging from 7% through 14% per year. The mortgages and construction notes are secured by the land and buildings held for development by the Company.

NOTE 8 - CONVERTIBLE DEBENTURES PAYABLE
         ------------------------------

         The Company has convertible debentures outstanding at December 31, 2002 in the amount of $199,202. These debentures accrue interest at 8% per annum. These debentures mature along with the related interest at November 2003. The debentures are convertible at the investors discretion pursuant to the convertible debenture agreement.

         Additionally, the Company recognized $100,480 of amortization of the discount on the debenture conversions for the three months ended December 31, 2001.

NOTE 9 - COMMITMENTS AND CONTINGENCIES
         -----------------------------

         RELATED PARTY TRANSACTIONS

         Leases

         A company wholly owned by a minority shareholder of Encore Builders, Inc. provided office space to the Company through March 15, 2002.

         Other

         The Company loaned $84,847 to the officers of the Company for the quarter ended December 31, 2001. (See Note 5)

NOTE 10 - ACQUISITIONS
          ------------

         On February 10, 2000, the Company acquired MAS XV Acquisition Corp for
         1.5 million shares of the Company's Common stock valued at $.19 per share or $285,000. Additionally, on April 1, 2000 the Company acquired 80% of Encore Services, Inc. for 250,000 shares of common stock worth $33,750. The Company restated its September 30, 2000 financial statements and expensed the entire amounts of these acquisitions because they were determined to have no value. Both companies had no assets or liabilities upon the purchase.

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

         Additionally, the Company issued common stock above the Company's authorized amount and issued shares that at the time may not have been in compliance with the registration provisions of Section 5 of the Securities Act of 1933, as amended. The full impact of these items were unknown at this time. As a result, the Company had reclassified $3,927,047 to temporary equity as of September 30, 2001. Subsequent to September 30, 2001, the Company issued 843,265,695 shares of stock in connection with the conversion of debentures that have been classified as temporary equity. This resulted in an increase to temporary equity of $490,891 for the three months ended December 31, 2001. This account acts as a reserve for capital that the Company may be required to repay.

         As per Note 16, the Company expects to reclassify certain amounts from temporary equity to permanent stockholders' equity after curing any over issuances of its common stock.

NOTE 12 - TEMPORARY EQUITY
          ----------------

         The Company has recorded on its balance sheet a temporary equity account for those securities issued that may not be in compliance with the registration provisions of Section 5 of the Securities Act of 1933, as amended and for the issuance of common stock issued above its authorized amount. All related amounts that were previously included in common stock and additional paid-in capital of the permanent stockholders' equity (deficit) section have been reclassified to temporary equity as their redemption may not be solely within the control of the issuer. Temporary equity at December 31, 2002 and 2001, were $4,417,938 and $4,417,938, respectively. Substantially all the shares issued in connection with the conversion of debentures have been reclassified as temporary equity.

NOTE 13 - STOCKHOLDERS' EQUITY (DEFICIT)
          ------------------------------

         As of December 31, 2002, there were 1 million authorized shares, and 1 million issued and outstanding shares of NRES Common Stock. The Company issued 843,265,695 shares of NRES Common Stock for the three months ended December 31, 2002. These shares are recorded in temporary equity along with all shares issued in excess of 1 million. All of the 843,265,695 shares of common stock issued were issued in excess of the Company's authorized amount.

         As of December 31, 2002, and December 31, 2001, there were 1 million issued and outstanding shares of the Company's Class A Voting common stock with a par value of $.001. These shares have also been reclassified to temporary equity as these shares appear to have not been authorized.

NOTE 14 - INCOME TAXES
          ------------

         There was no income tax benefit recognized at December 31, 2002 and 2001.

         The net deferred tax assets in the accompanying condensed consolidated balance sheet include benefit of utilizing net operating losses, however, due to the uncertainty of utilizing the approximate $2,081,219 in net operating losses at December 31, 2002, an offsetting valuation allowance has been established.

NOTE 15 - LITIGATION
          ----------

         On August 2, 2002, Encore Builders, Inc., the plaintiff, filed suit against Conquistador Plaza, Inc., a subsidiary of the Company, in the Circuit Court of the Eleventh Judicial Circuit in Miami-Dade County, Florida seeking the foreclosure of a mechanic's lien with respect to the Conquistador Plaza development. The plaintiff asserts that $504,076.03 is due from Conquistador Plaza, Inc. and is seeking damages with interest, costs and attorneys fees. The plaintiff was bonded by Mountbatten Surety Company, Inc. and the Company intends to vigorously defend this claim.

NOTE 16 - PRIOR PERIOD ADJUSTMENT
          -----------------------

         During the three months ended December 31, 2001, the Company has recognized $100,480 of amortization of discounts and $73,657 of fees related to the convertible debentures, and recognized an additional $34,058 of income from the gain on a sale of property. Accordingly, the deficit is restated as follows:

         Deficit, December 31, 2001, as previously reported        ($2,066,457)
         Prior Period Adjustment, September 30, 2001                (1,830,731)

         Prior Period Adjustment, December 31, 2001                   (140,079)
                                                                ---------------
         Deficit, December 31, 2001, as restated                   ($4,037,267)
                                                                ---------------

         Accordingly, related stockholders' equity (deficit) accounts and temporary equity accounts were adjusted to account for this recognition (See Notes 11, 12 and 13.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND THE NOTES TO THOSE STATEMENTS AND OTHER FINANCIAL INFORMATION APPEARING ELSEWHERE IN THIS REPORT.

         THE COMPANY CAUTIONS INVESTORS THAT ITS BUSINESS AND FINANCIAL PERFORMANCE ARE SUBJECT TO SUBSTANTIAL RISKS AND UNCERTAINTIES. IN EVALUATING THE COMPANY'S BUSINESS, PROSPECTIVE INVESTORS SHOULD CAREFULLY CONSIDER THE INFORMATION SET FORTH IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED SEPTEMBER 30, 2002 UNDER THE CAPTION "RISK FACTORS" IN ADDITION TO THE OTHER INFORMATION SET FORTH HEREIN.

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

     o The Company's July 31, 2002 contract to sell the Barcelona Apartments property to Antonio Sarmiento fell through. The Company is currently continuing its efforts to sell this property. The Company entered into an agreement for purchase and sale with Salomon Yuken to sell the Barcelona Apartments to Salomon Yuken on January 10, 2003. On May 8, 2003, the Company and Salomon Yuken entered into an amendment to the agreement for purchase and sale. In June 2003, the Company and Salomon Yuken entered into a second amendment to the agreement for purchase and sale which, among other things, extended the closing date to October 31, 2003. A $100,000 deposit has been paid to the company by Salomon Yuken. The closing date was subsequently extended to January 2004.The Company concluded that the 1994 Stock Split, the 1999 Reverse Stock Split, the 40 Million Share Increase, the 250 Million Share Increase, the 750 Million Share Increase and the 1.5 Billion Share Increase may not have not been validly adopted by the Company's board of directors, approved by the Company's shareholders or filed with the Secretary of State of the State of Nevada, as required by the laws of the State of Nevada. As such, the Company believes it currently has only 1 million shares of NRES Common Stock authorized, a majority of which are owned by Richard and Pamela Astrom as tenants by the entireties.

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

     o On October 17, 2001, the Company's wholly-owned subsidiary, DC Power Products Acquisition Corp. ("DC POWER"), a Florida corporation, obtained a loan from accredited investors evidenced by its 8% Series A Senior Subordinated Convertible Redeemable Debentures due October 17, 2003 (the "DC POWER DEBENTURES"), which were convertible from time to time into shares of DC Power's common stock. On November 1, 2001, DC Power merged with and into the Company with the Company remaining as the surviving entity. As a result, all rights and obligations of DC Power inured to the benefit of and became binding upon the Company. Pursuant to the merger, the DC Power Debentures were surrendered and canceled, and new debentures, identical to the DC Power Debentures (the "NRES DC POWER DEBENTURES" and together with the NRES Connecticut Debentures the "NRES DEBENTURES"), but convertible into authorized and unissued shares of NRES Common Stock, were issued by the Company to the holders of the DC Power Debentures.

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

     Barcelona Apartments

         On this property, located in Miami, Florida and purchased in 2000, the Company intended to construct 70 rental apartments. Litigation relating to the Barcelona Apartments is discussed under "Item 1 of Part II- Legal Proceedings". The Company's July 31, 2002 contract to sell this property to Antonio Sarmiento fell through. The Company is currently continuing its efforts to sell this property. The Company entered into an agreement for purchase and sale with Salomon Yuken to sell the Barcelona Apartments to Salomon Yuken on January 10, 2003. On May 8, 2003, the Company and Salomon Yuken entered into an amendment to the agreement for purchase and sale. In June 2003, the Company and Salomon Yuken entered into a second amendment to the agreement for purchase and sale which, among other things, extended the closing date to October 31, 2003. A $100,000 deposit has been paid to the Company by Salomon Yuken. The closing date was subsequently extended to January 2004.

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

RESULTS OF OPERATIONS

         The following is a discussion of the consolidated financial condition and results of operations of the Company for the period ended December 31, 2002 and 2001, which should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included elsewhere in this report. Please note this discussion of the Company's results of operations includes restated financial information for the period ending December 31, 2001.

         For the three months ended December 31, 2002, the Company incurred net loss of $1,005,400, compared to net loss of $82,332 for the comparable 2001 period. The net loss in 2002 is primarily attributable to increased legal and accounting fees attributable to compliance with securities regulations and Conquistador Plaza's litigation with Encore Builders in addition to interest expenses on projects that were to be constructed by Encore Builders.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001

REVENUES

         Total revenues for the three months ended December 31, 2002 increased to $3,521,451, as compared to $112,213 for the three months ended December 31, 2001. The primary source of revenues for the year ended December 31, 2002 was the Company's sale of the Conquistador Plaza Apartments property.

OPERATING EXPENSES

     Management Fees

         Management fees for the three months ended December 31, 2002 totaled $0 compared to $13,090 for the three months ended December 31, 2001. This decrease in management fees is primarily due to the cancellation of a management agreement and the Company's determination to pay compensation to its officers instead of management fees.

     Professional Fees and Compensation Expenses

         Professional fees and compensation expenses for the three months ended December 31, 2002 totaled $160,855 compared to $117,343 for the three months ended December 31, 2001. This 37% increase is primarily related to the incurrence of legal fees and related reimbursements relating to bringing the Company into compliance with state corporate law and federal securities laws as well as the Company's Bay Harbor lawsuit..

     Advertising

         Advertising expenses for the three months ended December 31, 2002 totaled $0 compared to $1,212 for the three months ended December 31, 2001. This decrease in advertising expenses is primarily due to the fact that the Company had already executed agreements for the sale of the properties it held.

     Travel and Automobile Expenses

         Travel and automobile expenses for the three months ended December 31, 2002 totaled $7,803 compared to $2,239 for the three months ended December 31, 2001. This 249% increase is primarily related to the fact that meetings relating to the Company's business and financing opportunities were less regional in nature and involved additional air travel.

     Office Expenses

         Office expenses for the three months ended December 31, 2002 totaled $1,991 compared to $6,165 for the three months ended December 31, 2001. This 68% decrease is primarily due to the Company's relocation of its principal executive offices to a smaller, more cost-effective location.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization for the three months ended December 31, 2002, totaled $2,785 as compared to $532 for the three months ended December 31, 2001.

OTHER INCOME (EXPENSE)

Other income (expense) for the quarterly period ended December 31, 2001, was an expense of $105,402, which decreased to an expense of $4,581 for the quarterly period ended December 31, 2002. This decrease was primarily the result of the amortization on discount of debenture conversions which primarily took place during the Company's 2001 fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

         To date, the Company has financed its operations primarily through mortgage debt and the sale of NRES Common Stock issued through converting the NRES Debentures. At December 31, 2002, the Company had $30,901 in cash and cash equivalents, an increase of $11,598 from December 31, 2001. This increase in cash and cash equivalents is attributable to sales of and mortgages on properties held by the Company. The Company decreased its real estate holdings $4,014,277 in the three-month period ended December 31, 2002, compared to real estate acquisitions of $943,803 in the comparable 2001 period, as the Company continued at a diminished rate its business plan to develop, construct and own multifamily housing.

         Net cash provided by investing activities was $155,076 for the three months ended December 31, 2002, as compared to $157,245 used in the three months ended December 31, 2001. Net cash used in financing activities was $3,154,972 for the three months ended December 31, 2002, as compared to net cash of $1,050,200 provided by financing activities for the three months ended December 31, 2001. This decrease in net cash provided by financing activities is attributable to repayments of debt on real property sales during this period.

         The Company had stockholders' equity of $1,000 at December 31, 2002. The Company's determination that it has issued shares in excess of its authorized amount resulted in the Company's determination that all shares issued in excess of 1 million would be reclassified as temporary equity. The Company believes that when considered together with anticipated income from the sale of real property, it has sufficient cash resources to maintain operations for a period of at least twelve months. The Company's cash requirements will largely depend upon the availability of real estate acquisition opportunities and the costs to continue funding its real estate development projects. There can be no assurance that funds required by the Company for these purposes, or to meet its operating requirements, will be available or, if they are, that they will be available on acceptable terms and at such times as the Company requires. See "Outlook", below for a discussion on possible limits on the Company's ability to raise capital.

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

         While one year has passed from the initial placement of the NRES Debentures, it appears that approximately $1,103,500 of principal, $19,400 in interest, $144,943 in bookkeeping fees, $168,020 in investor fees, $258,434 in professional fees and $30,000 in fees for the right to borrow funds (a total of $1,724,297) were converted by the investors of the NRES Connecticut Debentures during the period beginning on May 16, 2001 and ending on July 13, 2001. The Company's records, however, are incomplete as they pertain to the NRES Connecticut Debentures and although the

Company believes it has been able to accurately calculate the aggregate amount converted and the amount of capital raised, the Company has estimated the exact breakdown of various fees and debt relating to the NRES Connecticut Debentures that have been converted. Additionally, $160,798 of principal (out of a total amount of $460,000 funded), $4,922 of interest paid and $68,735 in bookkeeping fees (a total of $234,455) was converted during the period beginning on November 5, 2001 and ending on August 2, 2002 ($199,202 remains payable). The holders of the NRES Connecticut Debentures received a total of approximately 590,442,628 shares of NRES Common Stock with an average price of $.00266 per share through conversions and the holders of the NRES DC Power Debentures received a total of approximately 716,365,695 shares of NRES Common Stock with an average price of $.000327 per share through conversions. All shares of NRES Common Stock issued upon conversion of the NRES Debentures were sold by holders of the NRES Debentures following conversion. This occurred during the period beginning on May 16, 2001 and ending on July 13, 2001 for the NRES Connecticut Debentures and beginning on November 5, 2001 and ending on August 2, 2002 for the NRES DC Power Debentures. The closing market prices during this time ranged from $.0036 to $.0076 per share and $.0001 to $.0017 per share, respectively. As of the date of this report, there have been no actions filed against the Company based upon a violation of Section 5. Because the statute of limitations has almost run, it is unlikely that a large portion of these holders of NRES Common Stock will file an action against the Company. However, any such action maintained against the Company could have a substantial impact on the Company and capital resources. The ramifications of this may entail a possible rescission offer to the stockholders affected within the past year. Other possible ramifications include an enforcement action by the SEC.

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

ITEM 3.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         Based on their evaluation of the Company's disclosure controls and procedures conducted as of the end of the period covered by this report on Form 10-QSB, Richard Astrom, the Company's Chief Executive Officer, and Christopher Astrom, the Company's Chief Financial Officer, have concluded that they are the only individuals involved in the Company's disclosure process. The Company has no formal procedures in place for processing and assembling information to be disclosed in the Company's periodic reports. The Company's system is designed so that information is retained by the Company and relayed to counsel and the Company's accountants as it becomes available. Though the Company has had difficulty implementing its disclosure controls and procedures in the past, the Company's principal executive officer and principal financial officer believe that as of the end of the period being reported, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the required time periods.

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

         In the ordinary course of business, the Company and its subsidiaries are involved in legal proceedings incidental to their operations. The Company and its subsidiaries are not currently involved in any legal proceedings that management believes would have a material adverse effect on the operations or financial condition of the Company and its subsidiaries taken as a whole. See, however, the discussion under Item 2, "Management's Dicussion and Analysis or Plan of Operation," under the subheading, "Operating History", with respect to the foreclosure proceedings on the Company's Conquistador Plaza project.

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

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:


    Exhibit
    Number                                       Description
    -------                                      -----------

     3.1*      Articles of Incorporation of the Company.
     3.2***    Certificate of Amendment to Articles of Incorporation of the Company.
     3.4*      Bylaws of the Company.
     4.1**     8% Series SPB Senior Subordinated Convertible Redeemable Debentures due November 3, 2002
     4.2**     8% Series SPC Senior Subordinated Convertible Redeemable Debentures due April 12, 2003
     4.3**     8% Series SPD Senior Subordinated Convertible Redeemable Debentures due October 17, 2003
    10.1**     Securities Subscription Agreement dated as of October 10, 2000 by and between 2217 Acquisition Inc. and
               Louvre Investors LLC, Yellow Stream Company LLC and Carlsbad LLC.
    10.2**     Assignment and Assumption Agreement dated as of November 3, 2000 by and between 2217 Acquisition
               Inc. and National Residential Properties, Inc.
    10.3**     Securities Subscription Agreement dated as of April 12, 2001 by and between Connecticut Acquisition
               Corp. No. 1 and Louvre Investors LLC, Yellow Stream Company LLC and Carlsbad Capital LLC.
    10.4**     Assignment and Assumption Agreement dated as of April 19, 2001 by and between Connecticut
               Acquisition Corp. 1 and National Residential Properties, Inc.
    10.5**     Securities Subscription Agreement dated as of October 17, 2001 by and between DC Power Products
               Acquisition Corp. and Equity Planners LLC, Sea Lion Investors LLC and Myrtle Holdings LLC.
    10.6**     Assignment and Assumption Agreement dated as of November 5, 2001 by and between DC Power
               Acquisition Corp. and National Residential Properties, Inc.
    31.1       Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)
    31.2       Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)
    32.1       Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C.
               Section 1350

*        Previously filed.

** Filed as an exhibit to the Company's quarterly report on Form 10-QSB for the period ended June 30, 2002, filed with the Securities and Exchange commission on December 19], 2003.

*** Filed as an exhibit to the Company's annual report on Form 10-KSB for the year ended September 30, 2000, filed with the Securities and Exchange Commission on January 16, 2001.

         (b)  Reports on Form 8-K:

         o A Form 8-K was filed on October 21, 2002 reporting the sale on October 8, 2002 of the Conquistador Plaza Property to Shamrock at the Gables LLC.

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