Form 10QSB
period 2003-03-31
NATIONAL RESIDENTIAL PROPERTIES NV INC
filed 2004-01-08
CIK 1096840

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

                                     0-27159

                            (COMMISSION FILE NUMBER)

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

                      NATIONAL RESIDENTIAL PROPERTIES, INC.
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                TABLE OF CONTENTS



PART I FINANCIAL INFORMATION...................................................3

  ITEM 1.        Financial Statements..........................................3

  ITEM 2.        Management's Discussion and Analysis or Plan of Operation....18

  RISK FACTORS................................................................30

  ITEM 3.        Controls and Procedures......................................33

PART II   OTHER INFORMATION...................................................34

  ITEM 1.        Legal Proceedings............................................34

  ITEM 2.        Changes In Securities........................................34

  ITEM 3.        Defaults Upon Senior Securities..............................37

  ITEM 4.        Submission of Matters to a Vote of Security Holders..........37

  ITEM 5.        Other Information............................................37

  ITEM 6.        Exhibits and Reports on Form 8-K.............................37

  SIGNATURES..................................................................38





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

                                     PART I
                                     ------
                              FINANCIAL INFORMATION
                              ---------------------

ITEM 1.  FINANCIAL STATEMENTS

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                            MARCH 31, 2003
                                                             (UNAUDITED)
                                                        -------------------
   Cash and cash equivalents                              $        67,051
   Inventory - Real Estate Holdings                             5,015,646
   Escrow receivable                                              462,741
   Fixed assets, net of depreciation                               35,614
   Loan receivable - others                                       105,228
   Mortgage receivable and other                                   32,709
   Investment securities                                            2,523
   Deposits                                                         6,725
   Loan origination fees, net of amortization                      33,932
                                                        -------------------

TOTAL ASSETS                                              $     5,762,169
                                                        ===================



























          The accompanying notes are an integral part of the condensed consoldiated financial statements.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

        LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY (DEFICIT)
        ----------------------------------------------------------------


                                                                MARCH 31, 2003
                                                                 (UNAUDITED)
                                                               ----------------
LIABILITIES
  Accounts payable and accrued expenses                        $        95,550
  Convertible debentures payable                                       199,202
  Notes and mortgages payable                                        2,797,533
                                                               ----------------

    TOTAL LIABILITIES                                                3,092,285
                                                               ----------------

TEMPORARY EQUITY                                                     4,417,938
                                                               ----------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common Stock, $.001 Par Value;  1,000,000 shares
    authorized and 1,000,000 shares issued and
    outstanding                                                          1,000
  Common Stock Class A Voting, $.001 Par Value; 0
    shares authorized and 0 shares issued and outstanding                    -
  Additional Paid-in Capital                                         3,606,580
  Deficit                                                           (5,355,634)
                                                               ----------------

    TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                            (1,748,054)
                                                               ----------------

TOTAL LIABILITIES, TEMPORARY EQUITY
 AND STOCKHOLDERS' EQUITY (DEFICIT)                             $    5,762,169
                                                               ================


















          The accompanying notes are an integral part of the condensed consoldiated financial statements.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE SIX AND THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

                                                                 SIX MONTHS ENDED                      THREE MONTHS ENDED
                                                        MARCH 31, 2003      MARCH 31, 2002      MARCH 31, 2003     MARCH 31, 2002
                                                      ------------------ -------------------  ------------------ ------------------
                                                                              (RESTATED)                             (RESTATED)
OPERATING REVENUES
Revenue                                                $    3,542,902     $       133,664      $       21,451    $         21,451
Cost of sales                                              (4,345,639)            (40,963)                  -                   -
                                                      ------------------ -------------------  ------------------ ------------------
GROSS PROFIT                                                 (802,737)             92,701              21,451              21,451
                                                      ------------------ -------------------  ------------------ ------------------

OPERATING EXPENSES
Management fees                                                     -              26,181                   -              13,091
Professional fees and compensation expenses                   286,775             552,088             125,920             434,745
Advertising                                                     3,845               3,118               3,845               1,906
Travel and automobile expenses                                 21,507              11,409              13,704               9,170
Telephone and utilities                                         3,412               5,935               1,334               3,125
Real estate taxes and property maintenance                      8,062               5,399               4,899               2,327
Office expenses                                                 9,494              12,581               7,503               6,416
Miscellaneous                                                   7,038               8,063               4,501                 944
Depreciation and amortization                                   6,145               1,064               3,360                 532
                                                      ------------------ -------------------  ------------------ ------------------
   TOTAL OPERATING EXPENSES                                   346,278             625,838             165,066             472,256
                                                      ------------------ -------------------  ------------------ ------------------

LOSS BEFORE OTHER INCOME (EXPENSE)                         (1,149,015)           (533,137)           (143,615)           (450,805)

OTHER INCOME (EXPENSE)
Unrealized loss on investment securities                            -            (224,547)                  -            (224,547)
Amortization of discount on debenture conversions                   -            (100,480)                  -                   -
Interest expense                                               (9,608)            (10,809)             (5,009)             (5,887)
Interest income                                                    35               1,000                  17               1,000
                                                      ------------------ -------------------  ------------------ ------------------
   TOTAL OTHER INCOME (EXPENSE)                                (9,573)           (334,836)             (4,992)           (229,434)
                                                      ------------------ -------------------  ------------------ ------------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES              $  (1,158,588)    $      (867,973)     $     (148,607)    $      (680,239)
PROVISION FOR INCOME TAXES                                          -                   -                   -                   -
                                                      ------------------ -------------------  ------------------ ------------------

NET LOSS APPLICABLE TO COMMON SHARES                    $  (1,158,588)    $      (867,973)     $     (148,607)    $      (680,239)
                                                      ================== ===================  ================== ==================

NET LOSS PER BASIC AND DILUTED SHARES                   $     (1.1586)    $       (0.8680)     $      (0.1486)    $       (0.6802)
                                                      ================== ===================  ================== ==================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING        1,000,000           1,000,000           1,000,000           1,000,000
                                                      ================== ===================  ================== ==================

          The accompanying notes are an integral part of the condensed consoldiated financial statements.

            NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

                                                                                                               RESTATED
                                                                                           2003                  2002
                                                                                      ---------------      ----------------
CASH FLOW FROM OPERATING ACTIVITIES
   Net loss                                                                            $  (1,158,588)       $     (867,973)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED BY (USED IN)
OPERATING EXPENSES:
   Amortization of discount on convertible debentures                                              -               100,480
   Depreciation and amortization                                                               6,145                 1,064
   Unrealized loss on investment securities                                                        -               224,547
   Management compensation                                                                         -               359,760

CHANGES IN ASSETS AND LIABILITIES
   (Increase) decrease in inventory - real estate holdings                                 3,907,992            (1,779,718)
   (Increase) in escrow receivable                                                          (462,741)                    -
   Decrease in prepaid expenses and other assets                                                   -                57,023
   Increase (decrease) in accounts payable and and accrued expenses                           13,843                28,393
                                                                                      ---------------      ----------------
   Total adjustments                                                                       3,465,239            (1,008,451)
                                                                                      ---------------      ----------------

     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                   2,306,651            (1,876,424)
                                                                                      ---------------      ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Loans to officers - net                                                                         -              (145,663)
   Loans to / from others                                                                    207,550                     -
   (Increase) decrease in mortgage receivables                                                42,301               (41,103)
                                                                                      ---------------      ----------------

     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                     249,851              (186,766)
                                                                                      ---------------      ----------------















          The accompanying notes are an integral part of the condensed consoldiated financial statements.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                FOR THE SIX MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

                                                                                     RESTATED
                                                                      2003             2002
                                                                 ---------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITES
   Proceeds from debentures and common stock issuances - net       $         -      $   460,000
   Loans to others                                                           -           14,880
   Loan origination fees                                               (34,507)
   Net change in temporary equity                                            -          155,956
   Net change in notes and mortgages payable                        (2,936,553)       1,367,303
                                                                 ---------------  ---------------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            (2,971,060)       1,998,139
                                                                 ---------------  ---------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                             (414,558)         (65,051)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                        481,609           80,764
                                                                 ---------------  ---------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                          $    67,051      $    15,713
                                                                 ===============  ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE YEAR FOR:
   Interest expense                                                $     1,648      $         -
                                                                 ===============  ===============

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
   ISSUANCE OF COMMON STOCK FOR:
     Convertible debenture conversions                             $         -      $   160,798
                                                                 ===============  ===============

     Accounts payable and accrued expenses - professional fees
       associated with debentures                                  $         -      $    73,657
                                                                 ===============  ===============

     Amortization of discount on convertible debentures            $         -      $   100,480
                                                                 ===============  ===============

OTHER:

     Mortgage debt assumed                                         $         -      $   315,000
                                                                 ===============  ===============

     Investments received                                          $         -      $   227,070
                                                                 ===============  ===============

          The accompanying notes are an integral part of the condensed consoldiated financial statements.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                  (UNAUDITED)
                FOR THE SIX MONTHS ENDED MARCH 31, 2003 AND 2002

                                                                                CLASS A
                                                   COMMON STOCK              COMMON STOCK     ADDITIONAL
                                            ------------------------- -----------------------   PAID-IN    ACCUMULATED
                                                SHARES       AMOUNT      SHARES       AMOUNT    CAPITAL      DEFICIT       TOTALS
                                            ------------- ----------- ------------ ---------- ----------- ------------- ------------
September 30, 2001, as previously reported  1,095,300,351 $ 1,095,299    1,000,000 $    1,000 $ 4,607,597 $ (2,018,802) $  3,685,094

Reclassification of shares to temporary
  equity - See Note 10                    (1,094,300,351) (1,094,299)  (1,000,000)    (1,000) (1,001,017)             -  (2,096,316)


Prior period adjustment, Note 15                        -           -            -          -           -   (1,830,731)  (1,830,731)
                                            ------------- ----------- ------------ ---------- ----------- ------------- ------------


September 30, 2001, as restated                 1,000,000       1,000            -          -   3,606,580   (3,849,533)    (241,953)

Net loss, as previously reported                        -           -            -          -           -      (47,655)     (47,655)

Prior period adjustment, Note 15                        -           -            -          -           -     (140,079)    (140,079)
                                            ------------- ----------- ------------ ---------- ----------- ------------- ------------

December 31, 2001, as restated                  1,000,000       1,000            -          -   3,606,580   (4,037,267)    (429,687)


Net loss, as previously reported                        -           -            -          -           -   (1,106,453)  (1,106,453)

Prior period adjustment, Note 15                        -           -            -          -           -       426,214      426,214
                                            ------------- ----------- ------------ ---------- ----------- ------------- ------------

March 31, 2002, as restated                     1,000,000       1,000            - $        -   3,606,580 $ (4,717,506) $(1,109,926)
                                            ============= =========== ============ ========== =========== ============= ============

September 30, 2002                              1,000,000       1,000            - $        -   3,606,580 $ (4,197,046) $  (589,466)


Net loss                                                -           -            -          -           -   (1,158,588)  (1,158,588)
                                            ------------- ----------- ------------ ---------- ----------- ------------- ------------

March 31, 2003                                  1,000,000       1,000            - $        - $ 3,606,580 $ (5,355,634) $(1,748,054)
                                            ------------- ----------- ------------ ---------- ----------- ------------- ------------






          The accompanying notes are an integral part of the condensed consoldiated financial statements.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
              STATEMENT OF CHANGES IN TEMPORARY EQUITY (UNAUDITED)
                FOR THE SIX MONTHS ENDED MARCH 31, 2003 AND 2002


                                                                               CLASS A                       ADDITIONAL
                                                   COMMON STOCK             COMMON STOCK                       PAID-IN
                                               SHARES        AMOUNT      SHARES       AMOUNT     DISCOUNT      CAPITAL      TOTALS
                                           -------------- ----------- ------------ ------------ ----------- ------------- ----------
Balance, September 30, 2001, as previously
  reported                                            -   $       -              - $          - $         - $           - $        -

Reclassification of shares to temporary
  equity - See Note 10                      1,094,300,351   1,094,299    1,000,000        1,000           -     1,001,017  2,096,316

Prior period adjustment, Note 15                      -           -              -            -           -     1,830,731  1,830,731
                                           -------------- ----------- ------------ ------------ ----------- ------------- ----------

Balance, September 30, 2001, as restated    1,094,300,351   1,094,299    1,000,000        1,000           -     2,831,748  3,927,047

Common stock issued for debt conversion,
  interest expense and discount on
  convertible debentures for quarter ended
  December 31, 2001                           843,265,695     843,267            -            -   (687,311)       334,935    490,891
                                           -------------- ----------- ------------ ------------ ----------- ------------- ----------

Balance, March 31, 2002                     1,937,566,046 $ 1,937,566    1,000,000        1,000 $ (687,311) $   3,166,683 $4,417,938
                                           ============== =========== ============ ============ =========== ============= ==========

Balance, September 30, 2002                 1,937,566,046 $ 1,937,566    1,000,000        1,000 $ (687,311) $   3,166,653 $4,417,908

No activity                                           -           -              -            -           -             -          -
                                           -------------- ----------- ------------ ------------ ----------- ------------- ----------

Balance, March 31, 2003                     1,937,566,046 $ 1,937,566    1,000,000        1,000 $ (687,311) $   3,166,653 $4,417,908
                                           ============== =========== ============ ============ =========== ============= ==========















          The accompanying notes are an integral part of the condensed consoldiated financial statements.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

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

         These condensed consolidated unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the consolidated operations, changes in permanent stockholders equity (deficit), changes in temporary equity and cash flows for the periods presented.

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

         Pursuant to an agreement executed on December 26, 2001, made effective as of October 31, 2001 and a Statutory Warranty Deed dated October 31, 2001, the Company sold to Senior Adult Lifestyle, Inc ("Senior Adult Lifestyle") an entity which may be deemed an affiliate of the Company through common corporate officers, all of the rights, title and interest in (i) the Hebron Parcel; and (ii) contracts to purchase certain parcels of real property in Watertown, New Milford, Granley and East Windsor, Connecticut. As additional consideration for the conveyance to Senior Adult Lifestyle. the Company received on February 1, 2002, 20 million shares of common stock of Genesis Capital Corporation of Nevada ("Genesis"), the parent of Senior Adult Lifestyles. These shares were based on a value of $0.10 per share, the value the stock was trading for in December 2001, for an agreed consideration of $2 million. Should the value at the earlier of (a) the time the Company sells these shares or (b) the expiration of three years from the date of the conveyance fall below $2 million, Genesis was required to issue to the Company, additional shares of Genesis Common Stock to make up the difference in value. The value of the Genesis Common Stock was $.009 ($180,000) on February 1, 2002.

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

         The Company has restated its March 31, 2002 condensed consolidated financial statements to reflect certain income and expenses not previously recognized. The Company recognized $359,760 of management compensation in the March 31, 2002 quarter, income of $804,952 from the reclassification of unrealized losses on investment securities, and an additional $5,887 in interest expense attributable to the debentures. Additionally, there were certain reclassifications of balance sheet items that did not effect stockholders' equity (deficit) at March 31, 2003. For the quarter ended December 31, 2001, the Company is also reporting $100,480 of amortization of discount on debenture conversions and $73,657 of professional fees and interest associated with the debentures. The Company recognized $34,058 of income from the sale of inventory in the quarter ended December 31, 2001.

         The Company, in accordance with SFAS 115, reflected the permanent decline in its marketable equity securities.

         The net effect on the above was to decrease the net loss for the three months ended March 31, 2002 by $426,214 from $1,106,453, as originally reported, to $680,239 as restated. The six months ended year-to-date loss was reduced by $286,135 from $1,154,108 as originally reported to $867,973 as restated.

         Moreover, the Company has reclassified its balance sheet to reflect the temporary equity account from permanent stockholders' equity (See Note
         10) for discussion.

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

         The Company recorded the sale of property to Genesis Capital Corporation under the cost recovery method. When this method is used, no profit is recognized on the sales transaction until the cost of the property sold is recovered. (See Note 1)

         Acquisition and other direct costs, interest, and other indirect costs related to acquisition and development of lots are capitalized. Capitalized costs are allocated based on the relative sales value of each lot. The capitalized costs are charged to earnings when the relative revenue is recognized.

     CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents.

         The Company maintains cash and cash equivalent balances at several financial institutions which are insured by the Federal Deposit Insurance Corporation up to $100,000.

     FIXES ASSETS

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

     ADVERTISING

         Costs of advertising are expensed as incurred. Advertising costs were $3,845 and $3,118 for the six months ended March 31, 2003 and 2002, respectively.

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

         The following is a reconciliation of the computation for basic and diluted EPS:

                                                         March 31,    Restated
                                                           2003         2002
                                                     -------------- ------------
Net Loss                                               ($1,158,588)   ($867,973)
                                                     -------------- ------------

Weighted-average common shares outstanding (Basic)       1,000,000    1,000,000

Weighted-average common stock equivalents:
     Stock options                                               -            -
     Warrants                                                    -            -

Weighted-average common shares outstanding (Diluted)     1,000,000    1,000,000


         Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive.

         There are no options and warrants outstanding to purchase stock at March 31, 2003 and 2002.

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

     LOAN ORIGINATION FEES

         Represent fees in connection with obtaining mortgages on the various properties. The loan origination fees are being amortized straight-line over a five-year period. Amortization expense for the six months ended March 31, 2003 and 2002 is $575 and $0, respectively.

     RECLASSIFICATIONS

         Certain amounts for the six months ended March 31, 2002 have been reclassified to conform with the presentation of the March 31, 2003 amounts. The reclassifications have no effect on net income for the six months ended March 31, 2002.

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

NOTE 4 - MORTGAGES RECEIVABLE AND OTHER
         ------------------------------

         Represents amounts due from individuals who purchased property from the Company. Amounts due at March 31, 2003 were $32,709.

NOTE 5 - LOANS RECEIVABLE - OFFICERS
         ---------------------------

         Amounts represent advances to and from the officers of the Company. The balance at March 31, 2003 is $-0-. This balance along with other advances that occurred in fiscal 2002, were charged to compensation expense during the fiscal quarter ended March 31, 2002.

NOTE 6 - FIXED ASSETS
         ------------

         Fixed assets consist of the following at March 31, 2003:

         Office Equipment and other                                  $20,663
         Vehicles                                                     31,509
                                                                  ----------

                                                                      52,172
         Accumulated Depreciation                                   (16,558)
                                                                    --------

                           Total                                     $35,614
                                                                     =======

     Depreciation expense was $5,570 and $1,064 for the six months ended March 31, 2003 and 2002, respectively.

NOTE 7 - MORTGAGES AND NOTES PAYABLE
         ---------------------------

     Mortgages and notes payable consist of the following at March 31, 2003:

     The Company has various mortgages and construction loans payable aggregating $2,797,533 at March 31, 2003. These amounts are payable at various times ranging through 2002 and 2003, bearing interest at various rates ranging from 7% through 14% per year. The mortgages and construction notes are secured by the land and buildings held for development by the Company.

NOTE 8 - CONVERTIBLE DEBENTURES PAYABLE
         ------------------------------

     The Company has convertible debentures outstanding at March 31, 2003 in the amount of $199,202. These debentures accrue interest at 8% per annum. These debentures mature along with the related interest at November 2003. The debentures are convertible at the investors discretion pursuant to the convertible debenture agreement.

     Additionally, the Company recognized $100,480 of amortization of the discount on the debenture conversions for the six months ended March 31, 2002.

NOTE 9 - ACQUISITIONS
         ------------

     On February 10, 2000, the Company acquired MAS XV Acquisitions Corp. for 1,500,000 shares of its common stock valued at $.19 per share or $285,000. Additionally, on April 1, 2000, the Company acquired 80% of Encore Services, Inc. for 250,000 common shares of its stock valued at $33,750. The Company restated its September 30, 2000 consolidated financial statements and expensed the entire amounts of these acquisitions because they were determined to have no value. Both companies had no assets or liabilities upon the purchase.

     On May 8, 2001, the Company merged with Connecticut Acquisition Corp. No. 1 upon the acquisition of a parcel of land in Hebron, Connecticut. This parcel of land was subsequently conveyed on October 31, 2001 to Genesis Capital Corporation of Nevada, an entity related to the Company through common officers and directors.

     DC Power merged into the Company on November 1, 2001.

NOTE 10 - CONTINGENCY/UNCERTAINTY
          -----------------------

     The Company has become aware that some or all of the changes to its capital structure were not validly adopted by the Company's board of directors, approved by the Company's shareholders, or filed with the Secretary of State of the State of Nevada as required by the laws of the State of Nevada. As a result, it appears that the Company never has been authorized to issue more than 1,000,000 shares of its common stock. All shares of the Company's common stock issued in excess of 1,000,000 shares appear to have been issued in excess of the Company's authorized amount, therefore, these shares have been reclassified to temporary equity (See Note 11).

     Additionally, the Company issued common stock above the Company's authorized amount and issued shares that at the time may not have been in compliance with the registration provisions of Section 5 of the Securities Act of 1933, as amended. The full impact of these items were unknown at this time. As a result, the Company had reclassified $3,927,047 to temporary equity as of September 30, 2001. Subsequent to September 30, 2001, the Company issued 843,265,695 shares of stock in connection with the conversion of debentures that have been classified as temporary equity. This resulted in an increase to temporary equity of $490,891 for the six months and three months ended March 31, 2002. This account acts as a reserve for capital that the Company may be required to repay.

     As per Note 15, the Company expects to reclassify certain amounts from temporary equity to permanent stockholders' equity after curing any over issuances of its common stock.

NOTE 11 - TEMPORARY EQUITY
          ----------------

     The Company has recorded on its balance sheet a temporary equity account for those securities issued that may not be in compliance with the registration provisions of Section 5 of the Securities Act of 1933, as amended and for the issuance of common stock issued above its authorized amount. All related amounts that were previously included in common stock and additional paid-in capital of the permanent stockholders' equity (deficit) section have been reclassified to temporary equity as their redemption may not be solely within the control of the issuer. Temporary equity at March 31, 2003 and 2002, were $4,417,938 and $4,417,938, respectively. Substantially all the shares issued in connection with the conversion of debentures have been reclassified as temporary equity.

NOTE 12 - STOCKHOLDERS' EQUITY (DEFICIT)
          ------------------------------

     As of March 31, 2003 and 2002, there were 1,000,000 shares authorized shares, and 1,000,000 shares issued and outstanding of the Company's common stock with a par value of $.001.

     The Company issued 843,265,695 shares of common stock for the three months ended December 31, 2001, and 0 shares were issued for the three months ended March 31, 2002. These shares are recorded in temporary equity (See
     Note 11). All of these shares were issued in excess of authorized limits.

     As of March 31, 2003 and 2002, there were 0 shares authorized and 0 shares issued and outstanding of the Company's Class A Voting common stock with a par value of $.001. (See Note 10).

     The shares of common stock issued for the six months ended March 31, 2002 relate to the debenture conversions.

NOTE 13 - INCOME TAXES
          ------------

     There was no income tax benefit recognized at March 31, 2003 and 2002.

     The net deferred tax assets in the accompanying condensed consolidated balance sheets include benefit of utilizing net operating losses of approximately $2,142,250, however due to the uncertainty of utilizing the net operating losses, an offsetting valuation allowance has been established.

NOTE 14 - LITIGATION
          ----------

     On August 2, 2002, Encore Builders, Inc., the plaintiff, filed suit against Conquistador Plaza, Inc., a subsidiary of the Company, in the Circuit Court of the Eleventh Judicial Circuit in Miami-Dade County, Florida seeking the foreclosure of a mechanic's lien with respect to the Conquistador Plaza development. The plaintiff asserts that $504,076 is due from Conquistador Plaza, Inc. and is seeking damages with interest, costs and attorneys fees. The plaintiff was bonded by Mountbatten Surety Company, Inc. and the Company intends to vigorously defend this claim.

NOTE 15 - PRIOR PERIOD ADJUSTMENT
          -----------------------

     During the three months ended March 31, 2002, the Company has recognized $359,760 of management compensation, income of $804,952 from the reclassification of unrealized losses on investment securities., and an additional $5,887 in interest expense attributable to the debentures. The net effect of all of these prior period adjustments for the quarter ended March 31, 2003 was to decrease the net loss for the three months ended March 31, 2003 $426,214 from a loss of $(1,106,453), as originally stated to ($680,239), as restated. In addition, the net effect of all of these prior period adjustments as well as the adjustments below for the six months ended March 31, 2002 was to decrease the net loss for the three months ended March 31, 2002 $286,135 from a loss of $(1,154,108), as originally stated to ($867,973), as restated.

     During the three months ended December 31, 2001, the Company has recognized $100,480 of amortization of discounts and $73,657 of fees related to the convertible debentures, and recognized an additional $34,058 of income from the gain on a sale of property.

     Accordingly, the deficit is restated as follows:

     Deficit, March 31, 2002, as previously reported          ($3,172,910)
     Prior Period Adjustment, September 30, 2001               (1,830,731)
     Prior Period Adjustment, December 31, 2001                  (140,079)
     Prior Period Adjustment, March 31, 2002                       426,214
                                                              ------------

     Deficit, March 31, 2002, as restated                     ($4,717,506)
                                                              ============

     Accordingly, related stockholders' equity (deficit) accounts and temporary equity accounts were adjusted to account for this recognition (See Notes 10, 11 and 12).

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

RESULTS OF OPERATIONS

         The following is a discussion of the consolidated financial condition and results of operations of the Company for the three and six months ended March 31, 2003 and 2002, which should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included elsewhere in this report. Please note this discussion of the Company's results of operations includes restated financial information for the period ending March 31, 2002.

         For the three and six months ended March 31, 2003, the Company incurred net loss of $148,607 and $1,158,588, respectively, compared to net loss of $680,239 and $867,973 for the comparable 2002 periods. The net loss in 2003 is primarily attributable to increased legal and accounting fees attributable to compliance with securities regulations and Conquistador Plaza's litigation with Encore Builders in addition to interest expenses on projects that were to be constructed by Encore Builders.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND MARCH 31,
2002

REVENUES

         Total revenues remained unchanged at $21,451 for the three months ended March 31, 2003, as compared to $21,451 for the three months ended March 31, 2002. The primary source of revenues for both quarterly periods was rent related to the Barcelona Apartments.

OPERATING EXPENSES

     Management Fees

         Management fees for the three months ended March 31, 2003 totaled $0 compared to $13,091 for the three months ended March 31, 2002. This decrease in management fees is due to the cancellation of a management agreement and the Company's determination to pay compensation to its officers instead of management fees.

     Professional Fees and Compensation Expenses

         Professional fees and compensation expenses for the three months ended March 31, 2003 totaled $125,920 compared to $434,745 for the three months ended March 31, 2002. This 71% decrease was primarily related to the reclassification in the prior year of a loan made to the Company's officer.

     Advertising

         Advertising expenses for the three months ended March 31, 2003 totaled $3,845 compared to $1,906 for the three months ended March 31, 2002. This 102% increase in advertising expenses is primarily due to the Company's advertisements relating to the sale of the Eagle Trace subdivision.

     Real Estate Taxes and Property Maintenance

         Real estate taxes and property maintenance expenses for the three months ended March 31, 2003 totaled $4,899 compared to $2,327 for the three months ended March 31, 2002. This 111% increase was primarily due to an increase in real estate tax assessments.



DEPRECIATION AND AMORTIZATION

         Depreciation and amortization for the three months ended March 31, 2003, totaled $3,360 as compared to $532 for the three months ended March 31, 2002.

OTHER INCOME (EXPENSE)

         Other income (expense) for the quarterly period ended March 31, 2002, was an expense of $229,434, which decreased to an expense of $4,992 for the quarterly period ended March 31, 2003. This decrease was primarily the result of amortization of discount on debenture conversions and unrealized losses on investments during the 2002 fiscal year.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002

REVENUES

         Total revenues increased from $133,664 for the six months ended March 31, 2002 to $3,542,902 for the three months ended March 31, 2003. The primary source of revenues for the sixth months ended March 31, 2003 was the sale of the Conquistador Plaza property and for the sixth months ended March 31, 2003 was sales of smaller pieces of real property and various rental income.

OPERATING EXPENSES

     Management Fees

         Management fees for the six months ended March 31, 2003 totaled $0 compared to $26,181 for the six months ended March 31, 2002. This decrease in management fees was primarily due to the Company's determination to eliminate management fees and instead pay its officers compensation.

     Professional Fees and Compensation Expenses

         Professional fees and compensation expenses for the six months ended March 31, 2003 totaled $286,775 compared to $552,088 for the six months ended March 31, 2002. This 48% decrease was primarily related to the fact that in 2002 the Company determined to reclassify a loan previously made to the Company's officer as compensation.

     Travel and Automobile Expenses

         Travel and automobile expenses for the six months ended March 31, 2003 totaled $21,507 compared to $11,409 for the six months ended March 31, 2002. This 89% increase in travel and automobile expenses was primarily due to the fact that the Company's officers' travel to and from Vero Beach and Eagle Trace had increased.

     Telephone and Utilities

         Telephone and utilities expenses for the six months ended March 31, 2003 totaled $3,412 compared to $5,935 for the six months ended March 31, 2002. This 43% decrease was primarily related to the Company's lease of smaller principal executive offices.

     Real Estate Taxes and Property Maintenance

         Real estate taxes and property maintenance expenses for the six months ended March 31, 2003 totaled $8,062 compared to $5,399 for the six months ended March 31, 2002. This 49% increase is primarily due tothe fact that tax assessments increased in 2003.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization for the six months ended March 31, 2003, totaled $6,145 as compared to $1,064 for the six months ended March 31, 2002.

OTHER INCOME (EXPENSE)

         Other income (expense) for the six months ended March 31, 2002, was an expense of $334,836, which decreased to an expense of $9,573 for the six months ended March 31, 2003. This decrease was primarily the result of amortization of discount of debenture conversions during the Company's 2002 fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

         To date, the Company has financed its operations primarily through mortgage debt and the sale of NRES Common Stock issued through converting the NRES Debentures. At March 31, 2003, the Company had $67,051 in cash and cash equivalents, an increase of $51,338 from March 31, 2002. This increase in cash and cash equivalents is attributable to the net effect of the change in mortgage payments versus the changes in real estate holdings. The Company decreased its real estate holdings by a net amount of $4,014,277 in the six month period ended March 31, 2003, compared to real estate acquisitions of $1,779,718 in the comparable 2002 period, as the Company continued at a diminished rate its business plan to develop, construct and own multifamily housing.

         Net cash provided by investing activities was $249,851 for the six months ended March 31, 2003, as compared to $186,766 used in the six months ended March 31, 2003. Net cash used in financing activities was $2,971,060 for the six months ended March 31, 2003, as compared to $1,998,139 provided by financing activities during the six months ended March 31, 2003. This decrease in net cash provided by financing activities is attributable to payments of debt related to the sale of properties.

         The Company had stockholders' equity of $1,000 at March 31, 2003. The Company's determination that it has issued shares in excess of its authorized amount resulted in the Company's determination that all shares issued in excess of 1 million would be reclassified as temporary equity. The Company believes that when considered together with anticipated income from the sale of real property, it has sufficient cash resources to maintain operations for a period of at least twelve months. The Company's cash requirements will largely depend upon the availability of real estate acquisition opportunities and the costs to continue funding its real estate development projects. There can be no assurance that funds required by the Company for these purposes, or to meet its operating requirements, will be available or, if they are, that they will be available on acceptable terms and at such times as the Company requires. See "Outlook", below for a discussion on possible limits on the Company's ability to raise capital.

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

                                     PART II
                                     -------
                                OTHER INFORMATION
                                -----------------

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

         In the ordinary course of business, the Company and its subsidiaries are involved in legal proceedings incidental to their operations. The Company and its subsidiaries are not currently involved in any legal proceedings that management believes would have a material adverse effect on the operations or financial condition of the Company and its subsidiaries taken as a whole. See, however, the discussion under Item 2, "Management's Discussion and Analysis or Plan of Operation - Operating History" with respect to the foreclosure proceedings on the Company's Conquistador Plaza project.

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

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

    Exhibit
    Number                                              Description
    -------                                             -----------
     3.1*      Articles of Incorporation of the Company, as amended.
     3.2***    Certificate of Amendment to Articles of Incorporation of the Company
     3.4*      Bylaws of the Company.
     4.1**     8% Series SPB Senior Subordinated Convertible Redeemable Debentures due November 3, 2002
     4.2**     8% Series SPC Senior Subordinated Convertible Redeemable Debentures due April 12, 2003
     4.3**     8% Series SPD Senior Subordinated Convertible Redeemable Debentures due October 17, 2003
    10.1**     Securities Subscription Agreement dated as of October 10, 2000 by and between 2217 Acquisition Inc. and Louvre
               Investors LLC, Yellow Stream Company LLC and Carlsbad LLC.
    10.2**     Assignment and Assumption Agreement dated as of November 3, 2000 by and between 2217 Acquisition Inc. and National
               Residential Properties, Inc.
    10.3**     Securities Subscription Agreement dated as of April 12, 2001 by and between Connecticut Acquisition Corp. No. 1 and
               Louvre Investors LLC, Yellow Stream Company LLC and Carlsbad Capital LLC.
    10.4**     Assignment and Assumption Agreement dated as of April 19, 2001 by and between Connecticut Acquisition Corp. 1 and
               National Residential Properties, Inc.
    10.5**     Securities Subscription Agreement dated as of October 17, 2001 by and between DC Power Products Acquisition Corp.
               and Equity Planners LLC, Sea Lion Investors LLC and Myrtle Holdings LLC.
    10.6**     Assignment and Assumption Agreement dated as of November 5, 2001 by and between DC Power Acquisition Corp. and
               National Residential Properties, Inc.
    31.1       Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)
    31.2       Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)
    32.1       Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350

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