Form 10QSB
period 2003-06-30
NATIONAL RESIDENTIAL PROPERTIES NV INC
filed 2004-01-08
CIK 1096840

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

                                     0-27159

                            (COMMISSION FILE NUMBER)

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

                      NATIONAL RESIDENTIAL PROPERTIES, INC.
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                                TABLE OF CONTENTS





PART I   FINANCIAL INFORMATION.................................................3

  ITEM 1.  Financial Statements................................................3

  ITEM 2.  Management's Discussion and Analysis or Plan of Operation..........22

  RISK FACTORS................................................................35

  ITEM 3.  Controls and Procedures............................................37

PART II   OTHER INFORMATION...................................................39

  ITEM 1.  Legal Proceedings..................................................39

  ITEM 2.  Changes In Securities..............................................39

  ITEM 3.  Defaults Upon Senior Securities....................................40

  ITEM 4.  Submission of Matters to a Vote of Security Holders................40

  ITEM 5.  Other Information..................................................40

  ITEM 6.  Exhibits and Reports on Form 8-K...................................40

SIGNATURES....................................................................42




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

                                     PART I
                                     ------
                              FINANCIAL INFORMATION
                              ---------------------


ITEM 1.  FINANCIAL STATEMENTS

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2003
                                   (UNAUDITED)


                                     ASSETS


 ------------------------------------------------------------------------------
                                                              JUNE 30, 2003
                                                               (UNAUDITED)
 ------------------------------------------------------------------------------

   Cash and cash equivalents                               $         98,847
   Inventory - Real Estate Holdings                               5,173,150
   Escrow receivable                                                462,741
   Fixed assets, net of depreciation                                 32,829
   Loan receivable - others                                          66,604
   Mortgage receivable and other                                     34,079
   Investment securities                                              2,523
   Deposits                                                           6,725
   Loan origination fees, net of amortization                        84,092
                                                           ----------------

 TOTAL ASSETS                                              $      5,961,590
                                                           ================

 ------------------------------------------------------------------------------



















          The accompanying notes are an integral part of the condensed consolidated financial statements.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                  JUNE 30, 2003
                                   (UNAUDITED)



        LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY (DEFICIT)
        ----------------------------------------------------------------

 ----------------------------------------------------------------------------
                                                          JUNE 30, 2003
                                                           (UNAUDITED)
 ----------------------------------------------------------------------------
 ----------------------------------------------------------------------------

 LIABILITIES
     Accounts payable and accrued expenses                $        84,712
     Convertible debentures payable                               199,202
     Notes and mortgages payable                                3,234,533
                                                          ----------------

           TOTAL LIABILITIES                                    3,518,447
                                                          ----------------

 TEMPORARY EQUITY                                               4,417,938
                                                          ----------------

 STOCKHOLDERS' EQUITY (DEFICIT)
     Common Stock, $.001 Par Value;  1,000,000 shares
        authorized and 1,000,000 shares issued and
        outstanding                                                 1,000
     Common Stock Class A Voting, $.001 Par Value; 0
        shares authorized and 0 shares issued and
        outstanding                                                     -
     Additional Paid-in Capital                                 3,606,580
     Deficit                                                   (5,582,375)
                                                          ----------------

           TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                (1,974,795)
                                                          ----------------

 TOTAL LIABILITIES, TEMPORARY EQUITY AND
 STOCKHOLDERS' EQUITY (DEFICIT)                           $     5,961,590
                                                          ================

 ----------------------------------------------------------------------------









          The accompanying notes are an integral part of the condensed consolidated financial statements.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE NINE AND THREE MONTHS ENDED JUNE 30, 2003 AND 2001
                                   (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------
                                                              NINE MONTHS ENDED               THREE MONTHS ENDED
                                                       JUNE 30, 2003    JUNE 30, 2002    JUNE 30, 2003   JUNE 30, 2002
------------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES
   Revenue                                             $   3,564,353   $     155,116     $      21,451   $     21,452
   Cost of sales                                          (4,345,639)        (40,963)                -              -
                                                       --------------  --------------    --------------  -------------
GROSS PROFIT                                                (781,286)        114,153            21,451         21,452
                                                       --------------  --------------    --------------  -------------

OPERATING EXPENSES
   Management fees                                                  -         39,271                 -         13,090
   Professional fees and compensation expenses               482,558         697,808           195,783        145,720
   Advertising                                                 3,845           3,258                -             140
   Travel and automobile expenses                             41,803          18,650            20,296          7,241
   Telephone and utilities                                     7,326           7,679             3,914          1,744
   Real estate taxes and property maintenance                 14,094           9,327             6,032          3,928
   Office expenses                                            15,430          18,788             5,936          6,207
   Miscellaneous                                              12,590           9,810             5,552          1,747
   Depreciation and amortization                              12,444           1,596             6,299            532
                                                       --------------  --------------    --------------  -------------
       TOTAL OPERATING EXPENSES                              590,090         806,187           243,812        180,349
                                                       --------------  --------------    --------------  -------------


LOSS BEFORE OTHER INCOME (EXPENSE)                        (1,371,376)       (692,034)         (222,361)      (158,897)

OTHER INCOME (EXPENSE)
   Unrealized loss on investment securities                         -       (224,547)                -              -
   Amortization of discount on debenture conversions                -       (100,480)                -              -
   Interest expense                                          (14,566)        (16,760)           (4,958)        (5,951)
   Interest income                                               613           2,250               578          1,250
                                                       --------------  --------------    --------------  -------------
       TOTAL OTHER INCOME (EXPENSE)                          (13,953)       (339,537)           (4,380)        (4,701)
                                                       --------------  --------------    --------------  -------------

NET LOSS BEFORE PROVISION FOR
   INCOME TAXES                                        $  (1,385,329)  $  (1,031,571)    $    (226,741)  $   (163,598)
                                                       ==============  ==============    ==============  =============

PROVISION FOR INCOME TAXES                                         -               -                 -              -
                                                       --------------  --------------    --------------  -------------

NET LOSS APPLICABLE TO COMMON SHARES                   $  (1,385,329)  $  (1,031,571)    $    (226,741)  $   (163,598)
                                                       ==============  ==============    ==============  =============

NET LOSS PER BASIC AND DILUTED SHARES                  $     (1.3853)  $     (1.0316)    $     (0.2267)  $   (0.1636)
                                                       ==============  ==============    ==============  =============
WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                                      1,000,000       1,000,000         1,000,000      1,000,000
                                                       ==============  ==============    ==============  =============

------------------------------------------------------------------------------------------------------------------------

          The accompanying notes are an integral part of the condensed consolidated financial statements.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 2003 AND 2001
                                   (UNAUDITED)

----------------------------------------------------------------------------------------
                                                               2003           2002
----------------------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES
   Net loss                                                $ (1,385,329)  $ (1,031,571)
                                                           -------------  -------------
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
PROVIDED BY (USED IN) OPERATING EXPENSES:
   Amortization of discount on convertible debentures                 -        100,480
   Depreciation and amortization                                 12,444          1,596
   Unrealized loss on investment securities                           -        224,547
       Management compensation                                        -        359,760

CHANGES IN ASSETS AND LIABILITIES
   (Increase) decrease in inventory - real estate holdings    3,750,488     (2,024,516)
   (Increase) in escrow receivable                             (462,741)             -
   Decrease in prepaid expenses and other assets                      -         68,765
   Increase in accounts payable and
   and accrued expenses                                           3,005         52,605
                                                           -------------  -------------
       Total adjustments                                      3,303,196     (1,216,763)
                                                           -------------  -------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           1,917,867     (2,248,334)
                                                           -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Loans to officers - net                                            -       (145,663)
   Loans to / from others                                       246,174              -
   (Increase) decrease in mortgage receivables                   40,931        (46,108)

       NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES      287,105       (191,771)
                                                           -------------  -------------

----------------------------------------------------------------------------------------

          The accompanying notes are an integral part of the condensed consolidated financial statements.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2001
                                   (UNAUDITED)

--------------------------------------------------------------------------------------------
                                                                   2003           2002
--------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITES
   Proceeds from debentures and common stock issuances - net   $          -   $    460,000
                                                               -------------  -------------
   Loans to others                                                        -        434,945
   Loan origination fees                                            (88,181)             -
   Net change in temporary equity                                         -        155,956
   Net change  in notes and mortgages payable                    (2,499,553)     1,347,694
                                                               -------------  -------------
       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       (2,587,734)     2,398,595
                                                               -------------  -------------

NET DECREASE IN
   CASH AND CASH EQUIVALENTS                                       (382,762)       (41,510)


CASH AND CASH EQUIVALENTS -
   BEGINNING OF PERIOD                                              481,609         80,764
                                                               -------------  -------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                      $     98,847   $     39,254
                                                               =============  =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

CASH PAID DURING THE YEAR FOR:
   Interest expense                                            $      2,626   $          -
                                                               =============  =============
SUPPLEMENTAL DISCLOSURE OF NONCASH
   ACTIVITIES:

   ISSUANCE OF COMMON STOCK FOR:

       Convertible debenture conversions                       $          -   $    160,798
                                                               =============  =============

       Accounts payable and accrued expenses - professional
       fees associated with debentures                         $          -   $     73,657
                                                               =============  =============

       Amortization of discount on convertible debentures      $          -   $    100,480
                                                               =============  =============
OTHER:

       Mortgage debt assumed                                   $          -   $    315,000
                                                               =============  =============
       Investments received                                    $          -   $    227,070
                                                               =============  =============

          The accompanying notes are an integral part of the condensed consolidated financial statements.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)
                     FOR THE NINE MONTHS ENDED JUNE 30, 2003


------------------------------------------------------------------------------------------------------------------------------------
                                                                              CLASS A         ADDITIONAL
                                                    COMMON STOCK            COMMON STOCK       PAID-IN    ACCUMULATED
                                               SHARES         AMOUNT      SHARES     AMOUNT    CAPITAL      DEFICIT      TOTALS

September 30, 2001, as previously reported  1,095,300,351  $ 1,095,299   1,000,000  $ 1,000  $ 4,607,597  $(2,018,802) $ 3,685,094

Reclassification of shares to temporary equity
       -See Note 10                        (1,094,300,351)  (1,094,299) (1,000,000)  (1,000)  (1,001,017)           -   (2,096,316)

Prior period adjustment, Note 15                        -            -           -        -            -   (1,830,731)  (1,830,731)
                                           --------------- ------------ ----------- -------- ------------ ------------ ------------

September 30, 2001, as restated                 1,000,000        1,000           -        -    3,606,580   (3,849,533)    (241,953)

Net loss, as previously reported                        -            -           -        -            -      (47,655)     (47,655)

Prior period adjustment, Note 15                        -            -           -        -            -     (140,079)    (140,079)
                                           --------------- ------------ ----------- -------- ------------ ------------ ------------

December 31, 2001, as restated                  1,000,000        1,000           -        -    3,606,580   (4,037,267)    (429,687)

Net loss, as previously reported                        -            -           -        -            -   (1,106,453)  (1,106,453)

Prior period adjustment, Note 15                        -            -           -        -            -      426,214      426,214
                                           --------------- ------------ ----------- -------- ------------ ------------ ------------

March 31, 2002, as restated                     1,000,000        1,000           -        -    3,606,580   (4,717,506)  (1,109,926)

Net loss                                                -            -           -        -            -     (163,598)    (163,598)
                                           --------------- ------------ ----------- -------- ------------ ------------ ------------

June 30, 2002                                   1,000,000  $     1,000           -  $     -  $ 3,606,580  $(4,881,104) $(1,273,524)
                                           =============== ============ =========== ======== ============ ============ ============

September 30, 2002                              1,000,000  $     1,000           -  $     -  $ 3,606,580  $(4,197,046) $  (589,466)

Net loss                                                -            -           -        -            -   (1,385,329)  (1,385,329)
                                           --------------- ------------ ----------- -------- ------------ ------------ ------------

June 30, 2003                                   1,000,000  $     1,000           -  $     -  $ 3,606,580  $(5,582,375) $(1,974,795)
                                           =============== ============ =========== ======== ============ ============ ============

------------------------------------------------------------------------------------------------------------------------------------





          The accompanying notes are an integral part of the condensed consolidated financial statements.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
              STATEMENT OF CHANGES IN TEMPORARY EQUITY (UNAUDITED)
                     FOR THE NINE MONTHS ENDED JUNE 30, 2003


---------------------------------------------------------------------------------------------------------------------------------
                                                                            CLASS A        ADDITIONAL
                                                 COMMON STOCK             COMMON STOCK      PAID-IN   ACCUMULATED
                                             SHARES        AMOUNT       SHARES     AMOUNT   CAPITAL     DEFICIT      TOTALS
                                          -------------- ------------ ----------- -------- ---------- ------------ ------------
Balance, September 30, 2001, as previously
reported                                              -  $         -           -  $     -  $       -  $         -  $         -
                                          -------------- ------------ ----------- -------- ---------- ------------ ------------
Reclassification of shares to temporary equity
-See Note 10                              1,094,300,351    1,094,299   1,000,000    1,000          -    1,001,017    2,096,316

Prior period adjustment, Note 15                      -            -           -        -          -    1,830,731    1,830,731
                                          -------------- ------------ ----------- -------- ---------- ------------ ------------

Balance, September 30, 2001, as restated  1,094,300,351    1,094,299   1,000,000    1,000          -    2,831,748    3,927,047

Common stock issued for debt

conversion, interest expense and

discount on convertible debentures

for quarter ended December 31, 2001         843,265,695      843,267           -        -   (687,311)     334,935      490,891
                                          -------------- ------------ ----------- -------- ---------- ------------ ------------

Balance, June 30, 2002                    1,937,566,046  $ 1,937,566   1,000,000  $ 1,000  $(687,311) $ 3,166,683  $ 4,417,938
                                          ============== ============ =========== ======== ========== ============ ============

Balance, September 30, 2002               1,937,566,046  $ 1,937,566   1,000,000  $ 1,000  $(687,311) $ 3,166,653  $ 4,417,908

No activity                                           -            -           -        -          -            -            -
                                          -------------- ------------ ----------- -------- ---------- ------------ ------------

Balance, June 30, 2003                    1,937,566,046  $ 1,937,566   1,000,000  $ 1,000  $(687,311) $ 3,166,653  $ 4,417,908
                                          ============== ============ =========== ======== ========== ============ ============

---------------------------------------------------------------------------------------------------------------------------------



          The accompanying notes are an integral part of the condensed consolidated financial statements.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

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

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

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

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

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

         The Company has restated its March 31, 2002 condensed consolidated financial statements to reflect certain income and expenses not previously recognized. The Company recognized $372,851 of management compensation in the March 31, 2002 quarter, income of $804,952 from the reclassification of unrealized losses on investment securities, and an additional $5,887 in interest expense attributable to the debentures. Additionally, there were certain reclassifications of balance sheet items that did not effect stockholders' equity (deficit) at March 31, 2003. For the quarter ended December 31, 2001, the Company is also reporting $100,480 of amortization of discount on debenture conversions and $73,657 of professional fees and interest associated with the debentures. The Company recognized $34,058 of income from the sale of inventory in the quarter ended December 31, 2001. The Company has not restated a June 30, 2002 condensed consolidated financial statement.

         The Company, in accordance with SFAS 115, reflected the permanent decline in its marketable equity securities.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

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

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

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

                  FIXES ASSETS
                  ------------

         Fixed assets are stated at cost. Depreciation is computed primarily using the straight-line method over the estimated useful life of the assets.

         Equipment and other                            3 to 5 Years
         Vehicles                                            5 Years

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

                  ADVERTISING
                  -----------

         Costs of advertising are expensed as incurred. Advertising costs were $3,845 and $3,258 for the nine months ended June 30, 2003 and 2002, respectively.

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

         The following is a reconciliation of the computation for basic and diluted EPS:

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

                                                      June 30,      June 30,
                                                        2003          2002
                                                  -------------- --------------

Net Loss                                           $ (1,385,329)  $ (1,031,571)
                                                  -------------- --------------

Weighted-average common shares outstanding (Basic)    1,000,000      1,000,000

Weighted-average common stock equivalents:
 Stock options                                                -              -
 Warrants                                                     -              -

Weighted-average common shares outstanding (Diluted)  1,000,000      1,000,000


         Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive.

         There are no options and warrants outstanding to purchase stock at June 30, 2003 and 2002.

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

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

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

                  LOAN ORIGINATION FEES
                  ---------------------

         Represent fees in connection with obtaining mortgages on the various properties. The loan origination fees are being amortized straight-line over a five-year period. Amortization expense for the nine months ended June 30, 2003 and 2002 is $4,089 and $0, respectively.

                  RECLASSIFICATIONS
                  -----------------

         Certain amounts for the nine months ended June 30, 2002 have been reclassified to conform with the presentation of the June 30, 2003 amounts. The reclassifications have no effect on net income for the nine months ended June 30, 2002.

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

NOTE 4 - MORTGAGES RECEIVABLE AND OTHER
         ------------------------------

         Represents amounts due from individuals who purchased property from the Company. Amounts due at June 30, 2003 were $34,079.

NOTE 5 - LOANS RECEIVABLE - OFFICERS
         ---------------------------

         Amounts represent advances to and from the officers of the Company. The balance at June 30, 2003 is $-0-. This balance along with other advances that occurred in fiscal 2002, were charged to compensation expense during the fiscal quarter ended March 31, 2002.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

NOTE 6 - FIXED ASSETS
         ------------

         Fixed assets consist of the following at June 30, 2003:


         Office Equipment and other    $    20,663
         Vehicles                           31,509
                                            ------
         Subtotal                           52,172
         Accumulated Depreciation          (19,343)
                                       ------------
                             Total     $    32,829
                                       ============

         Depreciation expense was $8,355 and $1,596 for the nine months ended June 30, 2003 and 2002, respectively.

NOTE 7 - MORTGAGES AND NOTES PAYABLE
         ---------------------------

         Mortgages and notes payable consist of the following at June 30, 2003:

         The Company has various mortgages and construction loans payable aggregating $3,234,533 at March 31, 2003. These amounts are payable at various times ranging through 2003 and 2004, bearing interest at various rates ranging from 7% through 14% per year. The mortgages and construction notes are secured by the land and buildings held for development by the Company.

NOTE 8 - CONVERTIBLE DEBENTURES PAYABLE
         ------------------------------

         The Company has convertible debentures outstanding at June 30, 2003 in the amount of $199,202. These debentures accrue interest at 8% per annum. These debentures mature along with the related interest at November 2003. The debentures are convertible at the investors discretion pursuant to the convertible debenture agreement.

         Additionally, the Company recognized $100,480 of amortization of the discount on the debenture conversions for the nine months ended June 30, 2002.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

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

         Additionally, the Company issued common stock above the Company's authorized amount and issued shares that at the time may not have been in compliance with the registration provisions of Section 5 of the Securities Act of 1933, as amended. The full impact of these items were unknown at this time. As a result, the Company had reclassified $3,927,047 to temporary equity as of September 30, 2001. Subsequent to September 30, 2001, the Company issued 843,265,695 shares of stock in connection with the conversion of debentures that have been classified as temporary equity. This resulted in an increase to temporary equity of $490,891 for the nine months ended June 30, 2002. This account acts as a reserve for capital that the Company may be required to repay.

         As per Note 15, the Company expects to reclassify certain amounts from temporary equity to permanent stockholders' equity after curing any over issuances of its common stock.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES

                             JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

NOTE 11 - TEMPORARY EQUITY
          ----------------

         The Company has recorded on its balance sheet a temporary equity account for those securities issued that may not be in compliance with the registration provisions of Section 5 of the Securities Act of 1933, as amended and for the issuance of common stock issued above its authorized amount. All related amounts that were previously included in common stock and additional paid-in capital of the permanent stockholders' equity (deficit) section have been reclassified to temporary equity as their redemption may not be solely within the control of the issuer. Temporary equity at June 30, 2003 and 2002, were $4,417,938 and $4,417,938, respectively. Substantially all the shares issued in connection with the conversion of debentures have been reclassified as temporary equity.

NOTE 12 - STOCKHOLDERS' EQUITY (DEFICIT)
          ------------------------------

         As of June 30, 2003 and 2002, there were 1,000,000 shares authorized shares, and 1,000,000 shares issued and outstanding of the Company's common stock with a par value of $.001.

         The Company issued 843,265,695 shares of common stock for the three months ended December 31, 2001, and there have been no issuances of common stock since this time period. These shares are recorded in temporary equity (See Note 11). All of these shares were issued in excess of authorized limits.

         As of June 30, 2003 and 2002, there were 0 shares authorized and 0 shares issued and outstanding of the Company's Class A Voting common stock with a par value of $.001. (See Note 10).

         The shares of common stock issued for the nine months ended June 30, 2002 relate to the debenture conversions.

NOTE 13 - INCOME TAXES
          ------------

         There was no income tax benefit recognized at June 30, 2003 and 2002.

         The net deferred tax assets in the accompanying condensed consolidated balance sheet include benefit of utilizing net operating losses of approximately $2,212,418 (at June 30, 2003), however due to the uncertainty of utilizing the net operating losses, an offsetting valuation allowance has been established.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

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

NOTE 15 - PRIOR PERIOD ADJUSTMENT
          -----------------------

         During the three months ended March 31, 2002, the Company has recognized $372,851 of management compensation, income of $804,952 from the reclassification of unrealized losses on investment securities., and an additional $5,887 in interest expense attributable to the debentures. The net effect of all of these prior period adjustments for the quarter ended March 31, 2002 was to decrease the net loss for the three months ended March 31, 2002 $426,214 from a loss of $(1,106,453), as originally stated to ($680,239), as restated. In addition, the net effect of all of these prior period adjustments as well as the adjustments below for the six months ended March 31, 2002 was to decrease the net loss for the three months ended March 31, 2002 $286,135 from a loss of $(1,154,108), as originally stated to ($867,973), as restated.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

NOTE 15 - PRIOR PERIOD ADJUSTMENT (CONTINUED)
          -----------------------------------

         During the three months ended December 31, 2001, the Company has recognized $100,480 of amortization of discounts and $73,657 of fees related to the convertible debentures, and recognized an additional $34,058 of income from the gain on a sale of property.

         Accordingly, the deficit is restated as follows:

         Deficit, March 31, 2002, as previously reported     ($3,172,910)
         Prior Period Adjustment, September 30, 2001          (1,830,731)
         Prior Period Adjustment, December 31, 2001             (140,079)
         Prior Period Adjustment, March 31, 2002                 426,214
                                                             ------------

         Deficit, March 31, 2002, as restated                ($4,717,506)
                                                             ------------

         There were no restatements for the three months ended June 30, 2002.

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

RESULTS OF OPERATIONS

         The following is a discussion of the consolidated financial condition and results of operations of the Company for the three and nine months ended June 30, 2003 and 2002, which should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included elsewhere in this report.

         For the three and nine months ended June 30, 2003, the Company incurred net losses of $226,741 and $1,385,329, respectively, compared to net losses of $163,598 and $1,031,571 for the comparable 2002 periods. The net loss in 2002 is primarily attributable to the Company's sale of the Conquistador Plaza Apartments at a loss and the payment of interest and legal fees.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002

REVENUES

         Total revenues remained unchanged at $21,451 for the three months ended June 30, 2003, as compared to $21,452 for the three months ended June 30, 2002. The primary source of revenues for both quarterly periods was rent generated from the Barcelona Apartments.

OPERATING EXPENSES

     Management Fees

         Management fees totaled $0 and $13,090 for the quarterly periods ended June 30, 2003 and June 30, 2002, respectively. This decrease in management fees was primarily due to the Company's determination to eliminate management feeexpenses in favor of paying its officers compensation.

     Advertising

         Advertising expenses totaled $0 for the three months ended June 30, 2003, as compared to $140 for the three months ended June 30, 2002. This decrease in advertising expenses was attributable to the Company had already executed agreements for the sale of the properties it held.

     Travel and Automobile Expenses

         Travel and automobile expenses for the three months ended June 30, 2003, were $20,296 as compared to $7,241 for the three months ended June 30, 2002. This 180% increase is primarily due to the fact that meetings relating to the Company's business and financing opportunities were more regional in nature and required less air travel..

     Telephone and Utilities

         Telephone and utilities increased from $1,744 for the quarterly period ended June 30, 2002, to $3,914 for the quarterly period ended June 30, 2003. This 124% increase is primarily due to additional communications expenditures related to increased business activity.

     Miscellaneous Expenses

         Miscellaneous expenses increased from $1,747 for the quarterly period ended June 30, 2002, to $5,552 for the quarterly period ended June 30, 2003. This 218% increase was the result of sales related activity and expenses.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002

REVENUES

         Total revenues for the nine months ended June 30, 2003, increased to $3,564,353 for the nine months ended June 30, 2003, as compared to $155,116 for the nine months ended June 30, 2002. The primary sources of revenues for the nine months ended June 30, 2003, were the sale of the Conquistador Plaza Apartments.

OPERATING EXPENSES

     Management Fees

         Management fees for the nine months ended June 30, 2002, totaled $39,271 as compared to $0 for the nine months ended June 30, 2003. This decrease in management fees is primarily related to the Company's determination to eliminate management fees and pay its officers compensation.

     Professional Fees and Compensation Expenses

         Professional fees and compensation expenses totaled $697,808 and $482,558 for the nine months ended June 30, 2002 and June 30, 2003, respectively. This 31% decrease in professional fees and compensation expenses is primarily due to the Company's determination during its 2002 fiscal year to forgive certain loans to its officers and treat the expense as compensation.

     Travel and Automobile Expenses

         Travel and automobile expenses increased from $18,650 for the nine months ended June 30, 2002, to $41,803 for the nine months ended June 30, 2003. This 124% increase is primarily due increased travel by the Company's officers to Vero Beach in anticipation of a sale of the Eagle Trace property.

     Real Estate Taxes and Property Maintenance

         Real estate taxes and property maintenance expenses totaled $14,094 for the nine months ended June 30, 2003, as compared to $9,327 for the nine months ended June 30, 2002. This 51% increase in real estate taxes and property maintenance expenses is attributable to the Company's holding real estate for over one year.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization for the nine months ended June 30, 2003, totaled $12,444 as compared to $1,596 for the nine months ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

         To date, the Company has financed its operations primarily through mortgage debt and the sale of NRES Common Stock issued through converting the NRES Debentures. At June 30, 2003, the Company had $98,847 in cash and cash equivalents, an increase of $59,593 from June 30, 2002. This increase in cash and cash equivalents is attributable to the sale and mortgaging of the Company's properties. The Company decreased its real estate holdings $3,750,488 in the nine month period ended June 30, 2003, compared to real estate acquisitions of $2,024,516 in the comparable 2002 period, as the Company continued at a diminished rate its business plan to develop, construct and own multifamily housing.

         Net cash provided by investing activities was $287,105 for the nine months ended June 30, 2003, as compared to $191,771 used in the nine months ended June 30, 2002. Net cash used in financing activities was $2,587,734 for the nine months ended June 30, 2003, as compared to $2,398,595 provided by financing activities during the nine months ended June 30, 2003. This decrease in net cash provided by financing activities is attributable to the fact that the Company did not receive proceeds from the sale of debentures.

         The Company had stockholders' equity of $1,000 at June 30, 2003. The Company's determination that it has issued shares in excess of its authorized amount resulted in the Company's determination that all shares issued in excess of 1 million would be reclassified as temporary equity. The Company believes that when considered together with anticipated income from the sale of real property, it has sufficient cash resources to maintain operations for a period of at least twelve months. The Company's cash requirements will largely depend upon the availability of real estate acquisition opportunities and the costs to continue funding its real estate development projects. There can be no assurance that funds required by the Company for these purposes, or to meet its operating requirements, will be available or, if they are, that they will be available on acceptable terms and at such times as the Company requires. See "Outlook", below for a discussion on possible limits on the Company's ability to raise capital.

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

         Section 5 of the Securities Act of 1933, as amended (the "SECURITIES ACT") prohibits the public sale of securities absent an effective registration statement being filed with the SEC, unless an exemption from registration applies. On April 12, 2001, Connecticut Acquisition issued the Connecticut Acquisition Debentures and on October 17, 2001, DC Power issued the DC Power Debentures. The Connecticut Acquisition Debentures were exchanged for the NRES Connecticut Debentures and the DC Power Debentures were exchanged for the NRES DC Power Debentures. Together, the NRES Connecticut Debentures and the NRES DC Power Debentures are referred to as the "NRES DEBENTURES." The shares of NRES Common Stock underlying the converted portion of the NRES Debentures were sold by the holders of the NRES Debentures. These two series of transactions were performed in a manner thought to be exempt from the registration requirements of
Section 5 of the Securities Act. However, the requirements of the exemptions relied on do not appear to have been satisfied. The Company is thereby exposed to possible litigation under Section 12(a)(1) of the Securities Act. Section 13 of the Securities Act provides that no action shall be maintained for offering or selling securities in violation of Section 5 unless that action is brought within one year of the date of the violation. If actions by the holders of NRES Common Stock received upon conversion of the NRES Debentures are barred by this statute of limitations, the Company expects to reclassify certain amounts from temporary equity to permanent stockholder equity (after curing any overissuances).

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

         In the ordinary course of business, the Company and its subsidiaries are involved in legal proceedings incidental to their operations. The Company and its subsidiaries are not currently involved in any legal proceedings that management believes would have a material adverse effect on the operations or financial condition of the Company and its subsidiaries taken as a whole. See, however, the discussion under Item 2, "Management's Discussion and Analysis or Plan of Operation," under the subheading, "Operating History", with respect to the foreclosure proceedings on the Company's Conquistador Plaza project.

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

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

     Exhibit
     Number                                             Description
     -------                                            -----------
     3.1*       Articles of Incorporation of the Company.
     3.2***     Certificate of Amendment to Articles of Incorporation of the Company.
     3.4*       Bylaws of the Company.
     4.1**      8% Series SPB Senior Subordinated Convertible Redeemable Debentures due November 3, 2002
     4.2**      8% Series SPC Senior Subordinated Convertible Redeemable Debentures due April 12, 2003
     4.3**      8% Series SPD Senior Subordinated Convertible Redeemable Debentures due October 17, 2003
    10.1**      Securities Subscription Agreement dated as of October 10, 2000 by and between 2217 Acquisition Inc. and Louvre
                Investors LLC, Yellow Stream Company LLC and Carlsbad LLC.
    10.2**      Assignment and Assumption Agreement dated as of November 3, 2000 by and between 2217 Acquisition Inc. and National
                Residential Properties, Inc.
    10.3**      Securities Subscription Agreement dated as of April 12, 2001 by and between Connecticut Acquisition Corp. No. 1 and
                Louvre Investors LLC, Yellow Stream Company LLC and Carlsbad Capital LLC.
    10.4**      Assignment and Assumption Agreement dated as of April 19, 2001 by and between Connecticut Acquisition Corp. 1 and
                National Residential Properties, Inc.
    10.5**      Securities Subscription Agreement dated as of October 17, 2001 by and between DC Power Products Acquisition Corp.
                and Equity Planners LLC, Sea Lion Investors LLC and Myrtle Holdings LLC.

     Exhibit
     Number                                             Description
     -------                                            -----------

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