Form 10KSB
period 2003-09-30
NATIONAL RESIDENTIAL PROPERTIES NV INC
filed 2004-02-06
CIK 1096840

ANNUAL REPORT

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2003

                         Commission File Number 0-27159

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

         Issuer's revenues for its most recent fiscal year:  $5,665,805.

         The aggregate market value of voting stock held by non-affiliates of the registrant as of January 21, 2004 was $767,902.20 (based on the last reported sale price of $0.0004 per share on January 21, 2004).

         The number of shares of the registrant's common stock outstanding as of January 21, 2004 was 1,938,566,046.

                      NATIONAL RESIDENTIAL PROPERTIES, INC.
                      FOR THE YEAR ENDED SEPTEMBER 30, 2003

                                TABLE OF CONTENTS

                                                                            Page

PART I  .......................................................................3
    ITEM 1. BUSINESS...........................................................4
    ITEM 2.  PROPERTIES.......................................................13
    ITEM 3.  LEGAL PROCEEDINGS................................................13
    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
        SECURITY HOLDERS......................................................13

PART II ......................................................................14
    ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
        RELATED STOCKHOLDER MATTERS...........................................14
    ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........14
    ITEM 7.  FINANCIAL STATEMENTS.............................................18
    ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH
        ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE....................40
    ITEM 8A.  CONTROLS AND PROCEDURES.........................................40
    ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
        CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF
        THE EXCHANGE ACT......................................................40
    ITEM 10.  EXECUTIVE COMPENSATION..........................................42
    ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
        AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS........................43
    ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................44
    ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K................................44
    ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES..........................45


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

                                     PART I

BACKGROUND CAPITALIZATION INFORMATION

         The original Articles of Incorporation (the "ARTICLES") of National Residential Properties, Inc., a Nevada corporation (the "COMPANY") authorized the Company to issue 1 million shares of the Company's common stock ("NRES COMMON STOCK"). After its incorporation, the following events occurred: (i) in December of 1994, the Company attempted to effect a 2 for 1 stock split (the "1994 STOCK SPLIT"); (ii) in January of 1999, the Company attempted to effect a 1 for 10 reverse stock split (the "1999 REVERSE STOCK SPLIT"); (iii) between the date of its incorporation and January of 2001, the Company believed it increased the number of shares it was authorized to issue from 1 million to 40 million shares of NRES Common Stock (the "40 MILLION SHARE INCREASE"); (iv) in October of 2000, the Company attempted to increase the number of shares the Company was authorized to issue from 40 million to 250 million shares of NRES Common Stock (the "250 MILLION SHARE INCREASE"); (v) in January of 2001, the Company attempted to increase the number of shares it was authorized to issue from 250 million to 750 million shares of NRES Common Stock and effected a 3 for 1 stock split (the "750 MILLION SHARE INCREASE"); and (vi) in June of 2001, the Company attempted to increase the number of shares it was authorized to issue from 750 million to 1.5 billion shares of NRES Common Stock (the "1.5 BILLION SHARE INCREASE", and together with the 1994 Stock Split, the 1999 Reverse Stock Split, the 40 Million Share Increase, the 250 Million Share Increase and the 750 Million Share Increase, the "CAPITAL CHANGES"). The Company has since determined that some or all of the Capital Changes were not validly adopted by the Company's board of directors, approved by the Company's shareholders or filed with the Secretary of State of the State of Nevada as required by the laws of the State of Nevada. As a result, it appears the Company never has been authorized to issue more than 1 million shares of NRES Common Stock. All shares of NRES Common Stock issued in excess of 1 million shares appear to have been issued in excess of the authorized amount.

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

         o The Company's Articles of Incorporation, as amended, currently provide that the Company is authorized to issue up to 1.5 billion shares of NRES Common Stock. However, the Company concluded that the 1994 Stock Split, the 1999 Reverse Stock Split, the 40 Million Share Increase, the 250 Million Share Increase, the 750 Million Share Increase and the 1.5 Billion Share Increase may not have been validly adopted by the Company's board of directors, approved by the Company's shareholders or filed with the Secretary of State of the State of Nevada, as required by the laws of the State of Nevada. As such, the Company believes it currently has only 1 million shares of NRES Common Stock authorized, a majority of which are owned by Richard and Pamela Gay Astrom, as tenants by the entireties. As such, all references to shares of NRES Common Stock do not reflect the Capital Changes referenced above (including any stock splits). It has come to the Company's attention that, as a result of the conversion of the NRES Debentures into NRES Common Stock and the decrease in the price of NRES Common Stock, investors were entitled to more shares than authorized. As a result, the Company, as of February 5, 2004, has 1,938,566,046 shares of NRES Common Stock issued, which exceeds the number of authorized shares. Under the state law of Nevada, it may be possible that the transactions for shares in excess of the number of authorized shares will not be viewed as valid and the Company may be responsible for taking corrective action or compensating the stockholders.

         o As of September 30, 2003, the Company is a land development company that purchases zoned, but undeveloped real property, develops architectural plans for the real property, obtains building permits for the real property and subsequently sells the real property when it is ready for development. Subsequent to September 30, 2003, the Company commenced operations as a mortgage lender.

OPERATING HISTORY

         From 1993 until 1999, the Company's business concentrated on investing in and revitalizing single family homes in established older residential neighborhoods in urban areas. The Company either bought single unit vacant properties and built single family homes on them, or bought abandoned homes which the Company then renovated and sold. During 1999, while retaining its efforts in the renovation of urban single family homes as one aspect of its business, the Company entered a second phase of business: the development, construction and ownership of multifamily housing projects. Subsequent to September 30, 2003, the Company commenced operations as a mortgage lender.

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

         In 2001, the Company sold all the rights, title and interest in (i) the Hebron Parcel and (ii) contracts to purchase certain parcels of real property in Watertown, New Milford, Granby and East Windsor, Connecticut to Senior Adult Lifestyle, Inc., a subsidiary of Genesis Capital Corporation of Nevada ("GENESIS"), which may be deemed an affiliate of the Company.

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

         On August 2, 2002, Encore Builders filed suit against Conquistador Plaza in the Circuit Court of the Eleventh Judicial Circuit in Miami-Dade County, Florida seeking foreclosure of a mechanic's lien with respect to the Conquistador Plaza development. Conquistador Plaza retained Encore Builders to construct the Conquistador Plaza development. Encore Builders asserted Conquistador Plaza breached the January 30, 2001 construction contract between Encore Builders and Conquistador Plaza. Encore Builders asserted that $504,076.03 is due from Conquistador Plaza, Inc. and is seeking damages with interest, costs and attorneys fees. Encore Builders was bonded by Mountbatten Surety Company, Inc. On August 26, 2003, the parties stipulated for a full settlement of all claims that existed amongst them. As part of the settlement, $55,000 was to be paid for the benefit of Encore Builders and $50,000 was to be paid to Mountbatten Surety Company, Inc.

CURRENT OPERATIONS

         OVERVIEW

         From 1999 until 2002, the Company's business focused on residential real estate development and building construction services, and in particular on acquiring properties suitable for development as multifamily housing or multiple unit single family development tracts. During this time period, the Company purchased parcels of land for apartment construction and one 20-acre citrus grove for subdivision development. The properties still held by the Company are described below in detail along with the status of each project. Subsequent to September 2003, the Company commenced operations as a mortgage lender.

         BARCELONA APARTMENTS

         On this property, located in Miami, Florida and purchased in 2000, the Company intended to construct 70 rental apartments. Litigation relating to the Barcelona Apartments is discussed under "Item 3 - Legal Proceedings". The Company's July 31, 2002 contract to sell this property to Antonio Sarmiento fell through. The Company is currently continuing its efforts to sell this property. The Company entered into an agreement for purchase and sale with Salomon Yuken to sell the Barcelona Apartments to Salomon Yuken on January 10, 2003. On May 8, 2003, the Company and Salomon Yuken entered into an amendment to the agreement for purchase and sale. In June 2003, the Company and Salomon Yuken entered into a second amendment to the agreement for purchase and sale which, among other things, extended the closing date to October 31, 2003. A $100,000 deposit has been paid to the Company by Salomon Yuken. The closing date was subsequently extended to the end of February 2004 and the Company's management expects the transaction to close by that time.

         RESIDENCES AT BAY HARBOR

         The Bay Harbor property, located on Bay Harbor Island, Florida, was purchased by the Company in 2000, for $850,000. The Company intended to construct a 15-story, 60 unit apartment building on the Bay Harbor property and intended for Encore Builders to handle the construction. Immediately after closing the acquisition of the land, the Company applied for a building permit, but to this date, the permit has not been obtained due to various neighborhood objections to construction. The initial business plan called for the building to be sold as a condominium project for $18 million, with construction costs at approximately $12 million. Due to the Company's relations with Encore Builders and the difficulties with the building permit, the Company chose not to construct the building and instead, on December 17, 2001, chose to resell the land for $2.2 million to Dennis Almandares, an independent third party. The transaction contemplated by this agreement did not close, and the Company subsequently entered into a purchase and sale agreement dated as of May 20, 2002 to sell this property to Gateway Mortgage Bankers, Inc. for $2.3 million. The Company expected to close this transaction in September of 2002 or upon the issuance of a building permit by the city building department for a 15-story building but was unable to obtain the required building permit. Subsequently, the Company filed a complaint against the Town of Bay Harbor. The Company believes that, unless settled, the matter will go to trial in the summer of 2004. The Company does not expect the transaction to close until the litigation has been completed. See "Item 3 - Legal Proceedings" for a discussion of the related litigation.

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

         It has come to the Company's attention that, as a result of the conversion of the debentures issued by the Company into NRES Common Stock, coupled with the decrease in the trading price of NRES Common Stock, investors were entitled to more shares of NRES Common Stock than is authorized under the Company's Articles of Incorporation. As a result, as of February 5, 2004, the Company has 1,938,566,046 shares of NRES Common Stock issued, which exceeds the number of shares authorized. As stated above, the Company believes the holders of a majority of the Company's validly issued and outstanding shares and the board of directors can cure and ratify the overissuances of stock. If this cannot be accomplished, the Company may be liable to the holders of the NRES Common Stock issued in excess of the authorized amount in an amount equal to 1,937,566,046 shares (the number of shares issued in excess of the amount authorized) multiplied by the price each such share was issued for (which ranged from approximately $.0001 to $5.4 per share). The overissuance, together with the Company's inability to increase its authorized number of shares, has eliminated the Company's ability to raise capital through issuances of publicly registered securities. The Company believes it will not be able to continue trading NRES Common Stock or increase its capital resources through selling publicly registered securities until the overissuance is cured and the Company increases the authorized number of shares of NRES Common Stock. The Company may also have violated other provisions of Nevada law with respect to the duties of officers and directors to the Company and by not having sufficient shares available upon the conversion of debentures issued by the Company.

         THE COMPANY HAS VIOLATED SECTION 5 OF THE SECURITIES ACT.

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

         THE COMPANY IS IN DEFAULT OF THE NRES DEBENTURES

         Company is in default under the terms of the NRES Debentures because, among other things, the Company has no plans to register additional NRES Common Stock to be issued upon conversion of the NRES Debentures that are currently outstanding and has no plans to complete the issuance of the NRES Debentures. Given the foregoing, the Company could face litigation by the holders of the NRES Debentures seeking to enforce the Company's obligations thereunder. This would likely have a substantial negative effect on the Company's capital resources and would also negatively affect the Company's liquidity.

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

ITEM 2.  PROPERTIES

         As of February 5, 2004 the only real property owned by the Company is the Bay Harbor Property and the Barcelona property. For a discussion of the Company's properties, see "Item 1 - Business" under the subheading "Current Operations".

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

         On December 13, 2002, the Company filed an Amended Complaint against the Town of Bay Harbor Islands and the Director of the Town of Bay Harbor Islands, Building and Zoning Department in the Circuit Court of the 11th Judicial Circuit for Miami-Dade County, Florida regarding (i) an application by the Company for zoning approval for a planned residential development overlay district and (ii) approval from the Town of Bay Harbor for the development of the Residences at Bay Harbor. Subsequent to the filing of this case, the Company filed a related complaint in the United States District Court for the Southern District of Florida. The federal claim was dismissed with prejudice on May 20, 2003. In July 2003 the Company filed a Second Amended Complaint amending its complaint to add state law counts that were previously asserted by the Company in its federal complaint. The Company believes that, unless settled before then, the matter will go to trial in the summer of 2004.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET PRICE OF NRES COMMON STOCK

         NRES Common Stock is quoted on The Over the Counter Bulletin Board under the symbol NRES.PK. While it appears there is no market for NRES Common Stock, the Company has set forth in the table below the high and low closing bid prices per share of NRES Common Stock as reported on The Over the Counter Bulletin Board during the fiscal years ended September 30, 2002 and 2003. The last reported bid price on The Over the Counter Bulletin Board for NRES Common Stock was $0.000 on February 5, 2004.

                                                      HIGH       LOW

         2002(1)
         First Quarter.............................  $0.002     $0.000
         Second Quarter............................  $0.001     $0.000
         Third Quarter.............................  $0.000     $0.000

         Fourth Quarter............................  $0.000     $0.000

         2003(1)
         First Quarter............................. $0.000     $0.000
         Second Quarter............................ $0.009     $0.000
         Third Quarter............................. $0.000     $0.000
         Fourth Quarter............................ $0.001     $0.000

         -----------  (1)  Source:  IDD Information Services, Tradeline

         HOLDERS

         As of February 5, 2004, there were approximately 594 holders of record of NRES Common Stock.

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

INTRODUCTION

         As of February 5, 2004, the Company had two major assets, the Barcelona Apartments and the Residences at Bay Harbor. These properties are described in greater detail in the section entitled "Item 1. Business". Revenues for the Company's fiscal year ended September 30, 2004 were almost solely generated from the sale of properties held in the Company's portfolio. The Company does not expect to generate additional revenues other than from the sale of the remaning properties and from its newly commenced lending business.

RESULTS OF OPERATIONS

         The following is a discussion of the consolidated financial condition and results of operations of the Company for the fiscal years ended September 30, 2003 and 2002, which should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included elsewhere in this report.

         For the year ended September 30, 2003, the Company incurred net loss of $2,126,886, compared to net loss of $347,513 for the comparable 2002 period. The net loss in 2003 is primarily attributable to increased costs and time relating to the sale of the Company's real property.

RESULTS OF OPERATIONS FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

REVENUES

         Total revenues for the year ended September 30, 2003 increased to $5,665,805, as compared to $3,202,283 for the year ended September 30, 2002. The primary source of revenues for the year ended September 30, 2003 was the sale of the Company's two larger properties

OPERATING EXPENSES

         MANAGEMENT FEES

         Management fees for the year ended September 30, 2002 totaled $293,102 and the Company reported $0 in management fees for the year ended September 30, 2003. This change in management fees is solely due to the Company charging off loans made to officers and treating them as compensation in 2002.

         PROFESSIONAL FEES AND COMPENSATION EXPENSES

         Professional fees and compensation expenses for the year ended September 30, 2003 totaled $746,133 compared to $734,562 for the year ended September 30, 2002. This $11,571 increase is primarily related to legal fees and compensation related to bringing the Company into compliance with state corporate law and the federal securities laws.

         TRAVEL AND AUTOMOBILE EXPENSES

         Travel and automobile expenses for the year ended September 30, 2003 totaled $69,119 compared to $76,443 for the year ended September 30, 2002. This 10% decrease is primarily due to the Company's disposition of real property. Because the Company's portfolio decreased, management was required to travel to property locations less frequently.

         OFFICE EXPENSES

         Office expenses decreased from $36,410 to $24,913 from the year ended September 30, 2002 to the year ended September 30, 2003. This 32% decrease is primarily due to a Company-wide reduction and streamlining of overhead costs.

MISCELLANEOUS

         Miscellaneous expenses decreased from $46,433 to $16,263 from the year ended September 30, 2002 to the year ended September 30, 2003. This 65% decrease is also attributable to an overall reduction and streamlining of general overhead costs.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization for the year ended September 30, 2003 totaled $19,803 as compared to $2,128 for the year ended September 30, 2002. The reason for this 831% increase is the Company's recognition of a full year of assets acquired in the Company's 2002 fiscal year.

OTHER INCOME (EXPENSE)

         Other income (expense) for the year ended September 30, 2002, was an expense of $388,113, which decreased to an expense of $17,181 for the year ended September 30, 2003. This decrease was primarily due to a reduction in the Company's development related expenses.

LIQUIDITY AND CAPITAL RESOURCES

         To date, the Company has financed its operations primarily through mortgage debt and the sale of NRES Common Stock issued through converting the NRES Debentures. At September 30, 2003, the Company had $794,715 in cash and cash equivalents, an increase of $313,106 from September 30, 2002. This increase in cash and cash equivalents is attributable to the disposition of the Company's real property. The Company made no acquisitions of real estate holdings in the year ended September 30, 2003, compared to real estate acquisitions of $1,124,146 in the comparable 2002 period.

         The Company used $506,135 in investing activities for the year ended September 30, 2002, as compared to $352,500 earned in the year ended September 30, 2003. Net cash provided by financing activities was $1,293,295 for the year ended September 30, 2002, as compared to $3,892,246 used in the year ended September 30, 2003. This decrease in net cash used in financing activities is attributable to the Company's repayment of mortgage debt upon the disposition of real property.

         The Company had $3,852,852 in cash flow from operating activities for the year ended September 30, 2003 as compared to $386,315 used for the year ended September 30, 2002. This increase in cash flow from operating activities is primarily due to the Company's divestiture of its real estate holdings.

         The Company had stockholders' deficit of $2,716,352 at September 30, 2003. The Company's determination that it has issued shares in excess of its authorized amount resulted in the Company's determination to continue to classify all shares issued in excess of 1 million as temporary equity.

         The Company believes that when considered together with anticipated income from the sale of real property, it has sufficient cash resources to maintain operations for a period of at least twelve months. The Company's cash requirements will largely depend upon the availability of real estate acquisition opportunities and the costs to continue funding its real estate development projects. Because the Company only holds two real estate properties, and because the Company has just begun its lending operations, there can be no assurance that funds required by the Company for these purposes, or to meet its operating requirements, will be available or, if they are, that they will be available on acceptable terms and at such times as the Company requires. See "Outlook", below for a discussion on possible limits on the Company's ability to raise capital.

OUTLOOK

         The Company invested substantial funds in its previous projects, but only realized material profits from these projects upon the sale of the real estate. While the Company entered into agreements to sell its remaining properties, it cannot guarantee these transactions will close or that the two sales will occur in a timely fashion. If the Company is unable to close its disposition transactions on these properties, the Company may not be able to realize additional revenues. Further, the Company faces litigation with respect to the Conquistador Plaza project resulting from the termination of the project's contractor, a former subsidiary of the Company whose president was a director of the Company. See "Item 3 - Legal Proceedings."

         The Company's ability to meet its continuing operating expenses largely depends on its ability to continue to raise capital (i) through the sale of debt or equity, (ii) through construction and permanent mortgage financing, (iii) through the completion and sale, or sale prior to completion, of the Company's real estate projects, (iv) through the sale of land purchased, but not developed, by the Company and (v) through operations as a mortgage lender. In the likely event the Company is forced to sell its remaining property prior to completion or the time such property appreciates substantially, should such increase occur, the Company's profit, if any, from its real estate activities would be materially adversely affected. There can be no assurance the Company will be able to raise additional capital on a debt or equity basis, or obtain mortgage financing, complete any of its projects under development, or sell any completed development projects (should they be completed) or land purchased for resale or development at a profit.

CRITICAL ACCOUNTING ESTIMATES

         The Company's discussion and analysis of its financial condition is based on the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Given the limited nature of the Company's business, it is generally not required to make critical accounting estimates.

OFF-BALANCE SHEET ARRANGEMENTS

         The Company has no off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodities contracts.

ITEM 7.  FINANCIAL STATEMENTS

                        BAGELL, JOSEPHS & COMPANY, L.L.C.
                          Certified Public Accountants
                               High Ridge Commons
                                 Suites 400-403
                           200 Haddonfield Berlin Road
                           Gibbsboro, New Jersey 08026
                        (856) 346-2828 Fax (856) 346-2882

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders of
National Residential Properties, Inc. and Subsidiaries
Coral Gables,  Florida

We have audited the accompanying consolidated balance sheets of National Residential Properties, Inc. and Subsidiaries (the "Company") as of September 30, 2003 and 2002 and the related consolidated statements of operations, changes in stockholders' equity (deficit), changes in temporary equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Residential Properties, Inc. and Subsidiaries as of September 30, 2003 and 2002, and the consolidated results of its operations, changes in stockholders' equity (deficit), changes in temporary equity, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

BAGELL, JOSEPHS & COMPANY, L.L.C.
BAGELL, JOSEPHS & COMPANY, L.L.C.
Gibbsboro, New Jersey
November 19, 2003

       MEMBER OF:       AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
                        NEW JERSEY SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS
                        PENNSYLVANIA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
                        NEW YORK STATE SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 2003 AND 2002

                                     ASSETS

                                                         2003            2002
                                                  --------------  --------------
   Cash and cash equivalents                           $794,715       $481,609
   Inventory - real estate holdings                   2,972,420      8,923,638
   Fixed assets, net of depreciation                     31,531         41,184
   Loan origination fees, net                            79,683              -
   Loan receivable - Others                                   -        312,778
   Mortgage receivable and other                         33,636         75,010
   Investment securities                                  2,523          2,523
   Deposits                                               8,725          6,725
                                                  --------------  --------------

TOTAL ASSETS                                         $3,923,233     $9,843,467
                                                  ==============  ==============


        LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                         2003            2002
                                                  --------------  --------------
LIABILITIES
   Accounts payable and accrued expenses                $92,424        $81,707
   Debentures payable                                   199,202        199,202
   Notes and mortgages payable                        1,930,021      5,734,086
                                                  --------------  --------------

     TOTAL LIABILITIES                                2,221,647      6,014,995
                                                  --------------  --------------

TEMPORARY EQUITY                                      4,417,938      4,417,938
                                                  --------------  --------------

STOCKHOLDERS' EQUITY (DEFICIT)
   Common Stock, $.001 Par Value; 1,000,000 shares
        authorized and 1,000,000 shares issued and
        outstanding, respectively                         1,000          1,000
   Common Stock Class A Voting, $.001 Par Value;
        0 shares authorized and 0 shares issued and
        outstanding                                           -              -
   Additional Paid-in Capital                         3,606,580      3,606,580
   Deficit                                          (6,323,932)    (4,197,046)
                                                  --------------  --------------

     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)           (2,716,352)      (589,466)
                                                  --------------  --------------

TOTAL LIABILITIES, TEMPORARY EQUITY AND
        STOCKHOLDERS' EQUITY (DEFICIT)               $3,923,233     $9,843,467
                                                  ==============  ==============

   The accompanying notes are an integral part of the consolidated financial statements.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002


                                                     2003              2002
                                                ---------------  ---------------
OPERATING REVENUES
   Revenue                                          $5,665,805       $3,202,283

COST OF SALES                                        6,861,460        1,937,011
                                                ---------------  ---------------

GROSS PROFIT (LOSS)                                 (1,195,655)       1,265,272
                                                ---------------  ---------------

OPERATING EXPENSES
   Management fees                                           -          293,102
   Professional fees and compensation expenses         746,133          734,562
   Advertising                                           3,865            3,258
   Travel and automobile expenses                       69,119           76,443
   Telephone and utilities                              10,442            9,902
   Real estate taxes and property maintenance           23,512           22,434
   Office expenses                                      24,913           36,410
   Miscellaneous                                        16,263           46,433
   Depreciation and amortization                        19,803            2,128
                                                ---------------  ---------------

     TOTAL OPERATING EXPENSES                          914,050        1,224,672
                                                ---------------  ---------------

INCOME (LOSS) BEFORE OTHER INCOME (EXPENSE)         (2,109,705)          40,600

OTHER INCOME (EXPENSE)
   Amortization of discount on debenture conversions         -         (100,480)
   Loss on sale of property                                  -          (44,022)
   Unrealized loss on investment securities                  -         (224,547)
   Interest expense                                    (17,794)         (22,814)
   Interest income                                         613            3,750
                                                ---------------  ---------------
     TOTAL OTHER INCOME (EXPENSE)                      (17,181)        (388,113)
                                                ---------------  ---------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES         $(2,126,886)       $(347,513)
PROVISION FOR INCOME TAXES                                   -                -
                                                ---------------  ---------------

NET LOSS APPLICABLE TO COMMON SHARES               $(2,126,886)       $(347,513)
                                                ===============  ===============

NET LOSS PER BASIC AND DILUTED SHARES               $(2.12689)       $(0.34751)
                                                ===============  ===============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING                                       1,000,000        1,000,000
                                                ===============  ===============

   The accompanying notes are an integral part of the consolidated financial statements.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002


                                COMMON STOCK       CLASS A COMMON STOCK   ADDITIONAL
                           ---------------------- ----------------------    PAID-IN    ACCUMULATED
                             SHARES      AMOUNT     SHARES      AMOUNT      CAPITAL      DEFICIT       TOTALS
                           ----------  ---------- ----------  ----------  -----------  ------------  ------------
Balance, September 30,
   2001, as restated       1,000,000     $1,000          $-         $-    $3,606,580   $(3,849,533)  $(241,953)
Net loss                           -          -           -          -            -       (347,513)   (347,513)
                           ----------  ---------- ----------  ----------  -----------  ------------  ------------
Balance, September 30,
   2002                    1,000,000      1,000           -          -    3,606,580     (4,197,046)   (589,466)
Net loss                           -          -           -          -            -     (2,126,886)  (2,126,886)
                           ----------  ---------- ----------  ----------  -----------  ------------  ------------
Balance, September 30,
   2003                    1,000,000     $1,000          $-         $-    $3,606,580   $(6,323,932)  $(2,716,352)
                           ==========  ========== ==========  ==========  ===========  ============  ============


   The accompanying notes are an integral part of the consolidated financial statements.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN TEMPORARY EQUITY
                 FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002

                                 COMMON STOCK      CLASS A COMMON STOCK                 ADDITIONAL
                           ---------------------- ----------------------                 PAID-IN
                              SHARES       AMOUNT      SHARES      AMOUNT      DISCOUNT     CAPITAL        TOTALS
                           ------------- ----------  ----------  ----------  -----------  ------------  ------------
Balance, September 30,     1,094,300,351 $1,094,299  $1,000,000      $1,000    $      -     $2,831,748    $3,927,047
2001, as restated
Common stock issued for      843,265,695    843,267           -           -    (687,311)       334,935       490,891
debt conversion,
interest expense and
discount on convertible
debentures for quarter
ended December 31, 2001
Balance, September 30,     1,937,566,046  1,937,566   1,000,000       1,000    (687,311)     3,166,683     4,417,938
2002
No activity                          -           -           -           -           -              -             -
Balance, September 30,     1,937,566,046 $1,937,566   1,000,000      $1,000   $(687,311)    $3,166,683    $4,417,938
2003

    The accompanying notes are an integral part of the consolidated financial statements.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002

                                                                            2003          2002
                                                                        ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                             $(2,126,886)    $(347,513)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES:
   Amortization of discount on convertible debentures                             -       100,480
   Depreciation and amortization                                             19,803         2,128
   Loss on sale of property                                                       -        44,022
   Unrealized loss on investment securities                                       -       224,547
   Management compensation                                                        -       359,760

CHANGES IN ASSETS AND LIABILITIES
   (Increase) decrease in inventory - real estate holdings                5,951,218    (1,124,146)
   Decrease in prepaid expenses and other assets                                  -       293,102
   (Increase) in deposits                                                    (2,000)       (1,350)
   Increase in accounts payable and accrued expenses                         10,717        62,655
                                                                        ------------  ------------
     Total adjustments                                                    5,979,738       (38,802)
                                                                        ------------  ------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                       3,852,852      (386,315)
                                                                        ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   (Acquisition) disposal of fixed assets - net                              (1,652)      (31,509)
   Loans to officers, net                                                         -      (145,663)
   Loans to/from others                                                     312,778      (312,778)
   (Increase) decrease in mortgage and notes receivable                      41,374       (16,185)
                                                                        ------------  ------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                         352,500      (506,135)
                                                                        ============  ============


    The accompanying notes are an integral part of the consolidated financial statements.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002

                                                                            2003          2002
                                                                        ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from debentures and common stock issuances, net             $         -   $   360,000
   Net change in temporary equity                                                 -       155,956
   Payment of loan origination costs                                        (88,181)            -
   Net change in notes and mortgages payable                             (3,804,065)      777,339
                                                                        ------------  ------------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                 (3,892,246)    1,293,295

NET INCREASE IN CASH AND CASH EQUIVALENTS                                   313,106       400,845

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                               481,609        80,764

CASH AND CASH EQUIVALENTS - END OF YEAR                                 $   794,715   $   481,609

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE YEAR FOR:
   Interest expense                                                     $     1,851   $         -

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
   Issuance of common stock for:

   Debt conversions                                                     $         -   $   160,798

   Accounts payable and accrued expenses associated with debentures     $         -   $    73,657

   Amortization of discount on convertible debentures                   $         -   $   100,480

Other:

   Mortgage assumed                                                     $         -   $   315,000

   Investments received                                                 $         -   $   227,070



    The accompanying notes are an integral part of the consolidated financial statements.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION
         --------------------------------------

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

         On May 4, 2001, the Company's wholly-owned subsidiary, Connecticut Acquisition Corp. No. 1 ("Connecticut Acquisition"), entered into a joint venture to develop a parcel of land located in Hebron, Connecticut (the "Hebron Parcel"), as a senior adult community pursuant to a land development agreement with Mr. Nathan Kahn and various entities controlled by Mr. Nathan Kahn. The objective of this development was to either sell developed lots to builders, or erect dwellings themselves.

         Mr. Kahn's entities had obtained options to purchase and develop other properties, and the Kahn entities advised that they would need additional funding to pay for the expenses in connection with the obtaining and maintenance of these options.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2003 AND 2002


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)
         --------------------------------------------------

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

         Pursuant to an agreement executed on December 26, 2001, made effective as of October 31, 2001 and a Statutory Warranty Deed dated October 31, 2001, the Company sold to Senior Adult Lifestyle, Inc ("Senior Adult Lifestyle") a related entity through common corporate officers, all of the rights, title and interest in (i) the Hebron Parcel; and (ii) contracts to purchase certain parcels of real property in Watertown, New Milford, Granley and East Windsor, Connecticut. As additional consideration for the conveyance to Senior Adult Lifestyle, the Company received on February 1, 2002, 20 million shares of common stock of Genesis Capital Corporation of Nevada ("Genesis"), the parent of Senior Adult Lifestyles. These shares were based on a value of $0.10 per share, the value the stock was trading for in December 2001, for an agreed consideration of $2 million. Should the value at the earlier of
         (a) the time the Company sells these shares or (b) the expiration of three years from the date of the conveyance fall below $2 million, Genesis will be required to issue to the Company, additional shares of Genesis Common Stock to make up the difference in value. The value of the Genesis Common Stock was $.009 ($180,000) on February 1, 2002.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2003 AND 2002


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)
         --------------------------------------------------

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

         The Company has restated its audited consolidated financial statements for September 30, 2001. The Company adjusted their consolidated financial statements for certain expenses not previously recognized relating to the amortization of discount on debenture conversions and fees and interest associated with the debentures in the amount of $1,830,731 that occurred in that fiscal year. There were also adjustments made to the statements of operations due to a change in the way the Company accounts for its sales of its real estate inventory. The changes resulted in an increase in the operating revenues of $232,000, an increase in the cost of sales of $200,149 and an increase in its gross profit and operating expenses of $31,851 for the year ended September 30, 2001. Cumulatively, the Company's accumulated deficit increased $1,830,731 to $3,849,533 from $2,108,802 at September 30, 2001 and the net loss of the Company increased to $2,414,375 from $583,644.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2003 AND 2002


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

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2003 AND 2002


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

         ADVERTISING
         -----------

         Costs of advertising are expensed as incurred. Advertising costs were $3,865 and $3,258 for the years ended September 30, 2003 and 2002, respectively.

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

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2003 AND 2002


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

         EARNINGS (LOSS) PER SHARE OF COMMON STOCK (CONTINUED)
         -----------------------------------------------------

         The following is a reconciliation of the computation for basic and diluted EPS:

                                                       2003             2002

         Net Loss                                  ($2,126,886)    ($   347,513)
                                                   ------------    -------------
         Weighted-average common shares
           outstanding (Basic)                       1,000,000        1,000,000

         Weighted-average common stock equivalents:
               Stock options                                 -                -
               Warrants                                      -                -

         Weighted-average common shares
             outstanding (Diluted)                   1,000,000        1,000,000


         Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive.

         There are no options and warrants outstanding to purchase stock at September 30, 2003 and 2002.

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

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2003 AND 2002


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

         LOAN ORIGINATION FEES
         ---------------------

         Represent fees in connection with obtaining mortgages on the various properties. The loan origination fees are being amortized straight-line over a five-year period. Amortization expense for the years ended September 30, 2003 and 2002 is $8,498 and $0, respectively.

         RECLASSIFICATIONS
         -----------------

         Certain amounts for the year ended September 30, 2002 have been reclassified to conform with the presentation of the September 30, 2003 amounts. The reclassifications have no effect on the net loss for the year ended September 30, 2002.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2003 AND 2002


NOTE 3 - INVENTORY - REAL ESTATE HOLDINGS
         --------------------------------

         Inventory consists of land held for development and is valued at the lower of cost or market value. Cost includes acquisition, renovation and carrying costs specifically identified with each unit.

NOTE 4 - MORTGAGES RECEIVABLE AND OTHER
         ------------------------------

         Represents amounts due from individuals who purchased property from the Company and other various amounts due the Company. Amounts due at September 30, 2003 and 2002 were $33,636 and $75,010, respectively.

NOTE 5 - LOANS RECEIVABLE - OFFICERS
         ---------------------------

         Amounts represent advances to and from the officers of the Company. The balances at September 30, 2003 and 2002 were $-0- and $-0-, respectively. Approximately $47,070 of the loans receivable were satisfied through an investment of common stock in an affiliated publicly trading company paid to the Company in February 2002. The Company has charged off the balance of the loans receivable as management compensation during the quarter ended March 31, 2002.

NOTE 6 - FIXED ASSETS
         ------------

         Fixed assets consist of the following at September 30, 2003 and 2002:

         Office Equipment and other                      $ 22,315     $ 20,663
         Vehicles                                          31,509       31,509
                                                        ----------   ----------
                                                           53,824       52,172
         Accumulated Depreciation                         (22,293)     (10,988)

                                             Total        $31,531      $41,184
                                                        ==========   ==========

         Depreciation expense was $11,305 and $2,128 for the years ended September 30, 2003 and 2002, respectively.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2003 AND 2002


NOTE 7 - MORTGAGES AND NOTES PAYABLE
         ---------------------------

         Mortgages and notes payable consist of
         the following at September 30, 2003 and
         2002, respectively:                               2003          2002
                                                        ----------    ----------
         Note payable with a bank with interest at
         the bank's prime rate secured by the
         Company's assets and guaranteed by an
         officer of the Company.                         $ 25,744      $ 30,314

         Construction loans payable with a bank,
         bearing interest at the greater of 8.25%
         or 1.5% above the prime lending rate. The
         monthly interest is added to the
         principal balance of the loans, that are
         due to be paid upon the sale of the real
         estate used as collateral for the loan.
         The loans payable are guaranteed by an
         officer of the Company.                               -      1,348,339


         Note payable with a bank, bearing
         interest at 9.50%, secured by real estate
         and due August 2, 2001, which at that
         time was refinanced with another bank and
         the due date was extended.                       506,785       591,000


         Construction note payable with a bank,
         bearing interest at a rate of 7.625%,
         payable monthly through February 2002 at
         which time payments of interest and
         principal are due through January 1,
         2042.                                                 -      3,164,433


         Second mortgage with a bank, with
         interest at 9.50%, secured by real estate
         and due in 2004                                  275,000            -

         Third mortgage with a bank, with interest
         at 9.50%, secured by real estate and due
         in 2004                                          290,000            -

         Second mortgage with a bank, with
         interest at 9.50%, secured by real estate
         and due in 2004                                  232,492            -

         Construction note payable with a bank,
         bearing interest at prime plus 1.5%,
         payable monthly, and due upon the sale of the underlying real estate or

         January 1, 2003. The note is secured by
         the real estate.                                 600,000       600,000
                                                        ----------    ----------


         Total                                         $1,930,021    $5,734,086
                                                       ===========   ===========

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2003 AND 2002


NOTE 8 - CONVERTIBLE DEBENTURES PAYABLE
         ------------------------------

         The Company has convertible debentures outstanding at September 30, 2003 and 2002 in the amount of $199,202. These debentures accrue interest at 8% per annum. These debentures mature along with the related interest at November 2003. The debentures are convertible at the investors' discretion pursuant to the convertible debenture agreement.

         Additionally, the Company recognized $-0- and $100,480 of amortization of the discount on the debenture conversions for the years ended September 30, 2003 and 2002, respectively.

NOTE 9 - RELATED PARTY TRANSACTIONS
         --------------------------

         Prepaid Management Fees and Compensation

         Pursuant to a "Prepaid Management Agreement" between the Company and its President, dated September 29, 2000, the Company prepaid management fees to the President in the amount of $302,000. This fee was to be amortized by the Company commencing January 1, 2001 and for the next five years. Management fee expense was $-0- and $293,102 for the years ended September 30, 2003 and 2002 respectively. The prepaid management fee has been completely charged off to expense as of September 30, 2002.

         Leases

         A company wholly owned by a minority shareholder of Encore Builders, Inc. provided office space to the Company through March 15, 2002.

         Other

         The Company's officers periodically received interest-free advances form the Company. These advances have been satisfied as of June 30, 2002 (See Note 5).

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2003 AND 2002


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

NOTE 11 - CONTINGENCY/UNCERTAINTY
          -----------------------

         The Company during the year ended September 30, 2001, became aware that some or all of certain changes to its capital structure were not validly adopted by the Company's board of directors, approved by the Company's shareholders, or filed with the Secretary of State of the State of Nevada as required by the laws of the State of Nevada. As a result, it appears that the Company never has been authorized to issue more than 1,000,000 shares of its common stock. All shares of the Company's common stock issued in excess of 1,000,000 shares appear to have been issued in excess of the Company's authorized amount, therefore, these shares have been reclassified to temporary equity (See
         Note 12).

         Additionally, the Company issued common stock above the Company's authorized amount and issued shares that at the time may not have been in compliance with the registration provisions of Section 5 of the Securities Act of 1933, as amended. The full impact of these items are unknown at this time. As a result, the Company had reclassified $3,927,047 to temporary equity as of September 30, 2001. Subsequent to September 30, 2001, the Company issued 843,265,695 shares of stock in connection with the conversion of debentures that have been classified as temporary equity. This resulted in an increase to temporary equity of $490,891 for the year ended September 30, 2002. This account acts as a reserve for capital that the Company may be required to repay.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2003 AND 2002



NOTE 11 - CONTINGENCY/UNCERTAINTY (CONTINUED)
          -----------------------------------

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

         Temporary equity at September 30, 2003 and 2002, was $4,417,938. Substantially all the shares issued in connection with the conversion of debentures have been reclassified as temporary equity.

NOTE 13 - STOCKHOLDERS' EQUITY (DEFICIT)
          ------------------------------

         As of September 30, 2003 and 2002, there were 1,000,000 shares authorized, and 1,000,000 shares issued and outstanding of the Company's common stock with a par value of $.001.

         The Company issued 843,265,695 shares of common stock for the year ended September 30, 2002. These shares are recorded in temporary equity along with 1,094,300,351 shares of common stock from fiscal 2001 which have been reclassified to temporary equity (see Note 12). All of the 843,265,695 shares of common stock issued, were issued in excess of authorized limits.

         As of September 30, 2003 and 2002, there were 0 shares authorized and 0 shares validly issued and outstanding of the Company's Class A Voting common stock with a par value of $.001.

         The shares of common stock issued for the years ended September 30, 2002 relate to the debenture conversions.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2003 AND 2002



NOTE 14 - INCOME TAXES
          ------------

         The net deferred tax assets in the accompanying consolidated balance sheets include the following components at September 30, 2003 and 2002

                                                  2003                  2002
                                                  ----                  ----

         Deferred tax assets                   $2,529,573            $1,678,818
         Deferred tax valuation allowance      (2,529,573)           (1,678,818)
                                               -----------           -----------
         Net deferred tax assets                $     -0-             $     -0-

         Due to the uncertainty of utilizing the approximate $6,323,932 and $4,197,046 in net operating losses, respectively, and recognizing the deferred tax assets, an offsetting valuation allowance has been established.

NOTE 15 - LITIGATION
          ----------

         On August 2, 2002, Encore Builders, Inc. filed suit against Conquistador Plaza, Inc., a wholly owned subsidiary of the Company, in the Circuit Court of the Eleventh Judicial Circuit in Miami-Dade County, Florida seeking the foreclosure of a mechanic's lien with respect to the Conquistador Plaza development. Encore Builders, Inc. asserts that $504,076 is due from Conquistador Plaza, Inc. The Company received $342,858 in 2003 and the remaining balance of $161,218 was written off at September 30, 2003 as the case has been settled.

NOTE 16 - PRIOR PERIOD ADJUSTMENT
          -----------------------

         There were no adjustments affecting the years ended September 30, 2003 and 2002.

         Accordingly, the deficit is restated as follows:

         Deficit, September 30, 2001, as previously reported      ($ 2,018,802)
         Prior Period Adjustment, September 30, 2001(Note 1)        (1,830,731)
                                                                  -------------

         Deficit, September 30, 2001, as restated                  ($3,849,533)
         Net loss for the year ended September 30, 2002               (347,513)
                                                                  -------------

         Deficit, September 30, 2002                               ($4,197,046)
                                                                  -------------

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2003 AND 2002



NOTE 16 - PRIOR PERIOD ADJUSTMENT (CONTINUED)
          -----------------------------------

         Accordingly, related stockholders' equity (deficit) accounts and temporary equity accounts were adjusted to account for this recognition (See Notes 11, 12 and 13).

NOTE 17 - SUBSEQUENT EVENTS
          -----------------

         The Company has entered into agreements to sell its other properties.

         The Company has commenced operations as a mortgage lender. The Company will only lend on residential areas that meet the lending criteria established by the Company. All mortgages provided will be fully encumbered by the real estate.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         Based on their evaluation of the Company's disclosure controls and procedures conducted as of the end of the period covered by this report on Form 10-KSB, Richard Astrom, the Company's Chief Executive Officer, and Christopher Astrom, the Company's Chief Financial Officer, have concluded that they are the only individuals involved in the Company's disclosure process. The Company has no formal procedures in place for processing and assembling information to be disclosed in the Company's periodic reports. The Company's system is designed so that information is retained by the Company and relayed to counsel and the Company's accountants as it becomes available. Though the Company has had difficulty implementing its disclosure controls and procedures in the past, the Company's principal executive officer and principal financial officer believe that as of the end of the period being reported, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the exchange act is recorded, processed, summarized and reported, within the required time periods. Further, the Company believes that, given its size, an extensive disclosure controls and procedures system is not necessary.

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

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The Company's board of directors currently consists of two people. The following information with respect to the principal occupation or employment, other affiliations and business experience during the last five years of the directors has been furnished to the Company by such directors. Except as indicated, the directors have had the same principal occupation for the last five years. The Company has no standing audit committee. Because the Company has no standing audit committee it does not have an audit committee financial expert serving on the audit committee.

         There have been no material changes to the procedures by which security holders may recommend nominees to the Company's board of directors.

NAME                       AGE      PRESENT PRINCIPAL OCCUPATION OR EMPLOYMENT
----                       ---      ------------------------------------------

Richard Astrom             56       Richard Astrom has been a director of the
                                    Company since 1994. Richard Astrom Secretary of Vacation Ownership and has served as one of its directors since September of 2001.
                                    Mr. Astrom has
                                    served as President and a director of
                                    Genesis Capital Corporation of Nevada since
                                    September of 2001 and a director of Prime
                                    Rate Investors, Inc. since August of 2002.

Christopher Astrom         32       Christopher Astrom has been a director of
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

EXECUTIVE OFFICERS

         The following individuals were serving as executive officers of the Company on February 5, 2004:

NAME                       AGE      POSITION WITH THE COMPANY

Richard Astrom.....         56      President and Chief Executive Officer

Christopher Astrom.         32      Vice President, Secretary and Chief
                                    Financial Officer

         Richard Astrom is Christopher Astrom's father. The Company does not have any employees besides Christopher Astrom and Richard Astrom.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than ten percent of the outstanding NRES Common Stock to file with the SEC and the Company reports on Form 4 and Form 5 reflecting transactions affecting beneficial ownership. Based solely upon its review of the copies of such forms received by it, the Company believes that, during fiscal year 2003, all persons complied with such filing requirements.

CODE OF ETHICS

         The Company has not yet adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company's two directors, Richard and Christopher Astrom, have chosen not to adopt such a code of ethics because they are also the Company's principal executive officer and principal financial officer, and also the Company's only two employees.

ITEM 10. EXECUTIVE COMPENSATION
         ----------------------

                           SUMMARY COMPENSATION TABLE


                                                                                 LONG-TERM
                                                                               COMPENSATION
    NAME AND PRINCIPAL POSITION                                                   AWARDS:
                                                                                SECURITIES
                                       YEAR        SALARY        BONUS      UNDERLYING OPTIONS        ALL OTHER
                                                 ANNUAL COMPENSATION (1)                             COMPENSATION
                                       ----      -----------------------    ------------------       ------------
Richard Astrom,
   President and
   Chief Executive Officer (2)         2003      $200,000 (4)        -               -                    -
                                       2002      $505,525 (5)        -               -                    -
                                       2001           -              -               -                    -

Christopher Astrom,
   Vice President, Secretary and
   Chief Financial Officer (3)         2003       $62,578            -               -                    -
                                       2002       $76,439            -               -                    -
                                       2001           -              -               -                    -


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


         (2) Richard Astrom joined the Company in 1994.

         (3) Christopher Astrom joined the Company in 1994.

         (4) Nearly all of the amount reflected above as compensation to Richard Astrom was paid to reimburse Richard Astrom for legal fees paid by him to Richard and Christopher Astrom's counsel who assisted Richard and Christopher Astrom with securities matters which also benefitted the Company.

         (5) Includes charge for management fees and write off for loan during the year ended September 30, 2002.

         Richard Astrom and Christopher Astrom are directors of the Company. Directors currently do not receive a stated salary from the Company for their service as members of the board of directors.

EMPLOYMENT AND SEPARATION AGREEMENTS

         The Company does not have any employment or separation agreements with either Christopher Astrom or Richard Astrom, the Company's only employees as of February 5, 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         To the Company's knowledge, the following table sets forth information with respect to beneficial ownership of outstanding NRES Common Stock as of January 21, 2004 by:
     o each person known by the Company to beneficially own more than 5% of the outstanding NRES Common Stock;
     o each of the Company's named executive officers; o each of the Company's directors; and
     o   all of the Company's executive officers and directors as a group.

         Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities as well as securities which the individual or group has the right to acquire within sixty days of the original filing of this Form 10-KSB. Unless otherwise indicated, the address for those listed below is c/o National Residential Properties, Inc., 6915 Red Road, Suite 222, Coral Gables, Florida 33143. Except as indicated by footnote, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of NRES Common Stock shown as beneficially owned by them. The number of shares of NRES Common Stock outstanding used in calculating the percentage for each listed person includes the shares of NRES Common Stock underlying options held by such persons that are exercisable within 60 days of January 21, 2004, but excludes shares of NRES Common Stock underlying options held by any other person. The number of shares of NRES Common Stock outstanding as of February 5, 2004 was 1,938,566,046. Except as noted otherwise, the amounts reflected below are based upon information provided to the Company and filings with the SEC.

NAME OF BENEFICIAL OWNER                                      NUMBER    PERCENT

                                                       SHARES BENEFICIALLY OWNED

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Nearly all of the amount paid to Richard Astrom as compensation was paid to reimburse him for legal fees paid by him to Richard and Christopher Astrom's counsel who assisted them with securities matters which also benefitted the Company.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

Exhibit
Number                                      Description

3.1*       Articles of Incorporation of the Company
3.2***     Certificate of Amendment to Articles of Incorporation of the Company
3.4*       Bylaws of the Company
4.1** 8% Series SPB Senior Subordinated Convertible Redeemable Debentures due November 3, 2002
4.2** 8% Series SPC Senior Subordinated Convertible Redeemable Debentures due April 12, 2003
4.3** 8% Series SPD Senior Subordinated Convertible Redeemable Debentures due October 17, 2003
10.1** Securities Subscription Agreement dated as of October 10, 2000 by and between 2217 Acquisition Inc. and Louvre Investors LLC, Yellow Stream Company LLC and Carlsbad LLC
10.2** Assignment and Assumption Agreement dated as of November 3, 2000 by and between 2217 Acquisition Inc. and National Residential Properties, Inc.
10.3** Securities Subscription Agreement dated as of April 12, 2001 by and between Connecticut Acquisition Corp. No. 1 and Louvre Investors LLC, Yellow Stream Company LLC and Carlsbad Capital LLC
10.4** Assignment and Assumption Agreement dated as of April 19, 2001 by and between Connecticut Acquisition Corp. 1 and National Residential Properties, Inc.
10.5** Securities Subscription Agreement dated as of October 17, 2001 by and between DC Power Products Acquisition Corp. and Equity Planners LLC, Sea Lion Investors LLC and Myrtle Holdings LLC
10.6** Assignment and Assumption Agreement dated as of November 5, 2001 by and between DC Power Acquisition Corp. and National Residential Properties, Inc.
10.7** Real Estate Purchase and Sale Agreement dated as of December 17, 2001 by and between Dennis Almendares and National Residential Properties, Inc.

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

         (b) Reports on Form 8-K:

         None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT AND NON-AUDIT FEES

        Aggregate fees for professional services rendered for the Company by Bagell, Josephs & Company, L.L.C for the fiscal years ended September 30, 2003 and 2002 are set forth below. The aggregate fees included in the Audit category are fees billed for the fiscal years for the audit of the Company's annual financial statements and review of financial statements and statutory and regulatory filings or engagements. The aggregate fees included in each of the other categories are fees billed in the fiscal years. (All references to "$" in this Proxy Statement are to United States dollars.)

                                          FISCAL YEAR 2003    FISCAL YEAR 2002

       AUDIT FEES                         $      37,500       $      28,000
       AUDIT-RELATED FEES                 $         -         $         -
       TAX FEES                           $       2,000       $       1,000
       ALL OTHER FEES                     $         -         $         -
                                          -------------       -------------
         TOTAL                            $      39,500       $      29,000


        Audit Fees for the fiscal years ended September 30, 2003 and 2002 were for professional services rendered for the audits of the consolidated financial statements of the Company, quarterly review of the financial statements included in Quarterly Reports on Form 10-Q, consents, and other assistance required to complete the year end audit of the consolidated financial statements.

        Audit-Related Fees as of the fiscal years ended September 30, 2003 and 2002 were for assurance and related services reasonably related to the performance of the audit or review of financial statements and not reported under the caption Audit Fees.

        Tax Fees as of the fiscal years ended September 30, 2003 and 2002 were for professional services related to tax compliance, tax authority audit support and tax planning.

       There were no fees that were classified as All Other Fees as of the fiscal years ended September 30, 2003 and 2002.

        As the Company does not have a formal audit committee, the services described above were not approved by the audit committee under the de minimus exception provided by Rule 2-01(c)(7)(i)(C) under Regulation S-X. Further, as the Company does not have a formal audit committee, the Company does not have audit committee pre-approval policies and procedures.

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

                             NATIONAL RESIDENTIAL PROPERTIES, INC.


                             By: /s/ RICHARD ASTROM
                                 ----------------------------------
                             Richard Astrom
                             President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 5, 2004:

SIGNATURE                               TITLE(S)

/s/  RICHARD ASTROM        President, Chief Executive Officer and Director
Richard Astrom

/s/  CHRISTOPHER ASTROM    Vice President, Chief Financial Officer, Secretary
Christopher Astrom                and Director