Form 10QSB
period 2003-12-31
NATIONAL RESIDENTIAL PROPERTIES NV INC
filed 2004-02-17
CIK 1096840

UNITED STATES
                             WASHINGTON, D.C. 20549
                       SECURITIES AND EXCHANGE COMMISSION

                                   FORM 10-QSB

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                                 ---------------
                                     0-27159

                            (COMMISSION FILE NUMBER)

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes|X| No |_|

As of February 12, 2004, there were 1,938,566,046 shares of the Registrant's Common Stock, $.001 par value per share, outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes|_| No|X|

                      NATIONAL RESIDENTIAL PROPERTIES, INC.
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

                                TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION.................................................3

         ITEM 1.  FINANCIAL STATEMENTS........................................3

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..20

         RISK FACTORS........................................................28

         ITEM 3.  CONTROLS AND PROCEDURES....................................31

PART II  OTHER INFORMATION...................................................32

         ITEM 1.  LEGAL PROCEEDINGS..........................................32

         ITEM 2.  CHANGES IN SECURITIES INCREASES IN AUTHORIZED SHARES.......32

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES............................33

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........33

         ITEM 5.  OTHER INFORMATION..........................................33

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...........................33

SIGNATURES...................................................................35



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

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

              NATIONAL RESIDENTIAL PROPERTIES, INC AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003

                                     ASSETS
                                     ------
  Cash and cash equivalents                                        $294,156

  Inventory - real estate holdings                                3,004,885

  Fixed assets, net of depreciation                                  30,214

  Loan origination fees, net                                         75,274

  Mortgage receivable and other                                     255,560

  Investment securities                                               2,523

  Deposits                                                           10,925
                                                                ------------

TOTAL ASSETS                                                     $3,673,537
                                                                ============



























The accompanying notes are an integral part of the condensed consolidated financial statements.

              NATIONAL RESIDENTIAL PROPERTIES, INC AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED)
                                DECEMBER 31, 2003

        LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY (DEFICIT)
        ----------------------------------------------------------------

LIABILITIES
  Accounts payable and accrued expenses                             $47,796
  Debentures payable                                                199,202
  Notes and mortgages payable                                     1,921,358
                                                                ------------

      TOTAL LIABILITIES                                           2,168,356
                                                                ------------

TEMPORARY EQUITY                                                  4,417,938
                                                                ------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common Stock, $.001 Par Value; 1,000,000 shares
    authorized and 1,000,000 shares issued and outstanding,
    respectively                                                      1,000
  Common Stock Class A Voting, $.001 Par Value; 0
      shares authorized and 0 shares issued and outstanding               -
  Additional Paid-in Capital                                      3,606,580
  Deficit                                                        (6,520,337)
                                                                ------------

      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                       (2,912,757)
                                                                ------------

TOTAL LIABILITIES, TEMPORARY EQUITY AND
   STOCKHOLDERS' EQUITY (DEFICIT)                                $3,673,537
                                                                ============






















The accompanying notes are an integral part of the condensed consolidated financial statements.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002
                                                     2003            2002
                                                 ------------    ------------

OPERATING REVENUES
  Revenue                                            $38,151      $3,521,451

COST OF SALES                                              -       4,345,639
                                                 ------------    ------------

GROSS PROFIT (LOSS)                                   38,151        (824,188)
                                                 ------------    ------------

OPERATING EXPENSES
   Professional fees and compensation expenses       187,172         160,855
   Advertising                                         2,130               -
   Travel and automobile expenses                     16,775           7,803
   Telephone and utilities                             2,517           2,078
   Real estate taxes and property maintenance          6,565           3,163
   Office expenses                                     4,527           1,991
   Miscellaneous                                       7,830           2,537
   Depreciation and amortization                       7,316           2,785
                                                 ------------    ------------
       TOTAL OPERATING EXPENSES                      234,832         181,212
                                                 ------------    ------------

INCOME (LOSS) BEFORE OTHER INCOME (EXPENSE)         (196,681)     (1,005,400)

OTHER INCOME (EXPENSE)
   Interest expense                                   (5,316)         (4,599)
   Interest income                                     5,592              18
                                                 ------------    ------------
       TOTAL OTHER INCOME (EXPENSE)                      276          (4,581)
                                                 ------------    ------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES         $(196,405)    $(1,009,981)
PROVISION FOR INCOME TAXES                                 -               -
                                                 ------------    ------------

NET LOSS APPLICABLE TO COMMON SHARES               $(196,405)    $(1,009,981)
                                                 ============    ============

NET LOSS PER BASIC AND DILUTED SHARES              $(0.19641)      $(1.00998)
                                                 ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                             1,000,000       1,000,000
                                                 ============    ============






The accompanying notes are an integral part of the condensed consolidated financial statements.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002

                                                                    2003             2002
                                                                ------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                       $(196,405)     $(1,009,981)
                                                                ------------    -------------
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
PROVIDED BY (USED IN) OPERATING ACTIVITIES:
     Depreciation and amortization                                    7,316            2,785

  CHANGES IN ASSETS AND LIABILITIES
     (Increase) decrease in inventory - real estate holdings        (32,465)       4,014,277
     (Increase) in escrow receivable                                      -         (462,741)
     (Increase) in deposits                                          (2,200)               -
     Increase (decrease) in accounts payable and
       and accrued expenses                                         (44,628)           4,848
                                                                ------------    -------------
     Total adjustments                                              (71,977)       3,559,169
                                                                ------------    -------------

     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (268,382)       2,549,188
                                                                ------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
    (Acquisition) disposal of fixed assets - net                     (1,590)               -
    Loans to/from others                                                  -          138,200
    (Increase) decrease in mortgage and notes receivable           (221,924)          16,876
                                                                ------------    -------------

     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           (223,514)         155,076
                                                                ------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net change in notes and mortgages payable                        (8,663)      (3,154,972)
                                                                ------------    -------------
        NET CASH (USED IN) FINANCING ACTIVITIES                      (8,663)      (3,154,972)
                                                                ------------    -------------

NET (DECREASE) IN
    CASH AND CASH EQUIVALENTS                                      (500,559)        (450,708)

CASH AND CASH EQUIVALENTS -
    BEGINNING OF PERIOD                                             794,715          481,609
                                                                ------------    -------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                          $294,156          $30,901
                                                                ============    =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

CASH PAID DURING THE PERIOD FOR:
    Interest expense                                                 $1,336             $619
                                                                ============    =============

The accompanying notes are an integral part of the condensed consolidated financial statements.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002

                                COMMON STOCK              CLASS A COMMON STOCK
                                                                                     ADDITIONAL
                                                                                      PAID-IN      ACCUMULATED
                               SHARES          AMOUNT         SHARES        AMOUNT    CAPITAL        DEFICIT           TOTALS
                             ---------------------------------------------------------------------------------------------------

Balance, September 30, 2002  1,000,000         $1,000              -             $-    $3,606,580    $(4,197,046)     $(589,466)
                             ---------------------------------------------------------------------------------------------------

Net loss                             -              -              -              -             -     (1,009,981)    (1,009,981)
                             ---------------------------------------------------------------------------------------------------

Balance, December 31, 2002   1,000,000         $1,000              -             $-    $3,606,580    $(5,207,027)   $(1,599,447)
                             ===================================================================================================

Balance, September 30, 2003  1,000,000         $1,000              -             $-    $3,606,580    $(6,323,932)   $(2,716,352)

Net loss                             -              -              -              -             -       (196,405)      (196,405)
                             ---------------------------------------------------------------------------------------------------

Balance, December 31, 2003   1,000,000         $1,000              -             $-    $3,606,580    $(6,520,337)   $(2,912,757)
                             ===================================================================================================


























The accompanying notes are an integral part of the condensed consolidated financial statements.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TEMPORARY EQUITY
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002


                                        COMMON STOCK            CLASS A COMMON STOCK        DISCOUNT      ADDITIONAL
                                                                                                           PAID-IN
                                                                                                           CAPITAL
                                  SHARES         AMOUNT       SHARES        AMOUNT                                      TOTALS
                              ----------------------------------------------------------------------------------------------------

Balance, September 30, 2002   1,937,566,046     $1,937,566    1,000,000         $1,000     ($687,311)    $3,166,683     $4,417,938
                              ----------------------------------------------------------------------------------------------------

No activity
                              ----------------------------------------------------------------------------------------------------

Balance, December 31, 2002    1,937,566,046     $1,937,566    1,000,000         $1,000     ($687,311)    $3,166,683     $4,417,938
                              ====================================================================================================

Balance, September 30, 2003   1,937,566,046     $1,937,566    1,000,000         $1,000     ($687,311)    $3,166,683     $4,417,938

No activity
                              ----------------------------------------------------------------------------------------------------

Balance, December 31, 2003    1,937,566,046     $1,937,566    1,000,000         $1,000     ($687,311)    $3,166,683     $4,417,938
                              ====================================================================================================

























The accompanying notes are an integral part of the condensed consolidated financial statements.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002
                                   (UNAUDITED)

NOTE 1 -          ORGANIZATION AND BASIS OF PRESENTATION
                  --------------------------------------

                  The condensed consolidated unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the September 30, 2003 audited consolidated financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

                  NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002
                                   (UNAUDITED)

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

                  In contemplation of the financing of this project, on April 12, 2001, Connecticut Acquisition, obtained a loan from accredited investors evidenced by its 8% Series A Senior Subordinated Convertible Redeemable Debentures due April 13, 2003 (the "Connecticut Acquisition Debentures"), which were convertible from time to time into shares of Connecticut Acquisition's Class A Common Stock. On May 8, 2001, following the acquisition of the Hebron Parcel, Connecticut Acquisition was merged into the Company. As a result, all rights and obligations of Connecticut Acquisition inured to the benefit of and became binding upon the Company. Pursuant to the merger, the Connecticut Acquisition Debentures were surrendered and canceled, and new debentures, identical to the Connecticut Acquisition Debentures, together with accompanying conversion rights into authorized but unissued shares of the Company's common stock, par value $.001.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002
                                   (UNAUDITED)

NOTE 1-           ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)
                  --------------------------------------------------

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

                  In October 2003, the Company began lending money to individuals in the form of mortgage notes. The Company acts as broker on some of these transactions and receives loan origination fees for its services.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002
                                   (UNAUDITED)

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

                  The Company also recognizes revenue from loan origination fees upon the closing of the various mortgages they provide.

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

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002
                                   (UNAUDITED)


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


                  ADVERTISING

                  Costs of advertising are expensed as incurred. Advertising costs were $2,130 and $0 for the three months ended December 31, 2003 and 2002, respectively.



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

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002
                                   (UNAUDITED)

NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
                  ------------------------------------------------------

                  The following is a reconciliation of the computation for basic and diluted EPS:

                                                                 December 31,     December 31,
                                                                     2003             2002
                                                                 ------------    -------------

         Net Loss                                                 $ (196,405)    $ (1,009,981)
                                                                 ------------    -------------
         Weighted-average common shares outstanding (Basic)        1,000,000        1,000,000

         Weighted-average common stock equivalents:
           Stock options                                                   -                -
           Warrants                                                        -                -

         Weighted-average common shares outstanding (Diluted)      1,000,000        1,000,000

         Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive.

         There are no options and warrants outstanding to purchase stock at December 31, 2003 and 2002.


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

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002
                                   (UNAUDITED)

NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
                  ------------------------------------------------------


                  Dividends on marketable equity securities are recognized in income when declared. Realized gains and losses are included in income. Realized gains and losses are determined on the basis of the actual cost of the securities sold.

                  FAIR VALUE OF FINANCIAL INSTRUMENTS

                  The carrying amount reported in the condensed consolidated balance sheets for cash and cash equivalents, mortgages receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for notes and mortgages payable approximates fair value because, in general, the fair value of the notes and mortgages payable is estimated based on interest rates for the same or similar debt offered to the Company having the same or similar remaining maturities and collateral requirements.


                  LOAN ORIGINATION FEES

                  Represent fees in connection with obtaining mortgages on the various properties. The loan origination fees are being amortized straight-line over a five-year period. Amortization expense for the three months ended December 31, 2003 and 2002 is $4,409 and $0, respectively.

                  RECLASSIFICATIONS

                  Certain amounts for the three months ended December 31, 2002 have been reclassified to conform with the presentation of the December 31, 2003 amounts. The reclassifications have no effect on net income for the three months ended December 31, 2002.

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

NOTE 4-           MORTGAGES RECEIVABLE AND OTHER
                  ------------------------------

                  Represents amounts due from individuals who purchased property from the Company or amounts due from individuals the Company loaned money to in the form of mortgages. Amounts due at December 31, 2003 were $255,560.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002
                                   (UNAUDITED)



NOTE 5-           FIXED ASSETS
                  ------------

                  Fixed assets consist of the following at December 31, 2003:


                  Office Equipment and other                 $    23,905
                  Vehicles                                        31,509
                                                                  ------
                  Subtotal                                        55,414
                  Accumulated Depreciation                       (25,200)
                                                             ------------

                                                   Total     $    30,214
                                                             ===========

                  Depreciation expense was $2,907 and $2,785 for the three months ended December 31, 2003 and 2002, respectively.

NOTE 6-           MORTGAGES AND NOTES PAYABLE
                  ---------------------------

                  Mortgages and notes payable consist of the following at December 31, 2003:

                  The Company has various mortgages and construction loans payable aggregating $1,921,358 at December 31, 2003. These amounts are payable at various times ranging through December 31, 2004, bearing interest at various rates ranging from 7% through 14% per year. The mortgages and construction notes are secured by the land and buildings held for development by the Company

NOTE 7-           CONVERTIBLE DEBENTURES PAYABLE
                  ------------------------------

                  The Company has convertible debentures outstanding at December 31, 2003 in the amount of $199,202. These debentures accrue interest at 8% per annum. These debentures matured along with the related interest at November 2003, however, no repayments or further conversions were made. The debentures are convertible at the discretion of the investors pursuant to the convertible debenture agreement.

                  Interest expense for the three months ended December 31, 2003 and 2002 relating to the debentures were $3,980, respectively.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002
                                   (UNAUDITED)
                  .

NOTE 8-           ACQUISITIONS
                  ------------

                  On February 10, 2000, the Company acquired MAS XV Acquisitions Corp. for 1,500,000 shares of its common stock valued at $.19 per share or $285,000. Additionally, on April 1, 2000, the Company acquired 80% of Encore Services, Inc. for 250,000 shares of its common stock valued at $33,750. The Company restated its September 30, 2000 consolidated financial statements and expensed the entire amounts of these acquisitions because they were determined to have no value. Both companies had no assets or liabilities upon the purchase.

                  On May 8, 2001, the Company merged with Connecticut Acquisition Corp. No. 1 and acquired a parcel of land in Hebron, Connecticut. This parcel of land was subsequently conveyed on October 31, 2001 to Genesis Capital Corporation of Nevada, an entity related to the Company through common officers and directors.

                  DC Power merged into the Company on November 1, 2001.


NOTE 9-           CONTINGENCY/UNCERTAINTY
                  -----------------------

                  The Company during the year ended September 30, 2001, became aware that some or all of certain changes to its capital structure were not validly adopted by the Company's board of directors, approved by the Company's shareholders, or filed with the Secretary of State of the State of Nevada as required by the laws of the State of Nevada. As a result, it appears that the Company never has been authorized to issue more than 1,000,000 shares of its common stock. All shares of the Company's common stock issued in excess of 1,000,000 shares appear to have been issued in excess of the Company's authorized amount, therefore, these shares have been reclassified to temporary equity (See Note 10).

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

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 2003 AND 2002
                                   (UNAUDITED)


NOTE 9-           CONTINGENCY/UNCERTAINTY (CONTINUED)
                  ----------------------------------

                  The Company expects to reclassify certain amounts from temporary equity to permanent stockholders' equity after curing any over issuances of its common stock pursuant to
                  Section 13 of the Securities Act.


NOTE 10-          TEMPORARY EQUITY
                  ----------------

                  The Company has recorded on its balance sheet as a temporary equity account for those securities issued that may not be in compliance with the registration provisions of Section 5 of the Securities Act of 1933, as amended and for the issuance of common stock issued above its authorized amount. All related amounts that were previously included in common stock and additional paid-in capital of the permanent stockholders' equity (deficit) section have been reclassified to temporary equity as their redemption may not be solely within the control of the issuer. Temporary equity at December 31, 2003 and 2002, were $4,417,938 and $4,417,938, respectively.
                  Substantially all the shares issued in connection with the conversion of debentures have been reclassified as temporary equity.

NOTE 11-          STOCKHOLDERS' EQUITY (DEFICIT)
                  ------------------------------

                  As of December 31, 2003 and 2002, there were 1,000,000 shares authorized shares, and 1,000,000 shares issued and outstanding of the Company's common stock with a par value of $.001.

                  The Company issued 843,265,695 shares of common stock for the three months ended December 31, 2001, and there have been no issuances of common stock since this time period. These shares are recorded in temporary equity (See Note 10). All of these shares were issued in excess of authorized limits.

                  As of December 31, 2003 and 2002, there were 0 shares authorized and 0 shares issued and outstanding of the Company's Class A Voting common stock with a par value of $.001. (See Note 9).

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 2003 AND 2002
                                   (UNAUDITED)

NOTE 12-          INCOME TAXES
                  ------------

                  There was no income tax benefit recognized at December 31, 2003 and 2002.

                  The net deferred tax assets in the accompanying condensed consolidated balance sheet include benefit of utilizing net operating losses of approximately $2,175,000 (at December 31, 2003), however due to the uncertainty of utilizing the net operating losses, an offsetting valuation allowance has been established.


NOTE 13-          LITIGATION
                  ----------

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

         THE COMPANY CAUTIONS INVESTORS THAT ITS BUSINESS AND FINANCIAL PERFORMANCE ARE SUBJECT TO SUBSTANTIAL RISKS AND UNCERTAINTIES. IN EVALUATING THE COMPANY'S BUSINESS, PROSPECTIVE INVESTORS SHOULD CAREFULLY CONSIDER THE INFORMATION SET FORTH IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED SEPTEMBER 30, 2003 UNDER THE CAPTION "RISK FACTORS" IN ADDITION TO THE OTHER INFORMATION SET FORTH HEREIN.

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

     o The Company currently is a land development company that purchases zoned, but undeveloped real property, develops architectural plans for the real property, obtains building permits for the real property and subsequently sells the real property when it is ready for development. During the period ended December 31, 2003, the Company commenced operations as a mortgage lender.

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

CURRENT OPERATIONS

         OVERVIEW

         From 1999 until 2002, the Company's business focused on residential real estate development and building construction services, and in particular on acquiring properties suitable for development as multifamily housing or multiple unit single family development tracts. During this time period, the Company purchased four parcels of land for apartment construction and one 20-acre citrus grove for subdivision development. The properties still held by the Company are described below in detail along with the status of each project. During the period ended December 31, 2003, the Company commenced operations as a mortgage lender.

         BARCELONA APARTMENTS

         On this property, located in Miami, Florida and purchased in 2000, the Company intended to construct 70 rental apartments. Litigation relating to the Barcelona Apartments is discussed under "Part II, Item 1 - Legal Proceedings". The Company's July 31, 2002 contract to sell this property to Antonio Sarmiento fell through. The Company is currently continuing its efforts to sell this property. The Company entered into an agreement for purchase and sale with Salomon Yuken to sell the Barcelona Apartments to Salomon Yuken on January 10, 2003. On May 8, 2003, the Company and Salomon Yuken entered into an amendment to the agreement for purchase and sale. In June 2003, the Company and Salomon Yuken entered into a second amendment to the agreement for purchase and sale which, among other things, extended the closing date to October 31, 2003. A $100,000 deposit has been paid to the Company by Salomon Yuken. The closing date was subsequently extended to the end of February 2004 and the Company's management expects the transaction to close by that time.

         RESIDENCES AT BAY HARBOR

         The Bay Harbor property, located on Bay Harbor Island, Florida, was purchased by the Company in 2000, for $850,000. The Company intended to construct a 15-story, 60 unit apartment building on the Bay Harbor property and intended for Encore Builders to handle the construction. Immediately after closing the acquisition of the land, the Company applied for a building permit, but to this date, the permit has not been obtained due to various neighborhood objections to construction. The initial business plan called for the building to be sold as a condominium project for $18 million, with construction costs at approximately $12 million. Due to the Company's relations with Encore Builders and the difficulties with the building permit, the Company chose not to construct the building and instead, on December 17, 2001, chose to resell the land for $2.2 million to Dennis Almandares, an independent third party. The transaction contemplated by this agreement did not close, and the Company subsequently entered into a purchase and sale agreement dated as of May 20, 2002 to sell this property to Gateway Mortgage Bankers, Inc. for $2.3 million. The Company expected to close this transaction in September of 2002 or upon the issuance of a building permit by the city building department for a 15-story building but was unable to obtain the required building permit. Subsequently, the Company filed a complaint against the Town of Bay Harbor. The Company believes that, unless settled, the matter will go to trial in the summer of 2004. The Company does not expect the transaction to close until the litigation has been completed. See "Part II, Item 1 - Legal Proceedings" for a discussion of the related litigation.

RESULTS OF OPERATIONS

         THE FOLLOWING IS A DISCUSSION OF THE CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002, WHICH SHOULD BE READ IN CONJUNCTION WITH, AND IS QUALIFIED IN ITS ENTIRETY BY, THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.


         For the three months ended December 31, 2002, the Company incurred net loss of $1,009,981, compared to net loss of $196,405 for the comparable 2003 period. The difference is primarily due to the fact that during the period ended December 31, 2002, the Company recorded sales of property in which the cost of sale exceeded the revenues generated therefrom. During the period ended December 31, 2003, the Company did not sell any real property

         Total revenues were $3,521,451 for the period ended December 31, 2002, as compared to $38,151 for the period ended December 31, 2003. This 99% decrease is due to the fact that the Company did not dispose of its real estate property in the period ended December 31, 2003..

OPERATING EXPENSES

         TRAVEL AND AUTOMOBILE EXPENSES

         Travel and automobile expenses totaled $7,803 and $16,775 for the quarterly periods ended December 31, 2002 and 2003, respectively. The reason for this 115% increase in cost is due to increased travel relating to the Company's efforts to expand its business.

         DEPRECIATION

         Depreciation and amortization expenses totaled $2,785 and $7,316 for the quarterly periods ended December 31, 2002 and 2003, respectively. This 163% increase was due to the amortization of loan origination fees in connection with the payment of a loan relating to real property.

LIQUIDITY AND CAPITAL RESOURCES

         To date, the Company has financed its operations primarily through mortgage debt and the sale of NRES Common Stock issued through converting the NRES Debentures. At December 31, 2003, the Company had $294,156 in cash and cash equivalents, an increase of $263,255 from December 31, 2002. The amount of cash and cash equivalents held by the Company fluctuated as the Company sold parcels of real property. The amount of cash and cash equivalents held by the Company desreased approximately $500,000 from the period ended September 30, 2003. The Company made no acquisitions of real estate either in the period ended December 31, 2002, or December 31, 2003.

         The Company earned $155,076 from investing activities for the period ended December 31, 2002, as compared to $223,514 used in the period ended December 31, 2003. Net cash used in financing activities was $3,154,972 for the period ended December 31, 2002, as compared to $8,663 used in the period ended December 31, 2003. This decrease in net cash used in financing activities is attributable to the Company's repayment of mortgage debt upon the disposition of real property.

         The Company had a net cash flow of $2,549,188 from operating activities for the period ended December 31, 2002 as compared to negative net cash flow of $268,382 for the period ended December 31, 2003. This decrease in cash flow from operating activities is primarily due to the Company recording the sale of its parcels of real property during the period ended December 31, 2002.

         The Company had stockholders' deficit of $2,912,757 at December 31, 2003 as compared to $1,599,447 for the year ended December 31, 2002. The Company's determination that it has issued shares in excess of its authorized amount resulted in the Company's determination to continue to classify all shares issued in excess of 1 million as temporary equity.

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

OUTLOOK

         The Company invested substantial funds in its previous projects, but only realized material profits from these projects upon the sale of the real estate. While the Company entered into agreements to sell its remaining properties, it cannot guarantee these transactions will close or that the two sales will occur in a timely fashion. If the Company is unable to close its disposition transactions on these properties, the Company may not be able to realize additional revenues. Further, the Company faces litigation with respect to the Conquistador Plaza project resulting from the termination of the project's contractor, a former subsidiary of the Company whose president was a director of the Company. See "Part II, Item 1 - Legal Proceedings."

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

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

  Exhibit
  Number    Description
----------  ------------------------------------------------------------------

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

  Exhibit
  Number    Description
----------  ------------------------------------------------------------------
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

                                NATIONAL RESIDENTIAL PROPERTIES, INC.

Date:  February 17, 2004        By:    /s/ Richard Astrom
                                       ----------------------------
                                       Richard Astrom
                                       President, Chief Executive Officer
                                       and Director

Date:  February 17, 2004        By:    /s/ Christopher Astrom
                                       -------------------------------------
                                       Christopher Astrom
                                       Vice President, Chief Financial Officer,
                                       Secretary and Director