Form 10QSB
period 2004-03-31
NATIONAL RESIDENTIAL PROPERTIES NV INC
filed 2004-05-17
CIK 1096840

UNITED STATES
                             WASHINGTON, D.C. 20549
                       SECURITIES AND EXCHANGE COMMISSION

                                   FORM 10-QSB

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                                 ---------------
                                     0-27159

                            (COMMISSION FILE NUMBER)

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes|X| No |_|

As of May 17, 2004, there were 1,938,566,046 shares of the Registrant's Common Stock, $.001 par value per share, outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes|_| No|X|

                      NATIONAL RESIDENTIAL PROPERTIES, INC.
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION.................................................3

         ITEM 1.  FINANCIAL STATEMENTS........................................3

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..20

         RISK FACTORS........................................................22

         ITEM 3.  CONTROLS AND PROCEDURES....................................30

PART II  OTHER INFORMATION...................................................31

         ITEM 1.  LEGAL PROCEEDINGS..........................................31

         ITEM 2.  CHANGES IN SECURITIES INCREASES IN AUTHORIZED SHARES.......31

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES............................32

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........32

         ITEM 5.  OTHER INFORMATION..........................................32

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...........................32

SIGNATURES...................................................................34



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

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

              NATIONAL RESIDENTIAL PROPERTIES, INC AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2004

                                     ASSETS
                                     ------

  Cash and cash equivalents                                 $ 116,366

  Inventory - real estate holdings                          1,745,558

  Fixed assets, net of depreciation                            34,134

  Loan origination fees, net                                   43,835

  Mortgage receivable and other                               171,408

  Other receivables                                           113,866

  Investment securities                                         2,523

  Deposits and other assets                                    15,925
                                                      --------------------
TOTAL ASSETS                                               $2,243,615
                                                      ====================



























The accompanying notes are an integral part of the condensed consolidated financial statements.

              NATIONAL RESIDENTIAL PROPERTIES, INC AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED)
                                 MARCH 31, 2004

        LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY (DEFICIT)
        ----------------------------------------------------------------

LIABILITIES
  Accounts payable and accrued expenses                                                 $26,812
  Debentures payable                                                                    199,202
  Notes and mortgages payable                                                           781,981
                                                                                -----------------

      TOTAL LIABILITIES                                                               1,007,995
                                                                                -----------------

TEMPORARY EQUITY                                                                      4,417,938
                                                                                -----------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common Stock, $.001 Par Value; 1,000,000 shares
    authorized and 1,000,000 shares issued and outstanding,
    respectively                                                                          1,000
  Common Stock Class A Voting, $.001 Par Value; 0
      shares authorized and 0 shares issued and outstanding                                   -
  Additional Paid-in Capital                                                          3,606,580
  Deficit                                                                            (6,789,898)
                                                                                -----------------

      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                           (3,182,318)
                                                                                -----------------

TOTAL LIABILITIES, TEMPORARY EQUITY AND
   STOCKHOLDERS' EQUITY (DEFICIT)                                                    $2,243,615
                                                                                =================






















The accompanying notes are an integral part of the condensed consolidated financial statements.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED MARCH 31, 2004 AND 2003

                                                   SIX MONTHS ENDED                          THREE MONTHS ENDED
                                             MARCH 31,            MARCH 31,            MARCH 31,            MARCH 31,
                                               2004                 2003                 2004                 2003
                                               ----                 ----                 ----                 ----

OPERATING REVENUES
  Revenue                                    $1,610,403           $3,542,902           $1,572,251              $21,451
  Cost of sales                              (1,471,084)          (4,345,639)          (1,471,084)                   -
                                          ---------------- -------------------- -------------------- --------------------
GROSS PROFIT                                    139,319             (802,737)             101,167               21,451
                                          ---------------- -------------------- -------------------- --------------------

OPERATING EXPENSES
   Professional fees and compensation
   expenses                                     471,608              286,775              284,435              125,920
   Advertising                                    3,247                3,845                1,117                3,845
   Travel and automobile expenses                43,413               21,507               26,538               13,704
   Telephone and utilities                        6,885                3,412                4,368                1,334
   Real estate taxes and property
   maintenance                                   15,574                8,062                9,010                4,899
   Office expenses                               10,380                9,494                5,853                7,503
   Miscellaneous                                 13,811                7,038                5,980                4,501
   Depreciation and amortization                 41,898                6,145               34,582                3,360
                                          ---------------- -------------------- -------------------- --------------------
       TOTAL OPERATING EXPENSES                 606,816              346,278              371,883              165,066
                                          ---------------- -------------------- -------------------- --------------------

LOSS BEFORE OTHER INCOME (EXPENSE)             (467,497)          (1,149,015)            (270,716)            (143,615)
OTHER INCOME (EXPENSE)
   Interest expense                             (10,739)              (9,608)              (5,423)              (5,009)
   Interest income                               12,270                   35                6,679                   17
                                          ---------------- -------------------- -------------------- --------------------
       TOTAL OTHER INCOME (EXPENSE)               1,531               (9,573)               1,256               (4,992)
                                          ---------------- -------------------- -------------------- --------------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES    $(465,966)         $(1,158,588)           $(269,460)           $(148,607)
PROVISION FOR INCOME TAXES                            -                    -                    -                    -
                                          ---------------- -------------------- -------------------- --------------------

NET LOSS APPLICABLE TO COMMON SHARES          $(465,966)         $(1,158,588)           $(269,460)           $(148,607)
                                          ================ ==================== ==================== ====================

NET LOSS PER BASIC AND DILUTED SHARES            $(0.46)            $(1.1586)            $(0.2695)            $(0.1486)
                                          ================ ==================== ==================== ====================

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                        1,000,000            1,000,000            1,000,000            1,000,000
                                          ================ ==================== ==================== ====================

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 2004 AND 2003

                                                                  2004              2003
                                                            ------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                      $(465,966)     $(1,158,588)
                                                            ------------------------------------
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
     Depreciation and amortization                                  41,898            6,145

  CHANGES IN ASSETS AND LIABILITIES
     Decrease in inventory - real estate holdings                1,226,862        3,907,992
     (Increase) in escrow receivable                                     -         (462,741)
     (Increase) in deposits                                         (7,200)               -
     Increase (decrease) in accounts payable and
       and accrued expenses                                        (65,612)          13,843
                                                            ------------------------------------
     Total adjustments                                           1,195,948        3,465,239
                                                            ------------------------------------

     NET CASH PROVIDED BY OPERATING ACTIVITIES                     729,982        2,306,651
                                                            ------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    (Acquisition) of fixed assets                                   (8,653)               -
    Loans to/from others                                                 -          207,550
    (Increase) decrease in mortgage and notes receivable          (137,772)          42,301
                                                            ------------------------------------

     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES          (146,425)         249,851
                                                            ------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Payment of loan origination costs                                    -          (34,507)
    Net change in notes and mortgages payable                   (1,261,906)      (2,936,553)
                                                            ------------------------------------
        NET CASH (USED IN) FINANCING ACTIVITIES                 (1,261,906)      (2,971,060)
                                                            ------------------------------------

NET (DECREASE) IN
    CASH AND CASH EQUIVALENTS                                     (678,349)        (414,558)

CASH AND CASH EQUIVALENTS -
    BEGINNING OF PERIOD                                            794,715          481,609
                                                            ------------------------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                         $116,366          $67,051
                                                            ====================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

CASH PAID DURING THE PERIOD FOR:
    Interest expense                                                $2,779           $1,648
                                                            ====================================

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                FOR THE SIX MONTHS ENDED MARCH 31, 2004 AND 2003

                                                                    CLASS A              ADDITIONAL
                                      COMMON STOCK                COMMON STOCK            PAID-IN     ACCUMULATED
                                  SHARES         AMOUNT       SHARES         AMOUNT       CAPITAL       DEFICIT       TOTALS
                               ------------- ------------- ------------- ------------- ------------- ------------- -------------

                               ------------- ------------- ------------- ------------- ------------- ------------- -------------
Balance, September 30, 2002       1,000,000   $     1,000             -   $         -   $ 3,606,580   $(4,197,046)  $  (589,466)
Net loss                                  -             -             -             -             -    (1,158,588)   (1,158,588)
                               ------------- ------------- ------------- ------------- ------------- ------------- -------------
Balance, March 31, 2003           1,000,000   $     1,000             -   $         -   $ 3,606,580   $(5,355,634)  $(1,748,054)

                               ============= ============= ============= ============= ============= ============= =============
Balance, September 30, 2003       1,000,000   $     1,000             -   $         -   $ 3,606,580   $(6,323,932)  $(2,716,352)
Net loss                                  -             -             -             -             -      (465,966)     (465,966)
                               ------------- ------------- ------------- ------------- ------------- ------------- -------------
Balance, March 31, 2004           1,000,000   $     1,000             -   $         -   $ 3,606,580   $(6,789,898)  $(3,182,318)
                               ============= ============= ============= ============= ============= ============= =============
































The accompanying notes are an integral part of the condensed consolidated financial statements.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TEMPORARY EQUITY
                FOR THE SIX MONTHS ENDED MARCH 31, 2004 AND 2003


                                                               CLASS A
                                     COMMON STOCK            COMMON STOCK
                            ---------------------------- -------------------- ----------- ---------------- ------------- -----------
                                                                                            ADDITIONAL      ACCUMULATED
                               SHARES          AMOUNT      SHARES     AMOUNT    DISCOUNT  PAID-IN CAPITAL     DEFICIT      TOTALS
                            --------------- ------------ ----------- -------- ----------- ---------------- ------------- -----------

Balance, September 30, 2002  1,937,566,046   $1,937,566   1,000,000   $1,000   $(687,311)    $3,166,683              -    4,417,938

No activity                              -            -           -        -           -              -                           -
                            --------------- ------------ ----------- -------- ----------- ----------------              ------------
Balance, March 31, 2003      1,937,566,046   $1,937,566   1,000,000   $1,000   $(687,311)    $3,166,683                  $4,417,938
                            =============== ============ =========== ======== =========== ================              ============

Balance, September 30, 2003  1,937,566,046   $1,937,566   1,000,000   $1,000   $(687,311)    $3,166,683              -    4,417,938

No activity                              -            -           -        -           -              -                           -
                            --------------- ------------ ----------- -------- ----------- ----------------              ------------
Balance, March 31, 2004      1,937,566,046   $1,937,566   1,000,000   $1,000   $(687,311)    $3,166,683                  $4,417,938
                            =============== ============ =========== ======== =========== ================              ============

























The accompanying notes are an integral part of the condensed consolidated financial statements.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

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

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2004 AND 2003
                                   (UNAUDITED)



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

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

NOTE 1-        ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

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

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
                  ------------------------------------------

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

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

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

                  Advertising

                  Costs of advertising are expensed as incurred. Advertising costs were $3,247 and $3,845 for the six months ended March 31, 2004 and 2003, respectively.

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

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
                  ------------------------------------------------------

                  The following is a reconciliation of the computation for basic and diluted EPS:

                                                                               March 31,          March 31,
                                                                                 2004               2003
                                                                        ----------------    ---------------

                  Net Loss                                                   $ (465,966)      $ (1,158,588)
                                                                        ----------------    ---------------

                  Weighted-average common shares outstanding (Basic)          1,000,000          1,000,000

                  Weighted-average common stock equivalents:
                    Stock options                                                     -                  -
                    Warrants                                                          -                  -

                  Weighted-average common shares outstanding (Diluted)        1,000,000          1,000,000

                  Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive.

                  There are no options and warrants outstanding to purchase stock at March 31, 2004 and 2003.

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

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

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

                  Loan Origination Fees

                  Represent fees in connection with obtaining mortgages on the various properties. The loan origination fees are being amortized straight-line over a five-year period. When the loans are paid off, the Company recognizes the entire loan origination fee as amortization expense. Amortization expense for the six months ended March 31, 2004 and 2003 is $35,849 and $575, respectively.

                  Reclassifications

                  Certain amounts for the six months ended March 31, 2003 have been reclassified to conform with the presentation of the March 31, 2004 amounts. The reclassifications have no effect on net income for the six months ended March 31, 2003.

NOTE 3 -          INVENTORY - REAL ESTATE HOLDINGS
                  --------------------------------

                  Inventory consists of residential single family homes held for resale and land held for development and is valued at the lower of cost or market value. Cost includes acquisition, renovation and carrying costs specifically identified with each unit.

NOTE 4-  MORTGAGES RECEIVABLE AND OTHER

                  Represents amounts due from individuals who purchased property from the Company or amounts due from individuals the Company loaned money to in the form of mortgages. Amounts due at March 31, 2004 were $171,408.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

NOTE 5-  FIXED ASSETS

                  Fixed assets consist of the following at March 31, 2004:


                       Office Equipment and other        $    30,968
                       Vehicles                               31,509
                                                              ------
                        Subtotal                              62,477
                         Accumulated Depreciation            (28,343)
                                                         ------------

                                            Total        $    34,134
                                                         ===========

                  Depreciation expense was $6,050 and $5,570 for the six months ended March 31, 2004 and 2003, respectively.

NOTE 6-  MORTGAGES AND NOTES PAYABLE

                  Mortgages and notes payable consist of the following at March 31, 2004:

                  The Company has various mortgages and construction loans payable aggregating $781,981 at March 31, 2004. These amounts are payable at various times ranging through December 31, 2004, bearing interest at various rates ranging from 5% through 7% per year. The mortgages and construction notes are secured by the land and buildings held for development by the Company.

NOTE 7-  CONVERTIBLE DEBENTURES PAYABLE

                  The Company has convertible debentures outstanding at March 31, 2004 in the amount of $199,202. These debentures accrue interest at 8% per annum. These debentures matured along with the related interest at November 2003, however, no repayments or further conversions were made. The debentures are convertible at the discretion of the investors pursuant to the convertible debenture agreement.

                  Interest expense for the six months ended March 31, 2004 and 2003 relating to the debentures were $7,960 and $7,960, respectively.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2004 AND 2003
                                   (UNAUDITED)
                  .

NOTE 8-  ACQUISITIONS

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

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

NOTE 10- TEMPORARY EQUITY

                  The Company has recorded on its balance sheet as a temporary equity account for those securities issued that may not be in compliance with the registration provisions of Section 5 of the Securities Act of 1933, as amended and for the issuance of common stock issued above its authorized amount. All related amounts that were previously included in common stock and additional paid-in capital of the permanent stockholders' equity (deficit) section have been reclassified to temporary equity as their redemption may not be solely within the control of the issuer. Temporary equity at March 31, 2004 and 2003, were $4,417,938 and $4,417,938, respectively.
                  Substantially all the shares issued in connection with the conversion of debentures have been reclassified as temporary equity.

NOTE 11- STOCKHOLDERS' EQUITY (DEFICIT)

                  As of March 31, 2004 and 2003, there were 1,000,000 shares authorized, and 1,000,000 shares issued and outstanding of the Company's common stock with a par value of $.001.

                  The Company issued 843,265,695 shares of common stock for the three months ended December 31, 2001, and there have been no issuances of common stock since this time period. These shares are recorded in temporary equity (See Note 10). All of these shares were issued in excess of authorized limits.

                  As of March 31, 2004 and 2003, there were 0 shares authorized and 0 shares issued and outstanding of the Company's Class A Voting common stock with a par value of $.001. (See Note 9).

NOTE 12- INCOME TAXES

                  There was no income tax benefit recognized at March 31, 2004 and 2003.

                  The net deferred tax assets in the accompanying condensed consolidated balance sheet include benefit of utilizing net operating losses of approximately $2,435,000 (at March 31, 2004), however due to the uncertainty of utilizing the net operating losses, an offsetting valuation allowance has been established.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

NOTE 13- LITIGATION

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

NOTE 14- SUBSEQUENT EVENTS

                  The Company filed a Preliminary Information Statement 14C in March 2004. There were six proposals contained in the Information Statement. The proposals were:

                  a) to amend the Company's Articles of Incorporation to increase the number of authorized shares of common stock to 21 billion shares and increase the number of shares of all classes of stock the Company is authorized to issue to 22 billion shares;
                  b) to create and issue Class A Common Stock;
                  c) to change the par value of the Company's common stock;
                  d) to effect a 1 for 200 reverse stock split of the Company's common stock;
                  e) to ratify the Company's past name changes and change the
                     Company's name to National Realty and Mortgage, Inc.; and
                  f) to approve the amended and restated Articles of
                     Incorporation.

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

RECENT DEVELOPMENTS

     o On March 12, 2004, the Company completed the sale of the Barcelona Apartments to Salomon Yuken for $1,550,000 in cash.

     o On March 17, 2004, the Company filed a preliminaty information statement on Schedule 14C proposing the following actions: (i) to approve an amendment to the Company's Articles of Incorporation to increae the number of authorized shares of NRES Common Stock to 21 billion, (ii) to create and issue Class A common stock, (iii) to approve an amendment to the Company's Articles of Incorporation to change the par value of the NRES Common Stock, (iv) to effect a 1 for 200 reverse split of the NRES Common Stock, (v) to ratify past changes of the Company's name and (vi) to adopt and approve Amended and Restated Articles of Incorporation.

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

     o It has come to the Company's attention that, as a result of the conversion of the NRES Debentures into NRES Common Stock and the decrease in the price of NRES Common Stock, investors were entitled to more shares than authorized. As a result, the Company, as of May
         17, 2004, has 1,938,566,046 shares of NRES Common Stock issued, which exceeds the number of authorized shares. Under the state law of Nevada, it may be possible that the transactions for shares in excess of the number of authorized shares will not be viewed as valid and the Company may be responsible for taking corrective action or compensating the stockholders.

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

RESULTS OF OPERATIONS

         THE FOLLOWING IS A DISCUSSION OF THE CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY FOR THE PERIOD ENDED MARCH 31,
2004 AND 2003, WHICH SHOULD BE READ IN CONJUNCTION WITH, AND IS QUALIFIED IN ITS ENTIRETY BY, THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.


         For the six months ended March 31, 2003, the Company incurred a net loss of $1,158,588, compared to a net loss of $465,966 for the comparable 2004 period. The difference is primarily due to the fact that during the period ended March 31, 2003, the Company recorded sales of property in which the cost of sale exceeded the revenues generated therefrom.

         Total revenues were $3,542,902 for the six months ended March 31, 2003, as compared to $1,610,403 for the six months ended March 31, 2004. This decrease is due to the fact that the Company only disposed of one property in the period ended March 31, 2004.

OPERATING EXPENSES

         PROFESSIONAL FEES AND COMPENSATION EXPENSES

         Professional fees and compensation expenses totaled $125,920 and $284,435 for the three months ended March 31, 2003 and 2004, respectively. The reason for this 125% increase was increased costs related to the Company's attempt to seek shareholder approval for the actions set forth in the Company's preliminary information statement on Schedule 14C, as well as increased legal costs related to the closing of the sale of the Barcelona Apartments.

         TRAVEL AND AUTOMOBILE EXPENSES

         Travel and automobile expenses totaled $13,704 and $26,538 for the three months ended March 31, 2003 and 2004, respectively. The reason for this 93% increase was increased travel relating to the Company's efforts to expand its business.

         DEPRECIATION AND AMORTIZATION

         Depreciation and amortization expenses totaled $3,360 and $34,582 for the three months ended March 31, 2003 and 2004, respectively. This 900% increase is due to the amortization of loan origination fees in connection with a loan relating to real property.

LIQUIDITY AND CAPITAL RESOURCES

         To date, the Company has financed its operations primarily through mortgage debt and the sale of NRES Common Stock issued through converting the NRES Debentures. At March 31, 2004, the Company had $116,366 in cash and cash equivalents, an increase of $49,315 from March 31, 2003. The amount of cash and cash equivalents held by the Company fluctuated as the Company sold parcels of real property. The Company made no acquisitions of real estate either in the period ended March 31, 2003, or 2004.

         The Company earned $249,881 from investing activities for the period ended March 31, 2003, as compared to $146,425 used in the period ended March 31, 2004. Net cash used in financing activities was $2,971,0630 for the period ended March 31, 2003, as compared to $1,261,906 used in the three months ended March 31, 2004. This decrease in net cash used in financing activities is attributable to the Company's repayment of mortgage debt upon the disposition of real property.

         The Company had negative net cash flow of $1,158,588 from operating activities for the three months ended March 31, 2003 as compared to negative net cash flow of $465,966 for the three months ended March 31, 2004.

         The Company had stockholders' deficit of $3,182,318 at March 31, 2004 as compared to $1,748,054 at March 31, 2003. The Company's determination that it has issued shares in excess of its authorized amount resulted in the Company's determination to continue to classify all shares issued in excess of 1 million as temporary equity.

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

         THE COMPANY MAY NOT BE ABLE TO RAISE ADDITIONAL CAPITAL

         On March 17, 2004, the Company filed a preliminary information statement on Schedule 14C with the SEC to increase the number of shares of authorized NRES Common Stock, among other things. The Company plans to provide a definitive information statement on Schedule 14C to its stockholders shortly after the Company is satisfied it has resolved any of the SEC's comments. Pending resolution of this matter, the Company will not be able to realize any proceeds from the sale of the NRES Debentures, other debt, or equity (other than proceeds from mortgages on properties). Even if the Company were able to increase its authorized capital, there can be no assurance that the Company will be able to raise additional capital on a debt or equity basis, or to obtain mortgage financing, to complete any of its projects under development (should they be completed), or land purchased for resale or development at a profit.

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

(b) Reports on Form 8-K:

   o On March 29, 2004, the Company filed a current report on Form 8-K disclosing that it had completed the sale of the Barcelona Apartments to Salomon Yuken.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                NATIONAL RESIDENTIAL PROPERTIES, INC.

Date:  May 17, 2004             By:    /s/ Richard Astrom
                                       ----------------------------
                                       Richard Astrom
                                       President, Chief Executive Officer
                                       and Director

Date:  May 17, 2004             By:    /s/ Christopher Astrom
                                       -------------------------------------
                                       Christopher Astrom
                                       Vice President, Chief Financial Officer,
                                       Secretary and Director