Form 10KSB/A
period 2003-09-30
NATIONAL RESIDENTIAL PROPERTIES NV INC
filed 2004-08-16
CIK 1096840

ANNUAL REPORT

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-KSB/A


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
    ITEM 1.  BUSINESS..........................................................4
    ITEM 2.  PROPERTIES.......................................................13
    ITEM 3.  LEGAL PROCEEDINGS................................................13
    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
        SECURITY HOLDERS......................................................13

PART II ......................................................................14
    ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
        RELATED STOCKHOLDER MATTERS...........................................14
    ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........14
    ITEM 7.  FINANCIAL STATEMENTS.............................................21
    ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH
        ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE....................43
    ITEM 8A. CONTROLS AND PROCEDURES..........................................43
    ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
        CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF
        THE EXCHANGE ACT......................................................43
    ITEM 10. EXECUTIVE COMPENSATION...........................................45
    ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
        AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS........................46
    ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................47
    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.................................47
    ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES...........................48


         THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ASSUMPTIONS, ESTIMATES AND PROJECTIONS ABOUT THE COMPANY AND ITS INDUSTRY. FORWARD-LOOKING STATEMENTS ARE SUBJECT TO KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE, ACHIEVEMENTS AND PROSPECTS TO BE MATERIALLY DIFFERENT FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON EVEN IF NEW INFORMATION BECOMES AVAILABLE OR OTHER EVENTS OCCUR IN THE FUTURE. BECAUSE THE COMPANY IS CURRENTLY ISSUING "PENNY STOCK" AS DEFINED IN RULE 3A51-1 UNDER THE EXCHANGE ACT, THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 DO NOT APPLY TO THE COMPANY.

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


         o The Company's Articles of Incorporation, as amended, currently provide that the Company is authorized to issue up to 1.5 billion shares of NRES Common Stock. However, the Company concluded that the 1994 Stock Split, the 1999 Reverse Stock Split, the 40 Million Share Increase, the 250 Million Share Increase, the 750 Million Share Increase and the 1.5 Billion Share Increase may not have been validly adopted by the Company's board of directors, approved by the Company's shareholders or filed with the Secretary of State of the State of Nevada, as required by the laws of the State of Nevada. As such, the Company believes it currently has only 1 million shares of NRES Common Stock authorized, a majority of which are owned by Richard and Pamela Gay Astrom, as tenants by the entireties. As such, all references to shares of NRES Common Stock do not reflect the Capital Changes referenced above (including any stock splits). It has come to the Company's attention that, as a result of the conversion of the NRES Debentures into NRES Common Stock and the decrease in the price of NRES Common Stock, investors were entitled to more shares than authorized. As a result, the Company, as of August 10, 2004, has 1,938,566,046 shares of NRES Common
                  Stock issued, which exceeds the number of authorized shares. Under the state law of Nevada, it may be possible that the transactions for shares in excess of the number of authorized shares will not be viewed as valid and the Company may be responsible for taking corrective action or compensating the stockholders.


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


         Among other things, the Company has become licensed to extend credit as a mortgage lender, implemented an online appraisal service and has begun active efforts to locate potential borrowers, including increased advertising efforts and discussions with mortgage brokers. The Company has not hired additional personnel to engage in its mortgage lending business. As of August 10, 2004, the Company has approximately $500,000 outstanding in credit extended to borrowers.


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

         RESIDENCES AT BAY HARBOR


         The Bay Harbor property, located on Bay Harbor Island, Florida, was purchased by the Company in 2000, for $850,000. The Residences at Bay Harbor were built on a 22,500 square foot area with permit approval to construct a 15 story building. The Company intended to construct a 15-story, 60 unit apartment building on the Bay Harbor property and intended for Encore Builders to handle the construction. Immediately after closing the acquisition of the land, the Company applied for a building permit, but to this date, the permit has not been obtained due to various neighborhood objections to construction. The initial business plan called for the building to be sold as a condominium project for $18 million, with construction costs at approximately $12 million. Due to the Company's relations with Encore Builders and the difficulties with the building permit, the Company chose not to construct the building and instead, on December 17, 2001, chose to resell the land for $2.2 million to Dennis Almandares, an independent third party. The transaction contemplated by this agreement did not close, and the Company subsequently entered into a purchase and sale agreement dated as of May 20, 2002 to sell this property to Gateway Mortgage Bankers, Inc. for $2.3 million. The Company expected to close this transaction in September of 2002 or upon the issuance of a building permit by the city building department for a 15-story building but was unable to obtain the required building permit. Subsequently, the Company filed a complaint against the Town of Bay Harbor. On June 30, 2004, the Circuit Court granted the Town of Bay Harbor Island's summary judgment motion. See "Item 3 - Legal Proceedings" for a discussion of the related litigation. The carrying value of the Bay Harbor property was $1,290,194 and $1,221,467 at September 30, 2003 and September 30, 2002, respectively. As of September 30, 2003 and September 30, 2002 this property was subject to an outstanding mortgage in the amount of $781,981 and 591,000, respectively. The Company currently has fee simple ownership of the property, subject to a mortgages. The first mortgage is due in September 2004 and the second mortgage is due in 2006.


         Although the Company believes there will be sufficient demand for the individual units once construction is completed, it is unlikely that the Company will realize any benefit from such demand as the Company has executed an agreement to dispose of the property, as described above.

         The Company believes the property is adequately covered by insurance. The Company's tax basis in the property as of September 30, 2003 is $1,290,194 and realty taxes are $16,000 per year. The Company does not depreciate the property because no construction on the land has taken place.

         BARCELONA APARTMENTS

         On this property, located in Miami, Florida and purchased in 2000, the Company intended to construct 70 rental apartments. Litigation relating to the Barcelona Apartments is discussed under "Item 3 - Legal Proceedings". The Company's July 31, 2002 contract to sell this property to Antonio Sarmiento fell through. The Company is currently continuing its efforts to sell this property. The Company entered into an agreement for purchase and sale with Salomon Yuken to sell the Barcelona Apartments to Salomon Yuken on January 10, 2003. On May 8, 2003, the Company and Salomon Yuken entered into an amendment to the agreement for purchase and sale. In June 2003, the Company and Salomon Yuken entered into a second amendment to the agreement for purchase and sale which, among other things, extended the closing date to October 31, 2003. A $100,000 deposit has been paid to the Company by Salomon Yuken. The closing date was subsequently extended.

         On March 12, 2004, the Company completed the sale of the Barcelona Apartments and transferred title to the Barcelona Apartments to Salomon Yuken for $1,550,000 in cash. Mortgages and closing expenses totaled $1,166,796.79. A $100,000 deposit was previously paid to the Company by Salomon Yuken. Net proceeds totaled $285,849.57. The purchase price for the Barcelona Apartments was determined through arms-length negotiations. The transfer was made pursuant to the terms of a Special Warranty Deed dated March 12, 2004, by and between the Registrant and Salomon Yuken. The Barcelona property had a carrying value of $1,682,227 and $1,480,990 at September 30, 2003 and 2002, respectively.

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


         It has come to the Company's attention that, as a result of the conversion of the debentures issued by the Company into NRES Common Stock, coupled with the decrease in the trading price of NRES Common Stock, investors were entitled to more shares of NRES Common Stock than is authorized under the Company's Articles of Incorporation. As a result, as of August 10, 2004, the Company has 1,938,566,046 shares of NRES Common Stock issued, which exceeds the number of shares authorized. As stated above, the Company believes the holders of a majority of the Company's validly issued and outstanding shares and the board of directors can cure and ratify the overissuances of stock. If this cannot be accomplished, the Company may be liable to the holders of the NRES Common Stock issued in excess of the authorized amount in an amount equal to 1,937,566,046 shares (the number of shares issued in excess of the amount authorized) multiplied by the price each such share was issued for (which ranged from approximately $.0001 to $5.4 per share). The overissuance, together with the Company's inability to increase its authorized number of shares, has eliminated the Company's ability to raise capital through issuances of publicly registered securities. The Company believes it will not be able to continue trading NRES Common Stock or increase its capital resources through selling publicly registered securities until the overissuance is cured and the Company increases the authorized number of shares of NRES Common Stock. The Company may also have violated other provisions of Nevada law with respect to the duties of officers and directors to the Company and by not having sufficient shares available upon the conversion of debentures issued by the Company.

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

         THE COMPANY IS IN DEFAULT OF THE NRES DEBENTURES

         The Company is in default under the terms of the NRES Debentures because, among other things, the Company has no plans to register additional NRES Common Stock to be issued upon conversion of the NRES Debentures that are currently outstanding and has no plans to complete the issuance of the NRES Debentures. Given the foregoing, the Company could face litigation by the holders of the NRES Debentures seeking to enforce the Company's obligations thereunder. This would likely have a substantial negative effect on the Company's capital resources and would also negatively affect the Company's liquidity. The Company is currently working with the holders to reach a mutually satisfactory resolution.


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

ITEM 2.  PROPERTIES


         As of September 30, 2003 the only real property owned by the Company is the Bay Harbor Property and the Barcelona property. The Company subsequently disposed of the Barcelona property. For a discussion of the Company's properties, see "Item 1 - Business" under the subheading "Current Operations".


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


         On December 13, 2002, the Company filed an Amended Complaint against the Town of Bay Harbor Islands and the Director of the Town of Bay Harbor Islands, Building and Zoning Department in the Circuit Court of the 11th Judicial Circuit for Miami-Dade County, Florida regarding (i) an application by the Company for zoning approval for a planned residential development overlay district and (ii) approval from the Town of Bay Harbor for the development of the Residences at Bay Harbor. Subsequent to the filing of this case, the Company filed a related complaint in the United States District Court for the Southern District of Florida. The federal claim was dismissed with prejudice on May 20, 2003. In July 2003 the Company filed a Second Amended Complaint amending its complaint to add state law counts that were previously asserted by the Company in its federal complaint. On June 30, 2004, the Circuit Court granted the Town of Bay Harbor Island's summary judgment motion.


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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET PRICE OF NRES COMMON STOCK

         NRES Common Stock is quoted on The Over the Counter Bulletin Board under the symbol NRES.PK. While it appears there is no market for NRES Common Stock, the Company has set forth in the table below the high and low closing bid prices per share of NRES Common Stock as reported on The Over the Counter Bulletin Board during the fiscal years ended September 30, 2002 and 2003. The last reported bid price on The Over the Counter Bulletin Board for NRES Common Stock was $0.000 on August 10, 2004.

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

         -----------
         (1)  Source:  IDD Information Services, Tradeline

         HOLDERS

         As of August 10, 2004, there were approximately 594 holders of record of NRES Common Stock.

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

INTRODUCTION


         As of September 30, 2003, the Company had two major assets, the Barcelona Apartments and the Residences at Bay Harbor. The Company subsequently disposed of its Barcelona properety. These properties are described in greater detail in the section entitled "Item 1. Business". Revenues for the Company's fiscal year ended September 30, 2004 were almost solely generated from the sale of properties held in the Company's portfolio. The Company does not expect to generate additional revenues other than from the sale of the remaining property and from its newly commenced lending business.


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

RESULTS OF OPERATIONS FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

REVENUES

         Total revenues for the year ended September 30, 2003 increased to $5,665,805, as compared to $3,202,283 for the year ended September 30, 2002. The primary source of revenues for the year ended September 30, 2003 was the sale of the Company's two larger properties

         During the period in which the Company had engaged in construction operations, the Company capitalized direct construction costs. The capitalized costs are recorded by project on the Company's balance sheet as an inventory item. When the project is sold, the inventory is relieved and charged to cost of sales. For the year ended September 30, 2003, the Company was in the process of selling projects and properties, and, as such, more costs were moved from inventory to cost of sales. Additionally, the Company was forced to increase spending to complete construction.

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

         COST OF SALES

         During the period in which the Company had engaged in construction operations, the Company capitalized direct construction costs. The capitalized costs are recorded by project on the Company's balance sheet as an inventory item. When the project is sold, the inventory is relieved and charged to cost of sales. For the year ended September 30, 2003, the Company was in the process of selling projects and properties, and, as such, more costs were moved from inventory to cost of sales. Additionally, the Company was forced to increase spending to complete construction.

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

OTHER INCOME (EXPENSE)


         Other income (expense) for the year ended September 30, 2002, was an expense of $388,113, which decreased to an expense of $17,181 for the year ended September 30, 2003. The reason for this decrease is that for purposes of clarity, the Company determined to break out and isolate certain expenses in the Company's statement of operations for the year ended September 30, 2003 and 2002. The Company does not consider expenses such as amortization of discount on debenture conversions and unrealized losses on securities as the Company's operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

         To date, the Company has financed its operations primarily through mortgage debt and the issuance of the NRES Debentures. At September 30, 2003, the Company had $794,715 in cash and cash equivalents, an increase of $313,106 from September 30, 2002. This increase in cash and cash equivalents is attributable to the disposition of the Company's real property. The Company made no acquisitions of real estate holdings in the year ended September 30, 2003, compared to real estate acquisitions of $1,124,146 in the comparable 2002 period. The Company has no plans to issue additional NRES Debentures for any amounts not yet received and has no plans to permit outstanding NRES Debentures to be converted.

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

         The Company believes that through its operations as a mortgage lender and the sale of property owned by it, it has sufficient cash resources to maintain operations for a period of at least 12 months. However, although the Company believes it has sufficient cash resources to maintain operations for at least 12 months, because the Company recently began its lending operations and only holds one property, there can be no assurance that such funds will actually be liquid and available. See "Outlook", below for a discussion on possible limits on the Company's ability to raise capital. Cash requirements will largely depend upon the availability of real estate acquisition opportunities, the costs to continue funding its real estate development projects and costs related to its lending operations.

         The Company's ability to rely on exemptions from the registration requirements of Section 5 of the Securities Act relating to the issuance, exchange and conversion of the debentures has been called into question. It appears the Company may have violated Section 5. The ramifications of this may entail a possible rescission offer to the stockholders affected within the past year. Section 13 of the Securities Act provides that no action shall be maintained for offering or selling securities in violation of Section 5 unless that action is brought within one year of the date of the violation. One year has passed from the initial placement of the NRES Debentures and from the conversion of the NRES Debentures issued. As of the date of this report, there have been no actions filed against the Company based upon a violation of Section
5. Because the statute of limitations has run, it is unlikely that these holders of NRES Common Stock will file an action against the Company. However, any such action maintained against the Company could have a substantial impact on the Company's liquidity. As such, the Company could not afford to offer rescission. If a court were to determine that rescission rights existed, the Company might be compelled to seek bankruptcy protection.

OUTLOOK

         The Company invested substantial funds in its previous projects, but only realized material profits from these projects upon the sale of the real estate. While the Company entered into agreements to sell its remaining property, it cannot guarantee these transactions will close or that the two sales will occur in a timely fashion. If the Company is unable to close its disposition transactions on this property, the Company may not be able to realize additional revenues. Further, the Company faces litigation with respect to the Conquistador Plaza project resulting from the termination of the project's contractor, a former subsidiary of the Company whose president was a director of the Company. See "Item 3 - Legal Proceedings." The Company estimates the general overhead costs necessary to sustain its existence (excluding expenses related to its remaining real estate property and newly commenced mortgage business) to be $65,000 per month.

         Currently, the Company is using its available cash on hand as resources to begin its mortgage business. Much of these funds were derived from the Company's recent sales of its real property holdings. Shortly after the Company files a definitive information statement on Schedule 14C with the SEC to effect and ratify certain changes to its capital structure, and effects these changes, the Company intends to enter into a financing agreement with an as of yet unidentified third party to generate cash to broaden its mortgage lending business. The Company currently has no third party funding source for loans it originates. The Company intends both to originate and service loans.

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

         It has come to the Company's attention that, as a result of the conversion of the debentures issued by the Company into NRES Common Stock, coupled with the decrease in the trading price of NRES Common Stock, investors were entitled to more shares of NRES Common Stock than is authorized under the Company's Articles of Incorporation. As a result, the Company has 1,938,566,046 shares of NRES Common Stock issued, which exceeds the number of shares authorized. As stated above, the Company believes the holders of a majority of the Company's validly issued and outstanding shares and the board of directors can cure and ratify the overissuances of stock. If this cannot be accomplished, the Company may be liable to the holders of the NRES Common Stock issued in excess of the authorized amount in an amount equal to 1,937,566,046 shares (the number of shares issued in excess of the amount authorized) multiplied by the price each such share was issued for (which ranged from approximately $.0001 to $5.4 per share). The overissuance, together with the Company's inability to increase its authorized number of shares, has eliminated the Company's ability to raise capital through issuances of publicly registered securities. The Company believes it will not be able to continue trading NRES Common Stock or increase its capital resources through selling publicly registered securities until the overissuance is cured and the Company increases the authorized number of shares of NRES Common Stock. The Company may also have violated other provisions of Nevada law with respect to the duties of officers and directors to the Company and by not having sufficient shares available upon the conversion of debentures issued by the Company.

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

         The Company may also have violated the federal proxy rules by either
(i) not obtaining the requisite shareholder approval to effect the changes in capital structure described above or (ii) not providing shareholders with an Information Statement on Schedule 14C. As such, it appears the Company has only 1 million shares of NRES Common Stock authorized. Until the Company's board of directors and shareholders cure and ratify the overissuances of stock, the 40 Million Share Increase, the 250 Million Share Increase, the 750 Million Share Increase and the 1.5 Billion Share Increase and comply with the federal proxy rules in doing so by properly obtaining shareholder approval, the Company may be liable to the holders of the NRES Common Stock issued in excess of the authorized amount. The Company still may be subject to an enforcement action for possible violations of this and other provisions of the federal securities laws.

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

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002


                                                     2003              2002
                                                ---------------  ---------------
OPERATING REVENUES
   Revenue                                          $5,665,805       $3,202,283

COST OF SALES                                        6,861,460        1,937,011
                                                ---------------  ---------------

IMPAIRMENT ON LAND                                  (1,195,655)       1,265,272
                                                ---------------  ---------------
OPERATING EXPENSES
   Management fees                                           -          293,102
   Professional fees and compensation expenses         746,133          734,562
   Advertising                                           3,865            3,258
   Travel and automobile expenses                       69,119           76,443
   Telephone and utilities                              10,442            9,902
   Real estate taxes and property maintenance           23,512           22,434
   Office expenses                                      24,913           36,410
   Miscellaneous                                        16,263           46,433
   Depreciation and amortization                        19,803            2,128
   Loss on sale of property                                  -          (44,022)
                                                ---------------  ---------------

     TOTAL OPERATING EXPENSES                          914,050        1,180,650
                                                ---------------  ---------------


INCOME (LOSS) BEFORE OTHER INCOME (EXPENSE)         (2,109,705)          40,600

OTHER INCOME (EXPENSE)
   Amortization of discount on debenture conversions         -         (100,480)
   Unrealized loss on investment securities                  -         (224,547)
   Interest expense                                    (17,794)         (22,814)
   Interest income                                         613            3,750
                                                ---------------  ---------------
     TOTAL OTHER INCOME (EXPENSE)                      (17,181)        (344,091)
                                                ---------------  ---------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES         $(2,126,886)       $(347,513)
PROVISION FOR INCOME TAXES                                   -                -
                                                ---------------  ---------------

NET LOSS APPLICABLE TO COMMON SHARES               $(2,126,886)       $(347,513)
                                                ===============  ===============

NET LOSS PER BASIC AND DILUTED SHARES                   $(2.13)          $(0.35)
                                                ===============  ===============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING                                       1,000,000        1,000,000
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

         Acquisition and other direct costs and interest are capitalized. Capitalized costs are allocated based on the relative sales value of each lot. The capitalized costs are charged to earnings when the relative revenue is recognized.

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

NOTE 17 - SUBSEQUENT EVENTS
          -----------------


         As disclosed in a current report on Form 8-K, filed on March 29, 2004, on March 12, 2004 the Company completed the sale of the real property commonly referred to in the Company's filings as the "Barcelona Apartments" to Salomon Yuken for $1,550,000.

         On May 20, 2002, the Company entered into a purchase and sale agreement to sell its Bay Harbor property to Gateway Mortgage Bankers, Inc. for $2.3 million. The Company does not expect this transaction to close until related outstanding litigation has been completed. See "Item 3 - Legal Proceedings" for a discussion of the related litigation. As of September 30, 2004, there was an outstanding mortgage on this property in the amount of $591,000. The carrying value of the property on September 30, 2003 is $1,290,194.

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

ITEM 8A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         Based on their evaluation of the Company's disclosure controls and procedures conducted as of the end of the period covered by this report on Form 10-KSB/A, Richard Astrom, the Company's Chief Executive Officer, and Christopher Astrom, the Company's Chief Financial Officer, have concluded that they are the only individuals involved in the Company's disclosure process. The Company has no formal procedures in place for processing and assembling information to be disclosed in the Company's periodic reports. The Company's system is designed so that information is retained by the Company and relayed to counsel and the Company's accountants as it becomes available. Though the Company has had difficulty implementing its disclosure controls and procedures in the past, the Company's principal executive officer and principal financial officer believe that as of the end of the period being reported, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the exchange act is recorded, processed, summarized and reported, within the required time periods. Further, the Company believes that, given its size, an extensive disclosure controls and procedures system is not necessary.

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
                                    Financial Officer

         Richard Astrom is Christopher Astrom's father. The Company does not have any employees besides Christopher Astrom and Richard Astrom.

         The Company's two current directors and officers, Richard Astrom and Christopher Astrom are each directors and officers of another public company, Capital Solutions I, Inc. ("Capital Solutions I") and two other entities, each which may be deemed an affiliate of the Company. Richard Astrom and Christopher Astrom divide their time between the Company, Capital Solutions I and these other entities, and devote time to each company as they determine to be necessary and appropriate. As such, Richard Astrom and Christopher Astrom devote anywhere from approximately 25% to 100% of their working time to the Company, which varies from month to month.

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


         (2) Richard Astrom joined the Company in 1994.

         (3) Christopher Astrom joined the Company in 1994.

         (4) Nearly all of the amount reflected above as compensation to Richard Astrom was paid to reimburse Richard Astrom for legal fees paid by him to Richard and Christopher Astrom's counsel who assisted Richard and Christopher Astrom with securities matters which also benefited the Company.

         (5) Includes charge for management fees and write off for loan during the year ended September 30, 2002.

         Richard Astrom and Christopher Astrom are directors of the Company. Directors currently do not receive a stated salary from the Company for their service as members of the board of directors.

EMPLOYMENT AND SEPARATION AGREEMENTS


         The Company does not have any employment or separation agreements with either Christopher Astrom or Richard Astrom, the Company's only employees as of August 10, 2004.

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


         Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities as well as securities which the individual or group has the right to acquire within sixty days of the original filing of this Form 10-KSB. Unless otherwise indicated, the address for those listed below is c/o National Residential Properties, Inc., 6915 Red Road, Suite 222, Coral Gables, Florida 33143. Except as indicated by footnote, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of NRES Common Stock shown as beneficially owned by them. The number of shares of NRES Common Stock outstanding used in calculating the percentage for each listed person includes the shares of NRES Common Stock underlying options held by such persons that are exercisable within 60 days of January 21, 2004, but excludes shares of NRES Common Stock underlying options held by any other person. The number of shares of NRES Common Stock outstanding as of August 10, 2004 was 1,938,566,046. Except as noted otherwise, the amounts reflected below are based upon information provided to the Company and filings with the SEC.


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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Nearly all of the amount paid to Richard Astrom as compensation was paid to reimburse him for legal fees paid by him to Richard and Christopher Astrom's counsel who assisted them with securities matters which also benefited the Company.

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

                             NATIONAL RESIDENTIAL PROPERTIES, INC.


                             By: /s/RICHARD ASTROM
                                 ----------------------------------
                             Richard Astrom
                             President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 10, 2004:


SIGNATURE                               TITLE(S)

/s/RICHARD ASTROM          President, Chief Executive Officer and Director
------------------------
Richard Astrom

/s/CHRISTOPHER ASTROM      Vice President, Chief Financial Officer, Secretary
------------------------          and Director
Christopher Astrom

                                                                    EXHIBIT 31.1

             CERTIFICATION PURSUANT TO SECURITIES EXCHANGE ACT RULES 13A-14 AND 15D-14 AS ADOPTED PURSUANT TO SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

I, Richard Astrom, the Chief Executive Officer of National Residential Properties, Inc., certify that:


1. I have reviewed this annual report on Form 10-KSB/A of National Residential Properties, Inc.;


2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

         a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b. Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         c. Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent function):

         a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

         b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Dated: August 10, 2004                   By:/s/RICHARD ASTROM
                                            -----------------------------
                                             Richard Astrom
                                             Chief Executive Officer

                                                                    EXHIBIT 31.2

             CERTIFICATION PURSUANT TO SECURITIES EXCHANGE ACT RULES 13A-14 AND 15D-14 AS ADOPTED PURSUANT TO SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

I, Christopher Astrom, the Chief Financial Officer of National Residential Properties, Inc., certify that:


1. I have reviewed this annual report on Form 10-KSB/A of National Residential Properties, Inc.;


2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

         a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b. Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         c. Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent function):

         a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

         b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Dated: August 10, 2004                    By:/s/ CHRISTOPHER ASTROM
                                             --------------------------------
                                              Christopher Astrom
                                              Chief Financial Officer

                                                                    EXHIBIT 32.1

                           CERTIFICATIONS PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of National Residential Properties, Inc. (the "COMPANY") on Form 10-KSB/A for the year ended September 30, 2003 as filed with the SEC on the date hereof (the "REPORT"), I hereby certify, in my capacity as an officer of the Company, for purposes of 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


August 10, 2004

                             By:/s/RICHARD ASTROM
                                ---------------------------
                             Richard Astrom
                             Chief Executive Officer


In connection with the annual report of National Residential Properties, Inc. (the "COMPANY") on Form 10-KSB/A for the year ended September 30, 2003 as filed with the SEC on the date hereof (the "REPORT"), I hereby certify, in my capacity as an officer of the Company, for purposes of 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                             By: /s/CHRISTOPHER ASTROM
                                ---------------------------
                             Christopher Astrom
                             Chief Financial Officer

         August 10, 2004