Form 10QSB/A
period 2003-12-31
NATIONAL RESIDENTIAL PROPERTIES NV INC
filed 2004-08-16
CIK 1096840

UNITED STATES
                             WASHINGTON, D.C. 20549
                       SECURITIES AND EXCHANGE COMMISSION

                                  FORM 10-QSB/A

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes|X| No |_|


As of August 10, 2004, there were 1,938,566,046 shares of the Registrant's Common Stock, $.001 par value per share, outstanding.


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

         RISK FACTORS........................................................31

         ITEM 3.  CONTROLS AND PROCEDURES....................................33

PART II  OTHER INFORMATION...................................................34

         ITEM 1.  LEGAL PROCEEDINGS..........................................34

         ITEM 2.  CHANGES IN SECURITIES INCREASES IN AUTHORIZED SHARES.......35

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES............................35

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........35

         ITEM 5.  OTHER INFORMATION..........................................35

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...........................35

SIGNATURES...................................................................37



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

                  The Company recorded the sale of property to Genesis Capital Corporation under the cost recovery method. When this method is used, no profit is recognized on the sales transaction until the cost of the property sold is recovered. (See Note 1)

                  Acquisition and other direct costs, and interest are capitalized. Capitalized costs are allocated based on the relative sales value of each lot. The capitalized costs are charged to earnings when the relative revenue is recognized.

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

RECENT DEVELOPMENTS


     o The Company's July 31, 2002 contract to sell the Barcelona Apartments property to Antonio Sarmiento fell through. The Company entered into an agreement for purchase and sale with Salomon Yuken to sell the Barcelona Apartments to Salomon Yuken on January 10, 2003. On May 8, 2003, the Company and Salomon Yuken entered into an amendment to the agreement for purchase and sale. In June 2003, the Company and Salomon Yuken entered into a second amendment to the agreement for purchase and sale which, among other things, extended the closing date to October 31, 2003. On March 12, 2004, the Company completed the sale of the Barcelona Apartments and transferred title to the Barcelona Apartments to Salomon Yuken for $1,550,000 in cash. Mortgages and closing expenses totaled $1,166,796.79. A $100,000 deposit was previously paid to the Company by Salomon Yuken. Net proceeds totaled $285,849.57. The purchase price for the Barcelona Apartments was determined through arms-length negotiations. The transfer was made pursuant to the terms of a Special Warranty Deed dated March 12, 2004, by and between the Company and Salomon Yuken. The Barcelona property had a carrying value of $1,682,227 and $1,480,990 at September 30, 2003 and 2002,
         respectively.


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

OPERATING HISTORY

         From 1993 until 1999, the Company's business concentrated on investing in and revitalizing single family homes in established older residential neighborhoods in urban areas. The Company either bought single unit vacant properties and built single family homes on them, or bought abandoned homes which the Company then renovated and sold. During 1999, while retaining its efforts in the renovation of urban single family homes as one aspect of its business, the Company entered a second phase of business: the development, construction and ownership of multifamily housing projects. During the period ending December 31, 2003, the Company commenced operations as a mortgage lender.

         Among other things, the Company has become licensed to extend credit as a mortgage lender, implemented an online appraisal service and has begun active efforts to locate potential borrowers, including increased advertising efforts and discussions with mortgage brokers. The Company has not hired additional personnel to engage in its mortgage lending business. As of August 10, 2004, the Company has approximately $500,000 outstanding in credit extended to borrowers


         CONNECTICUT PROPERTIES

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

LIQUIDITY AND CAPITAL RESOURCES

         To date, the Company has financed its operations primarily through mortgage debt and the sale of NRES Common Stock issued through converting the NRES Debentures. At December 31, 2003, the Company had $294,156 in cash and cash equivalents, an increase of $263,255 from December 31, 2002. The amount of cash and cash equivalents held by the Company fluctuated as the Company sold parcels of real property. The amount of cash and cash equivalents held by the Company decreased approximately $500,000 from the period ended September 30, 2003. The Company made no acquisitions of real estate either in the period ended December 31, 2002, or December 31, 2003. The Company has no plans to issue additional NRES Debentures for any amounts not yet received and has no plans to permit outstanding NRES Debentures to be converted.

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

         The Company believes that through its operations as a mortgage lender and the sale of property owned by it, it has sufficient cash resources to maintain operations for a period of at least 12 months. However, although the Company believes it has sufficient cash resources to maintain operations for at least 12 months, because the Company recently began its lending operations and only holds one property, there can be no assurance that such funds will actually be liquid and available. See "Outlook", below for a discussion on possible limits on the Company's ability to raise capital. Cash requirements will largely depend upon the availability of real estate acquisition opportunities, the costs to continue funding its real estate development projects, and costs related to its lending operations.

         The Company's ability to rely on exemptions from the registration requirements of Section 5 of the Securities Act relating to the issuance, exchange and conversion of the debentures has been called into question. It appears the Company may have violated Section 5. The ramifications of this may entail a possible rescission offer to the stockholders affected within the past year. Section 13 of the Securities Act provides that no action shall be maintained for offering or selling securities in violation of Section 5 unless that action is brought within one year of the date of the violation. Over a year has passed from the initial placement of the NRES Debentures and from the conversion of the NRES Debentures issued. As of the date of this report, there have been no actions filed against the Company based upon a violation of Section
5. Because the statute of limitations has run, it is unlikely that these holders of NRES Common Stock will file an action against the Company. However, any such action maintained against the Company could have a substantial impact on the Company's liquidity. As such, the Company could not afford to offer rescission. If a court were to determine that rescission rights existed, the Company might be compelled to seek bankruptcy protection.

OUTLOOK

         The Company invested substantial funds in its previous projects, but only realized material profits from these projects upon the sale of the real estate. While the Company entered into agreements to sell its remaining properties, it cannot guarantee these transactions will close or that the two sales will occur in a timely fashion. If the Company is unable to close its disposition transactions on these properties, the Company may not be able to realize additional revenues. Further, the Company faces litigation with respect to the Conquistador Plaza project resulting from the termination of the project's contractor, a former subsidiary of the Company whose president was a director of the Company. See "Part II, Item 1 - Legal Proceedings." The Company estimates the general overhead costs necessary to sustain its existence (excluding expenses related to its remaining real estate property and newly commenced mortgage business) to $65,000 per month.

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

         THE COMPANY MAY BE IN DEFAULT OF THE NRES DEBENTURES

         Company is in default under the terms of the NRES Debentures because, among other things, the Company has no plans to register additional NRES Common Stock to be issued upon conversion of the NRES Debentures that are currently outstanding and has no plans to complete the issuance of the NRES Debentures. Given the foregoing, the Company could face litigation by the holders of the NRES Debentures seeking to enforce the Company's obligations thereunder. This would likely have a substantial negative effect on the Company's capital resources and would also negatively affect the Company's liquidity.. The Company has no plans to issue additional NRES Debentures for any amounts not yet received and has no plans to permit outstanding NRES Debentures to be converted.

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

ITEM 3.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         Based on their evaluation of the Company's disclosure controls and procedures conducted as of the end of the period covered by this report on Form 10-QSB/A, Richard Astrom, the Company's Chief Executive Officer, and Christopher Astrom, the Company's Chief Financial Officer, have concluded that they are the only individuals involved in the Company's disclosure process. The Company has no formal procedures in place for processing and assembling information to be disclosed in the Company's periodic reports. The Company's system is designed so that information is retained by the Company and relayed to counsel and the Company's accountants as it becomes available. Though the Company has had difficulty implementing its disclosure controls and procedures in the past, the Company's principal executive officer and principal financial officer believe that as of the end of the period being reported, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the exchange act is recorded, processed, summarized and reported, within the required time periods. Further, the Company believes that, given its size, an extensive disclosure controls and procedures system is not necessary.

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

                                NATIONAL RESIDENTIAL PROPERTIES, INC.


Date:  August 10, 2004           By:    /s/ RICHARD ASTROM
                                       ----------------------------
                                       Richard Astrom
                                       President, Chief Executive Officer
                                       and Director

Date:  August 10, 2004           By:    /s/ CHRISTOPHER ASTROM
                                       -------------------------------------
                                       Christopher Astrom
                                       Vice President, Chief Financial Officer,
                                       Secretary and Director