Form 10QSB/A
period 2004-03-31
NATIONAL RESIDENTIAL PROPERTIES NV INC
filed 2004-08-16
CIK 1096840

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

         RISK FACTORS........................................................32

         ITEM 3.  CONTROLS AND PROCEDURES....................................35

PART II  OTHER INFORMATION...................................................36

         ITEM 1.  LEGAL PROCEEDINGS..........................................36

         ITEM 2.  CHANGES IN SECURITIES INCREASES IN AUTHORIZED SHARES.......36

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES............................37

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........37

         ITEM 5.  OTHER INFORMATION..........................................37

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...........................37

SIGNATURES...................................................................39



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

OUTLOOK

         The Company invested substantial funds in its previous projects, but only realized material profits from these projects upon the sale of the real estate. While the Company entered into agreements to sell its remaining property, it cannot guarantee these transactions will close or that the two sales will occur in a timely fashion. If the Company is unable to close its disposition transactions on this property, the Company may not be able to realize additional revenues. Further, the Company faces litigation with respect to the

Conquistador Plaza project resulting from the termination of the project's contractor, a former subsidiary of the Company whose president was a director of the Company. See "Item II, part 1 - Legal Proceedings." The Company estimates the general overhead costs necessary to sustain its existence (excluding expenses related to its remaining real estate property and newly commenced mortgage business) to be $65,000 per month.

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