Form 10QSB
period 2004-06-30
NATIONAL RESIDENTIAL PROPERTIES NV INC
filed 2004-08-16
CIK 1096840

UNITED STATES
                             WASHINGTON, D.C. 20549
                       SECURITIES AND EXCHANGE COMMISSION

                                   FORM 10-QSB

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934



                                     0-27159

                            (COMMISSION FILE NUMBER)

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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



         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes|X| No|_|

         As of August 15, 2004, there were 1,938,566,046 shares of the Registrant's Common Stock, $.001 par value per share, outstanding.

         Transitional Small Business Disclosure Format (Check one):Yes|X|  No|_|

                      NATIONAL RESIDENTIAL PROPERTIES, INC.
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                                TABLE OF CONTENTS
                                -----------------
PART I  FINANCIAL INFORMATION...............................................  3

         ITEM 1.  FINANCIAL STATEMENTS......................................  3

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION. 16

         RISK FACTORS....................................................... 23

         ITEM 3.  CONTROLS AND PROCEDURES................................... 25

PART II  OTHER INFORMATION.................................................. 26

         ITEM 1.  LEGAL PROCEEDINGS......................................... 26

         ITEM 2.  CHANGES IN SECURITIES INCREASES IN AUTHORIZED SHARES...... 26

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES........................... 26

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....... 26

         ITEM 5.  OTHER INFORMATION......................................... 26

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.......................... 27

SIGNATURES.................................................................. 28



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

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

              NATIONAL RESIDENTIAL PROPERTIES, INC AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                          ASSETS
                                          ------
                                                                      JUNE 30,
                                                                        2004
                                                                    (UNAUDITED)

Cash and cash equivalents                                        $       57,613
Inventory - Real Estate Holdings                                      1,756,037
Escrow receivable                                                         5,000
Fixed assets, net of depreciation                                        30,991
Loan receivable - others                                                 46,367
Mortgage receivable and other                                           172,447
Investment securities                                                     2,523
Deposits                                                                 10,925
Loan origination fees, net of amortization                               41,151
                                                                  -------------

TOTAL ASSETS                                                     $    2,123,054
                                                                  =============

























The accompanying notes are an integral part of the condensed consolidated financial statements.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)



        LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY (DEFICIT)
        ----------------------------------------------------------------

                                                                      JUNE 30,
                                                                       2004
                                                                    (UNAUDITED)

LIABILITIES
   Accounts payable and accrued expenses                         $       29,440
   Convertible debentures payable                                       199,202
   Notes and mortgages payable                                          773,821
                                                                  -------------
         TOTAL LIABILITIES                                            1,002,463

TEMPORARY EQUITY                                                      4,417,938
                                                                  -------------
STOCKHOLDERS' EQUITY (DEFICIT)
   Common Stock, $.001 Par Value; 1,000,000 shares authorized and
     1,000,000 shares issued and outstanding                              1,000
   Common Stock Class A Voting, $.001 Par Value; 0 shares authorized and 0 shares issued and outstanding
   Additional Paid-in Capital                                         3,606,580
   Deficit                                                           (6,904,927)
                                                                  -------------

         TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                        (3,297,347)
                                                                  -------------
TOTAL LIABILITIES, TEMPORARY EQUITY AND
STOCKHOLDERS' EQUITY (DEFICIT)                                   $    2,123,054
                                                                  =============

















The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF
    OPERATIONS FOR THE NINE AND THREE MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)


                                                        NINE MONTHS ENDED               THREE MONTHS ENDED
                                                    JUNE 30,         JUNE 30,        JUNE 30,         JUNE 30,
                                                      2004             2003            2004             2003
                                                      ----             ----            ----             ----
OPERATING REVENUES
   Revenue                                       $ 1,613,989      $ 3,564,353      $     3,586      $    21,451
   Cost of sales                                  (1,471,084)      (4,345,639)               -                -
GROSS PROFIT                                         142,905         (781,286)           3,586           21,451

OPERATING EXPENSES
   Professional fees and compensation expenses       546,436          482,558           74,829          195,783
   Advertising                                         3,247            3,845                -                -
   Travel and automobile expenses                     60,341           41,803           16,928           20,296
   Telephone and utilities                             9,356            7,326            2,471            3,914
   Real estate taxes and property maintenance         21,097           14,094            5,523            6,032
   Office expenses                                    14,589           15,430            4,209            5,936
   Miscellaneous                                      21,879           12,590            8,068            5,552
   Depreciation and amortization                      47,725           12,444            5,827            6,299
         TOTAL OPERATING EXPENSES                    724,670          590,090          117,855          243,812

LOSS BEFORE OTHER INCOME (EXPENSE)                  (581,765)      (1,371,376)        (114,269)        (222,361)

OTHER INCOME (EXPENSE)
   Interest expense                                  (12,386)         (14,566)          (1,647)          (4,958)
   Interest income                                    13,156              613              886              578

         TOTAL OTHER INCOME (EXPENSE)                    770          (13,953)            (761)          (4,380)

NET LOSS BEFORE PROVISION FOR INCOME TAXES       $  (580,995)     $(1,385,329)     $  (115,030)     $  (226,741)
PROVISION FOR INCOME TAXES                                 -                -                                 -

NET LOSS APPLICABLE TO COMMON SHARES             $  (580,995)     $(1,385,329)     $  (115,030)     $  (226,741)

NET LOSS PER BASIC AND DILUTED SHARES            $   (0.5810)     $   (1.3853)     $   (0.1150)     $   (0.2267)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                 1,000,000        1,000,000        1,000,000        1,000,000









The accompanying notes are an integral part of the condensed consolidated financial statements.

        NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES CONDENSED
        CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
                       JUNE 30, 2004 AND 2003 (UNAUDITED)



                                                                        2004              2003
                                                                        ----              ----
CASH FLOW FROM OPERATING ACTIVITIES
   Net loss                                                       $     (580,995)   $   (1,385,329)
                                                                  ---------------   ---------------
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
   PROVIDED BY OPERATING EXPENSES:
   Depreciation and amortization                                          47,725            12,444

CHANGES IN ASSETS AND LIABILITIES
   (Increase) decrease in inventory - real estate holdings             1,216,383         3,750,488
   (Increase) in escrow receivable                                        (5,000)         (462,741)
   (Increase) in loan receivable-others                                  (46,367)                -
   (Increase) in deposits                                                 (2,200)                -
   Increase (Decrease) in accounts payable and accrued expenses          (62,984)            3,005
                                                                  ---------------   ---------------
   Total adjustments                                                   1,147,557         3,303,196
                                                                  ---------------   ---------------

         NET CASH PROVIDED BY OPERATING ACTIVITIES                       566,562         1,917,867
                                                                  ---------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property, plant and equipment                              (8,653)                -
   Loans to / from others                                                      -           246,174
   (Increase) decrease in mortgage receivables                          (138,811)           40,931
                                                                  ---------------   ---------------

         NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            (147,464)          287,105

















The accompanying notes are an integral part of the condensed consolidated financial statements.



        NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES CONDENSED
         CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) FOR THE NINE
                MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)


                                                                        2004              2003
                                                                        ----              ----
CASH FLOWS FROM FINANCING ACTIVITIES
   Loan origination fees                                                       -    $       (88,181)
   Net change in notes and mortgages payable                          (1,156,200)        (2,499,553)
                                                                  ---------------   ----------------
NET CASH (USED IN) FINANCING ACTIVITIES                               (1,156,200)        (2,587,734)
                                                                  ---------------   ----------------

NET (DECREASE) IN
   CASH AND CASH EQUIVALENTS                                            (737,102)          (382,762)

CASH AND CASH EQUIVALENTS -
   BEGINNING OF PERIOD                                                   794,715            481,609
                                                                  ---------------   ----------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                         $       57,613    $        98,847
                                                                  ===============   ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE YEAR FOR:
   Interest expense                                               $        2,934    $         2,626
                                                                  ===============   ================




















The accompanying notes are an integral part of the condensed consolidated financial statements.

                   NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
                      FOR THE NINE MONTHS ENDED JUNE 30, 2004 AND 2003

                                                           CLASS A           ADDITIONAL
                                  COMMON STOCK           COMMON STOCK         PAID-IN        ACCUMULATED
                                SHARES      AMOUNT     SHARES    AMOUNT       CAPITAL          DEFICIT           TOTALS
                              ---------  ----------    ------  ---------    -----------    -------------    --------------
BALANCE, SEPTEMBER 30, 2002   1,000,000  $   1,000         -   $      -     $ 3,606,580    $ (4,197,046)    $    (589,466)

Net loss                              -           -        -          -               -      (1,385,329)       (1,385,329)
                              ---------  ----------    ------  ---------    -----------    -------------    --------------
BALANCE, JUNE 30, 2003        1,000,000  $   1,000         -   $      -     $ 3,606,580    $ (5,582,375)    $  (1,974,795)
                              =========  ==========    ======  =========    ===========    =============    ==============

BALANCE, SEPTEMBER 30, 2003   1,000,000  $   1,000         -   $      -     $ 3,606,580    $ (6,323,932)    $  (2,716,352)

Net loss                              -           -        -          -               -        (580,995)         (580,995)
                              ---------  ----------    ------  ---------    -----------    -------------    --------------
BALANCE, JUNE 30, 2004        1,000,000  $   1,000         -   $      -     $ 3,606,580    $ (6,904,927)    $  (3,297,347)
                              =========  ==========    ======  =========    ===========    =============    ==============


























The accompanying notes are an integral part of the condensed consolidated financial statements.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
              STATEMENT OF CHANGES IN TEMPORARY EQUITY (UNAUDITED)
                FOR THE NINE MONTHS ENDED JUNE 30, 2004 AND 2003

                                                                  CLASS A                       ADDITIONAL
                                      COMMON STOCK              COMMON STOCK                     PAID-IN    ACCUMULATED
                                 SHARES        AMOUNT        SHARES      AMOUNT    DISCOUNT      CAPITAL      DEFICIT     TOTALS
                             -------------  -----------   ---------    -------    ----------   ----------  -----------  ----------
BALANCE, SEPTEMBER 30, 2002  1,937,566,046  $ 1,937,566   1,000,000    $ 1,000    $(687,311)   $3,166,653  $      -     $4,417,938

No activity                              -            -           -          -            -             -                        -
                             -------------  -----------   ---------    -------    ----------   ----------  -----------  ----------
BALANCE, JUNE 30, 2003       1,937,566,046  $ 1,937,566   1,000,000    $ 1,000    $(687,311)   $3,166,653               $4,417,938
                             =============  ===========   =========    =======    ==========   ==========  ===========  ==========

BALANCE, SEPTEMBER 30, 2003  1,937,566,046  $ 1,937,566   1,000,000    $ 1,000    $(687,311)   $3,166,653  $      -     $4,417,938

No activity                              -            -           -          -            -             -                        -
                             -------------  -----------   ---------    -------    ----------   ----------  -----------  ----------
BALANCE, SEPTEMBER 30, 2004  1,937,566,046  $ 1,937,566   1,000,000    $ 1,000    $(687,311)   $3,166,653               $4,417,938
                             =============  ===========   =========    =======    ==========   ==========  ===========  ==========



























The accompanying notes are an integral part of the condensed consolidated financial statements.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION
         --------------------------------------

         The condensed consolidated unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the National Residential Properties, Inc.'s (the "COMPANY") annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the September 30, 2003 audited consolidated financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

         In contemplation of the financing of this project, on April 12, 2001, Connecticut Acquisition obtained a loan from accredited investors evidenced by its 8% Series A Senior Subordinated Convertible Redeemable Debentures due April 13, 2003 (the "CONNECTICUT ACQUISITION Debentures"), which were convertible from time to time into shares of Connecticut Acquisition's Class A Common Stock. On May 8, 2001, following the acquisition of the Hebron Parcel, Connecticut Acquisition was merged into the Company. As a result, all rights and obligations of Connecticut Acquisition inured to the benefit of and became binding upon the Company. Pursuant to the merger, the Connecticut Acquisition Debentures were surrendered and canceled, and new debentures, identical to the Connecticut Acquisition Debentures, together with accompanying conversion rights into authorized but unissued shares of the Company's common stock, par value $.001 per share ("NRES COMMON STOCK"), were issued by the Company to the holders of the Connecticut Acquisition Debentures.

         Pursuant to an agreement executed on December 26, 2001, made effective as of October 31, 2001 and a Statutory Warranty Deed dated October 31, 2001, the Company sold to Senior Adult Lifestyle, Inc ("SENIOR ADULT LIFESTYLE") a related entity through common corporate officers, all of the rights, title and interest in (i) the Hebron Parcel; and (ii) contracts to purchase certain parcels of real property in Watertown, New Milford, Granley and East Windsor, Connecticut. As additional consideration for the conveyance to Senior Adult Lifestyle, the Company received on February 1, 2002, 20 million shares of common stock of Genesis Capital Corporation of Nevada ("GENESIS"), the parent of Senior Adult Lifestyles. These shares were based on a value of $0.10 per share, the value the stock was trading for in December 2001, for an agreed consideration of $2 million. Pursuant to the agreement, should the value at the earlier of (a) the time the Company sells these shares or (b) the expiration of three years from the date of the conveyance fall below $2 million, Genesis will be required to issue to the Company, additional shares of Genesis Common Stock to make up the difference in value. The value of the Genesis Common Stock was $.009 ($180,000) on February 1, 2002.

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

         The Company maintains cash and cash equivalent balances at several financial institutions, which are insured by the Federal Deposit Insurance Corporation up to $100,000.

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

         ADVERTISING

         Costs of advertising are expensed as incurred. Advertising costs were $3,247 and $3,845 for the nine months ended June 30, 2004 and 2003, respectively.

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

         The following is a reconciliation of the computation for basic and diluted EPS:

                                                                JUNE 30,        JUNE 30,
                                                                  2004            2003
                                                              -----------    -------------

         Net Loss                                             $ (580,995)    $ (1,385,329)
                                                              -----------    -------------

         Weighted-average common shares outstanding (Basic)    1,000,000        1,000,000

         Weighted-average common stock equivalents:
           Stock options                                                                -
         Warrants                                                                     -

         Weighted-average common shares outstanding (Diluted)  1,000,000        1,000,000

         Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive.

         There are no options and warrants outstanding to purchase stock at June 30, 2004 and 2003.

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

         LOAN ORIGINATION FEES

         Represent fees in connection with obtaining mortgages on the various properties. The loan origination fees are being amortized straight-line over a five-year period. When the loans are paid off, the Company recognizes the entire loan origination fee as amortization expense. Amortization expense for the nine months ended June 30, 2004 and 2003 is $38,532 and $4,089, respectively.

         RECLASSIFICATIONS

         Certain amounts for the nine months ended June 30, 2003 have been reclassified to conform with the presentation of the June 30, 2004 amounts. The reclassifications have no effect on net income for the nine months ended June 30, 2003.

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

NOTE 4-  MORTGAGES RECEIVABLE AND OTHER
         ------------------------------

         Represents amounts due from individuals who purchased property from the Company or amounts due from individuals who the Company loaned money to in the form of mortgages. Amounts due at June 30, 2004 and 2003 were $172,447 and $34,079.


NOTE 5-  FIXED ASSETS
         ------------

         Fixed assets consist of the following at June 30, 2004:

         Office Equipment and other                  $ 30,968
         Vehicles                                      31,509
                                                     ---------
            Subtotal                                   62,477
                Accumulated Depreciation              (31,486)
                                                     ---------

                                       Total         $ 30,991
                                                     ---------


         Depreciation expense was $9,193 and $8,355 for the nine months ended June 30, 2004 and 2003, respectively.

NOTE 6-  MORTGAGES AND NOTES PAYABLE
         ---------------------------

         Mortgages and notes payable consist of the following at June 30, 2003:

         The Company has various mortgages and construction loans payable aggregating $773,821 at June 30, 2004. These amounts are payable at various times ranging through 2003 and 2004, bearing interest at various rates ranging from 5% through 7% per year. The mortgages and construction notes are secured by the land and buildings held for development by the Company.

NOTE 7-  CONVERTIBLE DEBENTURES PAYABLE
         ------------------------------

         The Company has convertible debentures outstanding at June 30, 2004 in the amount of $199,202. These debentures accrue interest at 8% per annum. These debentures mature along with the related interest at November 2003. The debentures are convertible at the investors discretion pursuant to the convertible debenture agreement.

         Interest expense for the nine months ended June 30, 2004 and 2003 relating to the debentures were $7,960 and $7,960, respectively.


NOTE 8-  ACQUISITIONS
         ------------

         On February 10, 2000, the Company acquired MAS XV Acquisitions Corp. for 1,500,000 shares of its common stock valued at $.19 per share or $285,000. Additionally, on April 1, 2000, the Company acquired 80% of Encore Services for 250,000 common shares of its stock valued at $33,750. The Company restated its September 30, 2000 consolidated financial statements and expensed the entire amounts of these acquisitions because they were determined to have no value. Both companies had no assets or liabilities upon the purchase.

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


NOTE 10- TEMPORARY EQUITY
         ----------------

         The Company has recorded on its balance sheet as a temporary equity account for those securities issued that may not be in compliance with the registration provisions of Section 5 of the Securities Act of 1933, as amended, and for the issuance of common stock issued above its authorized amount. All related amounts that were previously included in common stock and additional paid-in capital of the permanent stockholders' equity (deficit) section have been reclassified to temporary equity as their redemption may not be solely within the control of the issuer. Temporary equity at June 30, 2004 and 2003, were $4,417,938, respectively. Substantially all the shares issued in connection with the conversion of debentures have been reclassified as temporary equity.

NOTE 11- STOCKHOLDERS' EQUITY (DEFICIT)
         ------------------------------

         As of June 30, 2004 and 2003, there were 1,000,000 authorized shares, and 1,000,000 shares validly issued and outstanding of the Company's common stock with a par value of $.001.

         The Company issued 843,265,695 shares of common stock for the three months ended December 31, 2001, and there have been no issuances of common stock since this time period. These shares are recorded in temporary equity (See Note 10). All of these shares were issued in excess of authorized limits.

         As of June 30, 2004 and 2003, there were 0 shares authorized and 0 shares issued and outstanding of the Company's Class A Voting common stock with a par value of $.001. (See Note 9).

         The shares of common stock issued for the nine months ended June 30, 2002 relate to the debenture conversions.

NOTE 12- INCOME TAXES
         ------------

         There was no income tax benefit recognized at June 30, 2004 and 2003.

         The net deferred tax assets in the accompanying condensed consolidated balance sheet include benefit of utilizing net operating losses of approximately $2,800,000 (at June 30, 2004), however due to the uncertainty of utilizing the net operating losses, an offsetting valuation allowance has been established.

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

OVERVIEW

     o The Company was incorporated on October 18, 1971, in the State of Nevada under the name of Mister Las Vegas, Inc. At the time of its incorporation, the Company was authorized to issue 1 million shares of its common stock.

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

     o The Company currently is a land development company that purchases zoned, but undeveloped real property, develops architectural plans for the real property, obtains building permits for the real property and subsequently sells the real property when it is ready for development. During the period ended December 31, 2003, the Company commenced operations as a mortgage lender. Among other things, the Company has become licensed to extend credit as a mortgage lender, implemented an online appraisal service and has begun active efforts to locate potential borrowers, including increased advertising efforts and discussions with mortgage brokers. The Company has not hired additional personnel to engage in its mortgage lending business. As of June 30, 2004, the Company has approximately $173,000 outstanding in credit extended to borrowers.

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

         RESIDENCES AT BAY HARBOR

         The Bay Harbor property, located on Bay Harbor Island, Florida, was purchased by the Company in 2000, for $850,000. The Residences at Bay Harbor were built on a 22,500 square foot area with permit approval to construct a 15 story building. The Company intended to construct a 15-story, 60 unit apartment building on the Bay Harbor property and intended for Encore Builders to handle the construction. Immediately after closing the acquisition of the land, the Company applied for a building permit, but to this date, the permit has not been obtained due to various neighborhood objections to construction. The initial business plan called for the building to be sold as a condominium project for $18 million, with construction costs at approximately $12 million. Due to the Company's relations with Encore Builders and the difficulties with the building permit, the Company chose not to construct the building and instead, on December 17, 2001, chose to resell the land for $2.2 million to Dennis Almandares, an independent third party. The transaction contemplated by this agreement did not close, and the Company subsequently entered into a purchase and sale agreement dated as of May 20, 2002 to sell this property to Gateway Mortgage Bankers, Inc. for $2.3 million. The Company expected to close this transaction in September of 2002 or upon the issuance of a building permit by the city building department for a 15-story building but was unable to obtain the required building permit. Subsequently, the Company filed a complaint against the Town of Bay Harbor. A hearing on June 30, 2004, the Circuit Court granted Town of Bay Harbor's motion for summary judgment. As a result of this decision, the Company is currently determining what options are available to it with respect to the Bay Harbor property, including building 16 units on the property or disposing of the land. The Company has no plans to appeal the ruling. See "Part II, Item 1 - Legal Proceedings" for a discussion of the related litigation. The carrying value of the Bay Harbor property was $1,290,194 and $1,221,467 at September 30, 2003 and September 30, 2002, respectively. As of September 30, 2003 and September 30, 2002 this property was subject to an outstanding mortgage in the amount of $781,981 and 591,000, respectively. The Company currently has fee simple ownership of the property, subject to a mortgages. The first mortgage is due in September 2004 and the second mortgage is due in 2006.

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

RESULTS OF OPERATIONS

         THE FOLLOWING IS A DISCUSSION OF THE CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY FOR THE PERIOD ENDED JUNE 30, 2004 AND 2003, WHICH SHOULD BE READ IN CONJUNCTION WITH, AND IS QUALIFIED IN ITS ENTIRETY BY, THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

         For the nine months ending June 30, 2003, the Company incurred a net loss of $1,385,329, compared to a net loss of $580,995 for the comparable 2004 period. The difference is primarily due to the fact that during the period ending June 30, 2003, the Company sold properties in its portfolio, generating cash flow and yet still incurring a net loss in that the expenses exceeded the sales prices.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDING JUNE 30, 2004 AND JUNE 30,
2003

REVENUES

         Total revenues were $21,451 for the three months ending June 30, 2003, as compared to $3,586 for the three months ending June 30, 2004. This decrease is due to the fact that during the period ending June 30, 2003, the Company was receiving rental income of approximately $7,000 per month from a property the Company has since disposed of. This source of revenue has since ceased.

OPERATING EXPENSES

         PROFESSIONAL FEES AND COMPENSATION EXPENSES

         Professional fees and compensation expenses totaled $195,783 and $74,829 for the three months ended June 30, 2003 and 2004, respectively. This 62% decrease was mainly due to (i) legal fees related to the sale of the Company's Conquistador property and (ii) a reduction in reimbursed legal fees as less time was required from legal counsel to work through and resolve the Company's outstanding legal issues.

         TELEPHONE AND UTILITIES

         Telephone and utilities expenses totaled $3,914 and $2,471 for the three months ended June 30, 2003 and 2004, respectively. The reason for this 37% decrease was due to increased inactivity in the Company's real estate business.

         OFFICE EXPENSES

         Office expenses totaled $5,936 and $4,209 for the three months ended June 30, 2003 and 2004, respectively. The reason for this 29% decrease was also the increased inactivity in the Company's real estate business.

         TRAVEL AND AUTOMOBILE EXPENSES

         Travel and automobile expenses totaled $20,296 and $16,928 for the three months ended June 30, 2003 and 2004, respectively. The reason for this 17% decrease was also the increased inactivity in the Company's real estate business.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDING JUNE 30, 2004 AND JUNE 30, 2003

REVENUES

         Total revenues were $3,564,353 for the nine months ending June 30, 2003, as compared to $1,613,989 for the nine months ending June 30, 2004. This decrease is due to the fact that the Company disposed of properties contained in its real estate portfolio generating more cash flow during the period ending June 30, 2003, than during the period ending June 30, 2004.

OPERATING EXPENSES

         PROFESSIONAL FEES AND COMPENSATION EXPENSES

         Professional fees and compensation expenses totaled $482,558 and $546,436 for the nine months ended June 30, 2003 and 2004, respectively. The reason for this 13% increase were fees incurred with respect to the Company's then-outstanding litigation and in attempting to resolve the Company's outstanding securities and state law issues. See "Risk Factors".

         TRAVEL AND AUTOMOBILE EXPENSES

         Travel and automobile expenses totaled $41,803 and $60,341 for the nine months ending June 30, 2003 and 2004, respectively. The reason for this 44% increase was that the Company began exploring possibilities to expand its business during the period ending June 30, 2004.

         DEPRECIATION AND AMORTIZATION

         Depreciation and amortization expenses totaled $12,444 and $47,725 for the nine months ended June 30, 2003 and 2004, respectively. This 284% increase is due to the amortization of loan fees during the period ending June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

         To date, the Company has financed its operations primarily through mortgage debt and the sale of NRES Common Stock issued through converting the NRES Debentures. At June 30, 2004, the Company had $57,613 in cash and cash equivalents, a decrease of $41,234 from June 30, 2003. The amount of cash and cash equivalents held by the Company fluctuated as the Company sold parcels of real property. The Company made no acquisitions of real estate either in the period ending June 30, 2003, or 2004. The Company plans to seek additional means of funding after the Company is satisfied that has satisfactorily satisfied its outstanding legal concerns. See "Risk Factors".

         The Company earned $287,105 from investing activities for the period ended June 30, 2003, as compared to $147,464 used in the period ended June 30, 2004. Net cash used in financing activities was $2,587,734 for the period ended June 30, 2003, as compared to $1,156,200 used in the three months ended June 30, 2004. This decrease in net cash used in financing activities is attributable to the Company paying down principal on the mortgage of its property upon the disposition thereof.

         The Company had negative net cash flow of $1,385,329 from operating activities for the nine months ended June 30, 2003 as compared to negative net cash flow of $580,995 for the nine months ended June 30, 2004.

         The Company had stockholders' deficit of $3,297,347 at June 30, 2004 as compared to $1,974,795 at June 30, 2003. The Company's determination that it has issued shares in excess of its authorized amount resulted in the Company's determination to continue to classify all shares issued in excess of 1 million as temporary equity.

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

         THE COMPANY MAY NOT BE ABLE TO RAISE ADDITIONAL CAPITAL

         On March 17, 2004, the Company filed a preliminary information statement on Schedule 14C proposing the following actions: (i) to approve an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of NRES Common Stock to 21 billion, (ii) to create and issue Class A common stock, (iii) to approve an amendment to the Company's Articles of Incorporation to change the par value of the NRES Common Stock, (iv) to effect a 1 for 200 reverse split of the NRES Common Stock, (v) to ratify past changes of the Company's name and (vi) to adopt and approve Amended and Restated Articles of Incorporation. The Company plans to provide a definitive information statement on Schedule 14C to its stockholders shortly after the

Company is satisfied it has resolved any of the SEC's comments. Pending resolution of this matter, the Company will not be able to realize any proceeds from the sale of the NRES Debentures, other debt, or equity (other than proceeds from mortgages on properties). Even if the Company were able to increase its authorized capital, there can be no assurance that the Company will be able to raise additional capital on a debt or equity basis, or to obtain mortgage financing, to complete any of its projects under development (should they be completed), or land purchased for resale or development at a profit.

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

         In the ordinary course of business, the Company and its subsidiaries are involved in legal proceedings incidental to their operations. The Company and its subsidiaries are not currently involved in any legal proceedings that management believes would have a material adverse effect on the operations or financial condition of the Company and its subsidiaries taken as a whole. See, however, the discussion under Part I, Item 2, "Management's Discussion and Analysis or Plan of Operation," under the subheading, "Operating History", with respect to the foreclosure proceedings on the Company's Conquistador Plaza project.

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

Date:  August 16, 2004           NATIONAL RESIDENTIAL PROPERTIES, INC.


                                 By:   /s/ Richard Astrom
                                    -------------------------
                                       Richard Astrom
                                       President, Chief Executive Officer
                                       and Director


Date:  August 16, 2004           By:   /s/ Christopher Astrom
                                    -------------------------
                                       Christopher Astrom
                                       Vice President, Chief Financial Officer,
                                       Secretary and Director