Form 10QSB/A
period 2003-12-31
NATIONAL RESIDENTIAL PROPERTIES NV INC
filed 2004-08-17
CIK 1096840

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

         Among other things, the Company has become licensed to extend credit as a mortgage lender, implemented an online appraisal service and has begun active efforts to locate potential borrowers, including increased advertising efforts and discussions with mortgage brokers. The Company has not hired additional personnel to engage in its mortgage lending business. As of June 30, 2004, the Company has approximately $173,000 outstanding in credit extended to borrowers


         CONNECTICUT PROPERTIES

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