Form 10KSB/A
period 2003-09-30
NATIONAL RESIDENTIAL PROPERTIES NV INC
filed 2004-11-03
CIK 1096840

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


         The aggregate market value of voting stock held by non-affiliates of the registrant as of October 27, 2004 was $191,977.30 (based on the last reported sale price of $0.0001 per share on October 27, 2004).

         The number of shares of the registrant's common stock outstanding as of October 27, 2004 was 1,938,566,046.

                      NATIONAL RESIDENTIAL PROPERTIES, INC.
                      FOR THE YEAR ENDED SEPTEMBER 30, 2003

                                TABLE OF CONTENTS

                                                                            Page

PART I  .......................................................................3
    ITEM 1.  BUSINESS..........................................................4
    ITEM 2.  PROPERTIES.......................................................13
    ITEM 3.  LEGAL PROCEEDINGS................................................14
    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
        SECURITY HOLDERS......................................................14

PART II ......................................................................15
    ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
        RELATED STOCKHOLDER MATTERS...........................................15
    ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........15
    ITEM 7.  FINANCIAL STATEMENTS.............................................22
    ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH
        ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE....................43
    ITEM 8A. CONTROLS AND PROCEDURES..........................................43
    ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
        CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF
        THE EXCHANGE ACT......................................................43
    ITEM 10. EXECUTIVE COMPENSATION...........................................45
    ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
        AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS........................46
    ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................47
    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.................................47
    ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES...........................48


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

         RESIDENCES AT BAY HARBOR

         The Bay Harbor property, located on Bay Harbor Island, Florida, was purchased by the Company in 2000, for $850,000. The Residences at Bay Harbor were built on a 22,500 square foot area with permit approval to construct a 15 story building. The Company intended to construct a 15-story, 60 unit apartment building on the Bay Harbor property and intended for Encore Builders to handle the construction. Immediately after closing the acquisition of the land, the Company applied for a building permit, but to this date, the permit has not been obtained due to various neighborhood objections to construction. The initial business plan called for the building to be sold as a condominium project for $18 million, with construction costs at approximately $12 million. Due to the Company's relations with Encore Builders and the difficulties with the building permit, the Company chose not to construct the building and instead, on December 17, 2001, chose to resell the land for $2.2 million to Dennis Almandares, an independent third party. The transaction contemplated by this agreement did not close, and the Company subsequently entered into a purchase and sale agreement dated as of May 20, 2002 to sell this property to Gateway Mortgage Bankers, Inc. for $2.3 million. The Company expected to close this transaction in September of 2002 or upon the issuance of a building permit by the city building department for a 15-story building but was unable to obtain the required building permit. Subsequently, the Company filed a complaint against the Town of Bay Harbor. On June 30, 2004, the Circuit Court granted the Town of Bay Harbor Island's summary judgment motion. See "Item 3 - Legal Proceedings" for a discussion of the related litigation. The carrying value of the Bay Harbor property was $1,682,227 at September 30, 2003. As of September 30, 2003 and September 30, 2002 this property was subject to an outstanding mortgage in the amount of $781,981 and 591,000, respectively. The Company currently has fee simple ownership of the property, subject to a mortgages. The first mortgage is due in September 2004 and the second mortgage is due in 2006.

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


         On March 12, 2004, the Company completed the sale of the Barcelona Apartments and transferred title to the Barcelona Apartments to Salomon Yuken for $1,550,000 in cash. Mortgages and closing expenses totaled $1,166,796.79. A $100,000 deposit was previously paid to the Company by Salomon Yuken. Net proceeds totaled $285,849.57. The purchase price for the Barcelona Apartments was determined through arms-length negotiations. The transfer was made pursuant to the terms of a Special Warranty Deed dated March 12, 2004, by and between the Registrant and Salomon Yuken. The Barcelona property had a carrying value of $1,290,194 and $1,221,467 at September 30, 2003 and 2002, respectively.


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

         It has come to the Company's attention that, as a result of the conversion of the debentures issued by the Company into NRES Common Stock, coupled with the decrease in the trading price of NRES Common Stock, investors were entitled to more shares of NRES Common Stock than is authorized under the Company's Articles of Incorporation. As a result, as of August 10, 2004, the Company has 1,938,566,046 shares of NRES Common Stock issued, which exceeds the number of shares authorized. As stated above, the Company believes the holders of a majority of the Company's validly issued and outstanding shares and the board of directors can cure and ratify the overissuances of stock. If this cannot be accomplished, the Company may be liable to the holders of the NRES Common Stock issued in excess of the authorized amount in an amount equal to 1,937,566,046 shares (the number of shares issued in excess of the amount authorized) multiplied by the price each such share was issued for (which ranged from approximately $.0001 to $5.4 per share). These holders can demand the issuance of the shares in excess of the Company's authorized amount be rescinded, causing the Company to purchase the shares at the price at which they were sold. The overissuance, together with the Company's inability to increase its authorized number of shares, has eliminated the Company's ability to raise capital through issuances of publicly registered securities. The Company believes it will not be able to continue trading NRES Common Stock or increase its capital resources through selling publicly registered securities until the overissuance is cured and the Company increases the authorized number of shares of NRES Common Stock. The Company's officers and directors may have also violated their fiduciary duties to the Company by permitting the Company to issue shares in excess of its authorized amount and by not having sufficient shares available upon the conversion of the debentures issued by the Company.

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


         OUTSTANDING MORTGAGES

         As of September 30, 2003, the Company had six mortgages outstanding on its properties. The balance due at maturity as of September 30, 2003 and interest rate provisions of each of these mortgages is set forth below:

         Note payable with a bank with interest at the    25,744
         bank's prime rate secured by the Company's assets and guaranteed by an officer of the Company.

         Note payable with a bank, bearing interest at   506,785
         9.50%, secured by real estate and due August
         2, 2001, which at that time was refinanced with another bank and the due date was extended.

         Second mortgage with a bank, with interest at   275,000
         9.50%, secured by real estate and due in 2004

         Third mortgage with a bank, with interest at    290,000
         9.50%, secured by real estate and due in 2004

         Second mortgage with a bank, with interest at   232,492
         9.50%, secured by real estate and due in 2004

         Construction note payable with a bank,          600,000
         bearing interest at prime plus 1.5%, payable monthly, and due upon the sale of the underlying real estate or 36 January 1, 2003.
         The note is secured by the real estate.


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

         On December 13, 2002, the Company filed an Amended Complaint against the Town of Bay Harbor Islands and the Director of the Town of Bay Harbor Islands, Building and Zoning Department in the Circuit Court of the 11th Judicial Circuit for Miami-Dade County, Florida regarding (i) an application by the Company for zoning approval for a planned residential development overlay district and (ii) approval from the Town of Bay Harbor for the development of the Residences at Bay Harbor. Subsequent to the filing of this case, the Company filed a related complaint in the United States District Court for the Southern District of Florida. The federal claim was dismissed with prejudice on May 20, 2003. In July 2003 the Company filed a Second Amended Complaint amending its complaint to add state law counts that were previously asserted by the Company in its federal complaint. On June 30, 2004, the Circuit Court granted the Town of Bay Harbor Island's summary judgment motion. As a result, the Company does not expect its pending disposition of Bay Harbor to close as the acquisition transaction was conditional upon the Company receiving a building permit for 60 units, which it no longer expects to obtain. The Company management team is currently exploring the Company's options with respect to the Bay Harbor property, and has not entered into any additional definitive agreements.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET PRICE OF NRES COMMON STOCK

         NRES Common Stock is quoted on The Over the Counter Bulletin Board under the symbol NRES.PK. While it appears there is no market for NRES Common Stock, the Company has set forth in the table below the high and low closing bid prices per share of NRES Common Stock as reported on The Over the Counter Bulletin Board during the fiscal years ended September 30, 2002 and 2003. The last reported bid price on The Over the Counter Bulletin Board for NRES Common Stock was $0.000 on October 27, 2004.

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

         -----------
         (1)  Source:  IDD Information Services, Tradeline

         HOLDERS

         As of October 27, 2004, there were approximately 594 holders of record of NRES Common Stock.

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

         For the year ended September 30, 2003, the Company incurred net loss of $2,135,936, compared to net loss of $347,513 for the comparable 2002 period. The net loss in 2003 is primarily attributable to increased costs and time relating to the sale of the Company's real property.

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

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization for the year ended September 30, 2003 totaled $28,853 as compared to $2,128 for the year ended September 30, 2002. The reason for this 831% increase is the Company's recognition of a full year of assets acquired in the Company's 2002 fiscal year.

OTHER INCOME (EXPENSE)

         Other income (expense) for the year ended September 30, 2002, was an expense of $344,091, which decreased to an expense of $17,181 for the year ended September 30, 2003. The reason for this decrease is that for purposes of clarity, the Company determined to break out and isolate certain expenses in the Company's statement of operations for the year ended September 30, 2003 and 2002. The Company does not consider expenses such as amortization of discount on debenture conversions and unrealized losses on securities as the Company's operating expenses.

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

         The Company had stockholders' deficit of $2,725,402 at September 30, 2003. The Company's determination that it has issued shares in excess of its authorized amount resulted in the Company's determination to continue to classify all shares issued in excess of 1 million as temporary equity.

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

         It has come to the Company's attention that, as a result of the conversion of the debentures issued by the Company into NRES Common Stock, coupled with the decrease in the trading price of NRES Common Stock, investors were entitled to more shares of NRES Common Stock than is authorized under the Company's Articles of Incorporation. As a result, the Company has 1,938,566,046 shares of NRES Common Stock issued, which exceeds the number of shares authorized. As stated above, the Company believes the holders of a majority of the Company's validly issued and outstanding shares and the board of directors can cure and ratify the overissuances of stock. If this cannot be accomplished, the Company may be liable to the holders of the NRES Common Stock issued in excess of the authorized amount in an amount equal to 1,937,566,046 shares (the number of shares issued in excess of the amount authorized) multiplied by the price each such share was issued for (which ranged from approximately $.0001 to $5.4 per share). The overissuance, together with the Company's inability to increase its authorized number of shares, has eliminated the Company's ability to raise capital through issuances of publicly registered securities. The Company believes it will not be able to continue trading NRES Common Stock or increase its capital resources through selling publicly registered securities until the overissuance is cured and the Company increases the authorized number of shares of NRES Common Stock. The Company's officers and directors may have also violated their fiduciary duties to the Company by permitting the Company to issue shares in excess of its authorized amount and by not having sufficient shares available upon the conversion of the debentures issued by the Company.


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


         The Company may also have violated the federal proxy rules by either
(i) not obtaining the requisite shareholder approval to effect the changes in capital structure described above or (ii) not providing shareholders with an Information Statement on Schedule 14C. As such, it appears the Company has only 1 million shares of NRES Common Stock authorized. Until the Company's board of directors and shareholders cure and ratify the overissuances of stock, the 40 Million Share Increase, the 250 Million Share Increase, the 750 Million Share Increase and the 1.5 Billion Share Increase and comply with the federal proxy rules in doing so by properly obtaining shareholder approval, the Company may be liable to the holders of the NRES Common Stock issued in excess of the authorized amount. These holders can demand the issuance of the shares in excess of the Company's authorized amount be rescinded, causing the Company to purchase the shares at the price at which they were sold. The Company still may be subject to an enforcement action for possible violations of this and other provisions of the federal securities laws.

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

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 2003 AND 2002

                                     ASSETS


                                                         2003            2002
                                                  --------------  --------------
   Cash and cash equivalents                           $794,715       $481,609
   Inventory - real estate holdings                   2,972,420      8,923,638
   Fixed assets, net of depreciation                     31,531         41,184
   Loan origination fees, net                            70,633              -
   Loan receivable - Others                                   -        312,778
   Mortgage receivable and other                         33,636         75,010
   Investment securities                                  2,523          2,523
   Deposits                                               8,725          6,725
                                                  --------------  --------------

TOTAL ASSETS                                         $3,914,183     $9,843,467
                                                  ==============  ==============


        LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                         2003            2002
                                                  --------------  --------------
LIABILITIES
   Accounts payable and accrued expenses                $92,424        $81,707
   Debentures payable                                   199,202        199,202
   Notes and mortgages payable                        1,930,021      5,734,086
                                                  --------------  --------------

     TOTAL LIABILITIES                                2,221,647      6,014,995
                                                  --------------  --------------

TEMPORARY EQUITY                                      4,417,938      4,417,938
                                                  --------------  --------------

STOCKHOLDERS' EQUITY (DEFICIT)
   Common Stock, $.001 Par Value; 1,000,000 shares
        authorized and 1,000,000 shares issued and
        outstanding, respectively                         1,000          1,000
   Common Stock Class A Voting, $.001 Par Value;
        0 shares authorized and 0 shares issued and
        outstanding                                           -              -
   Additional Paid-in Capital                         3,606,580      3,606,580
   Deficit                                          (6,332,982)    (4,197,046)
                                                  --------------  --------------

     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)           (2,725,402)      (589,466)
                                                  --------------  --------------

TOTAL LIABILITIES, TEMPORARY EQUITY AND
        STOCKHOLDERS' EQUITY (DEFICIT)               $3,914,183     $9,843,467
                                                  ==============  ==============

   The accompanying notes are an integral part of the consolidated financial statements.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002


                                                     2003              2002
                                                ---------------  ---------------
OPERATING REVENUES
   Revenue                                          $5,665,805       $3,202,283

COST OF SALES                                        6,861,460        1,937,011
                                                ---------------  ---------------

GROSS PROFIT (LOSS)                                 (1,195,655)       1,265,272
                                                ---------------  ---------------
OPERATING EXPENSES
   Management fees                                           -          293,102
   Professional fees and compensation expenses         746,133          734,562
   Advertising                                           3,865            3,258
   Travel and automobile expenses                       69,119           76,443
   Telephone and utilities                              10,442            9,902
   Real estate taxes and property maintenance           23,512           22,434
   Office expenses                                      24,913           36,410
   Miscellaneous                                        16,263           46,433
   Depreciation and amortization                        28,853            2,128
   Loss on sale of property                                  -          (44,022)
                                                ---------------  ---------------

     TOTAL OPERATING EXPENSES                          923,100        1,180,650
                                                ---------------  ---------------


INCOME (LOSS) BEFORE OTHER INCOME (EXPENSE)         (2,118,755)          40,600

OTHER INCOME (EXPENSE)
   Amortization of discount on debenture conversions         -         (100,480)
   Unrealized loss on investment securities                  -         (224,547)
   Interest expense                                    (17,794)         (22,814)
   Interest income                                         613            3,750
                                                ---------------  ---------------
     TOTAL OTHER INCOME (EXPENSE)                      (17,181)        (344,091)
                                                ---------------  ---------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES         $(2,135,936)       $(347,513)
PROVISION FOR INCOME TAXES                                   -                -
                                                ---------------  ---------------

NET LOSS APPLICABLE TO COMMON SHARES               $(2,135,936)       $(347,513)
                                                ===============  ===============

NET LOSS PER BASIC AND DILUTED SHARES                   $(2.14)          $(0.35)
                                                ===============  ===============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING                                       1,000,000        1,000,000
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



                                COMMON STOCK       CLASS A COMMON STOCK   ADDITIONAL
                           ---------------------- ----------------------    PAID-IN    ACCUMULATED
                             SHARES      AMOUNT     SHARES      AMOUNT      CAPITAL      DEFICIT       TOTALS
                           ----------  ---------- ----------  ----------  -----------  ------------  ------------
Balance, September 30,
   2001, as restated       1,000,000     $1,000          $-         $-    $3,606,580   $(3,849,533)  $(241,953)
Net loss                           -          -           -          -            -       (347,513)   (347,513)
                           ----------  ---------- ----------  ----------  -----------  ------------  ------------
Balance, September 30,
   2002                    1,000,000      1,000           -          -    3,606,580     (4,197,046)   (589,466)
Net loss                           -          -           -          -            -     (2,135,936)  (2,135,936)
                           ----------  ---------- ----------  ----------  -----------  ------------  ------------
Balance, September 30,
   2003                    1,000,000     $1,000          $-         $-    $3,606,580   $(6,332,982)  $(2,725,402)
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

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002


                                                                            2003          2002
                                                                        ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                             $(2,135,936)    $(347,513)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES:
   Amortization of discount on convertible debentures                             -       100,480
   Depreciation and amortization                                             28,853         2,128
   Loss on sale of property                                                       -        44,022
   Unrealized loss on investment securities                                       -       224,547
   Management compensation                                                        -       359,760

CHANGES IN ASSETS AND LIABILITIES
   (Increase) decrease in inventory - real estate holdings                5,951,218    (1,124,146)
   Decrease in prepaid expenses and other assets                                  -       293,102
   (Increase) in deposits                                                    (2,000)       (1,350)
   Increase in accounts payable and accrued expenses                         10,717        62,655
                                                                        ------------  ------------
     Total adjustments                                                    5,988,788       (38,802)
                                                                        ------------  ------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                       3,852,852      (386,315)
                                                                        ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   (Acquisition) disposal of fixed assets - net                              (1,652)      (31,509)
   Loans to officers, net                                                         -      (145,663)
   Loans to/from others                                                     312,778      (312,778)
   (Increase) decrease in mortgage and notes receivable                      41,374       (16,185)
                                                                        ------------  ------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                         352,500      (506,135)
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

         REVENUE AND COST RECOGNITION
         ----------------------------


         Sales of real estate are generally recognized under the full accrual method when each of the criteria in paragraph 5 of SFAS 66 are met. Under that method, gain is not recognized until the collectibility of the sales price is reasonably assured and the earnings process is virtually complete. When a sale does not meet the requirements for income recognition a gain is deferred until those requirements are met.

         The Company recorded the sale of property to Genesis Capital Corporation of Nevada under the cost recovery method. When this method is used, no profit is recognized on the sales transaction until the cost of the property sold is recovered (See Note 1). As such, this transaction did not impact the Company's statement of operations for any period until the cost of the property was recovered.


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

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2003 AND 2002


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

         EARNINGS (LOSS) PER SHARE OF COMMON STOCK (CONTINUED)
         -----------------------------------------------------

         The following is a reconciliation of the computation for basic and diluted EPS:

                                                       2003             2002

         Net Loss                                  ($2,135,936)    ($   347,513)
                                                   ------------    -------------
         Weighted-average common shares
           outstanding (Basic)                       1,000,000        1,000,000

         Weighted-average common stock equivalents:
               Stock options                                 -                -
               Warrants                                      -                -

         Weighted-average common shares
             outstanding (Diluted)                   1,000,000        1,000,000


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

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2003 AND 2002


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

         INVESTMENT SECURITIES (CONTINUED)
         ---------------------------------

         Available-for-sale securities: Available-for-sale securities consist of marketable equity securities not classified as trading securities. Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity unless the change in value is deemed permanent. If the decline in value is other than temporary, the security shall be written down to fair value as a new cost basis and the amount shall be included in earnings and accounted for as a realized loss. The new cost basis shall not be charged for subsequent recoveries in fair value.


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

         LOAN ORIGINATION FEES
         ---------------------

         Represent fees in connection with obtaining mortgages on the various properties. Loan origination fees are written off over the life of the loan. Should the loan be paid off sooner prior to the full term of the loan, the remaining capitalized costs will be charged against income at that time. Amortization expense for the years ended September 30, 2003 and 2002 is $17,548 and $0, respectively.

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


         On May 20, 2002, the Company entered into a purchase and sale agreement to sell its Bay Harbor property to Gateway Mortgage Bankers, Inc. for $2.3 million. The Company does not expect this transaction to close until related outstanding litigation has been completed. See "Item 3 - Legal Proceedings" for a discussion of the related litigation. As of September 30, 2004, there was an outstanding mortgage on this property in the amount of $591,000. The carrying value of the property on September 30, 2003 is $1,682,227.


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

ITEM 8A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES


         Based on their evaluation of the Company's disclosure controls and procedures conducted as of the end of the period covered by this report on Form 10-KSB/A, Richard Astrom, the Company's Chief Executive Officer, and Christopher Astrom, the Company's Chief Financial Officer, have concluded that they are the only individuals involved in the Company's disclosure process. The Company has no formal procedures in place for processing and assembling information to be disclosed in the Company's periodic reports. The Company's system is designed so that information is retained by the Company and relayed to counsel and the Company's accountants as it becomes available. Though the Company has had difficulty implementing its disclosure controls and procedures in the past, the Company's principal executive officer and principal financial officer believe that as of the end of the period being reported, the Company's disclosure controls and procedures are effective. Further, the Company believes that, given its size, an extensive disclosure controls and procedures system is not necessary.


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
                                    Financial Officer

         Richard Astrom is Christopher Astrom's father. The Company does not have any employees besides Christopher Astrom and Richard Astrom.


         The Company's two current directors and officers, Richard Astrom and Christopher Astrom, are each directors and officers of another public company, Capital Solutions I, Inc. ("Capital Solutions I") and another entity, each which may be deemed an affiliate of the Company. Richard Astrom and Christopher Astrom divide their time between the Company, Capital Solutions I and this other entity, and devote time to each company as they determine to be necessary and appropriate. As such, the amount of time Richard Astrom and Christopher Astrom devote to the Company varies widely, depending upon the needs of the Company. There are times when they put in up to 10 hours per day, and other times where they do not dedicate any time at all, as the Company does not require it.


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


         Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities as well as securities which the individual or group has the right to acquire within sixty days of the original filing of this Form 10-KSB. Unless otherwise indicated, the address for those listed below is c/o National Residential Properties, Inc., 6915 Red Road, Suite 222, Coral Gables, Florida 33143. Except as indicated by footnote, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of NRES Common Stock shown as beneficially owned by them. The number of shares of NRES Common Stock outstanding used in calculating the percentage for each listed person includes the shares of NRES Common Stock underlying options held by such persons that are exercisable within 60 days of January 21, 2004, but excludes shares of NRES Common Stock underlying options held by any other person. The number of shares of NRES Common Stock outstanding as of October 27, 2004 was 1,938,566,046. Except as noted otherwise, the amounts reflected below are based upon information provided to the Company and filings with the SEC.


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

                             NATIONAL RESIDENTIAL PROPERTIES, INC.


                             By: /s/RICHARD ASTROM
                                 ----------------------------------
                             Richard Astrom
                             President and Chief Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on October 27, 2004:



SIGNATURE                               TITLE(S)

/s/RICHARD ASTROM          President, Chief Executive Officer and Director
------------------------
Richard Astrom

/s/CHRISTOPHER ASTROM      Vice President, Chief Financial Officer, Secretary
------------------------          and Director
Christopher Astrom