Form 10QSB/A
period 2003-12-31
NATIONAL RESIDENTIAL PROPERTIES NV INC
filed 2004-11-03
CIK 1096840

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes|X| No |_|



As of October 27, 2004, there were 1,938,566,046 shares of the Registrant's Common Stock, $.001 par value per share, outstanding.



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

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..19

         RISK FACTORS........................................................30

         ITEM 3.  CONTROLS AND PROCEDURES....................................33

PART II  OTHER INFORMATION...................................................34

         ITEM 1.  LEGAL PROCEEDINGS..........................................34

         ITEM 2.  CHANGES IN SECURITIES INCREASES IN AUTHORIZED SHARES.......34

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

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

              NATIONAL RESIDENTIAL PROPERTIES, INC AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003


                                     ASSETS
                                     ------
  Cash and cash equivalents                                        $294,156

  Inventory - real estate holdings                                3,004,885

  Fixed assets, net of depreciation                                  30,214

  Loan origination fees, net                                         59,610

  Mortgage receivable and other                                     239,693

  Investment securities                                               2,523

  Deposits                                                           10,925
                                                                ------------

TOTAL ASSETS                                                     $3,642,006
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
                                                                ------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common Stock, $.001 Par Value; 1,000,000 shares
    authorized and 1,000,000 shares issued and outstanding,
    respectively                                                      1,000
  Common Stock Class A Voting, $.001 Par Value; 0
      shares authorized and 0 shares issued and outstanding               -
  Additional Paid-in Capital                                      3,606,580
  Deficit                                                        (6,551,868)
                                                                ------------

      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                       (2,944,288)
                                                                ------------

TOTAL LIABILITIES, TEMPORARY EQUITY AND
   STOCKHOLDERS' EQUITY (DEFICIT)                                $3,642,006
                                                                ============




















The accompanying notes are an integral part of the condensed consolidated financial statements.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002


                                                     2003            2002
                                                 ------------    ------------

OPERATING REVENUES
  Revenue                                            $22,284      $3,521,451

COST OF SALES                                              -       4,345,639
                                                 ------------    ------------

GROSS PROFIT (LOSS)                                   22,284        (824,188)
                                                 ------------    ------------

OPERATING EXPENSES
   Professional fees and compensation expenses       187,172         160,855
   Advertising                                         2,130               -
   Travel and automobile expenses                     16,775           7,803
   Telephone and utilities                             2,517           2,078
   Real estate taxes and property maintenance          6,565           3,163
   Office expenses                                     4,527           1,991
   Miscellaneous                                       7,830           2,537
   Depreciation and amortization                      13,930           2,785
                                                 ------------    ------------
       TOTAL OPERATING EXPENSES                      241,446         181,212
                                                 ------------    ------------

INCOME (LOSS) BEFORE OTHER INCOME (EXPENSE)         (219,162)     (1,005,400)

OTHER INCOME (EXPENSE)
   Interest expense                                   (5,316)         (4,599)
   Interest income                                     5,592              18
                                                 ------------    ------------
       TOTAL OTHER INCOME (EXPENSE)                      276          (4,581)
                                                 ------------    ------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES         $(218,886)    $(1,009,981)
PROVISION FOR INCOME TAXES                                 -               -
                                                 ------------    ------------

NET LOSS APPLICABLE TO COMMON SHARES               $(218,886)    $(1,009,981)
                                                 ============    ============

NET LOSS PER BASIC AND DILUTED SHARES                 $(0.22)         $(1.01)
                                                 ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                             1,000,000       1,000,000
                                                 ============    ============




The accompanying notes are an integral part of the condensed consolidated financial statements.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002


                                                                    2003             2002
                                                                ------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                       $(218,886)     $(1,009,981)
                                                                ------------    -------------
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
PROVIDED BY (USED IN) OPERATING ACTIVITIES:
     Depreciation and amortization                                   13,930            2,785

  CHANGES IN ASSETS AND LIABILITIES
     (Increase) decrease in inventory - real estate holdings        (32,465)       4,014,277
     (Increase) in escrow receivable                                      -         (462,741)
     (Increase) in deposits                                          (2,200)               -
     Increase (decrease) in accounts payable and
       and accrued expenses                                         (44,628)           4,848
                                                                ------------    -------------
     Total adjustments                                              (65,363)       3,559,169
                                                                ------------    -------------

     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (284,249)       2,549,188
                                                                ------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
    (Acquisition) disposal of fixed assets - net                     (1,590)               -
    Loans to/from others                                                  -          138,200
    (Increase) decrease in mortgage and notes receivable           (206,057)          16,876
                                                                ------------    -------------

     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           (207,647)         155,076
                                                                ------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net change in notes and mortgages payable                        (8,663)      (3,154,972)
                                                                ------------    -------------
        NET CASH (USED IN) FINANCING ACTIVITIES                      (8,663)      (3,154,972)
                                                                ------------    -------------

NET (DECREASE) IN
    CASH AND CASH EQUIVALENTS                                      (500,559)        (450,708)

CASH AND CASH EQUIVALENTS -
    BEGINNING OF PERIOD                                             794,715          481,609
                                                                ------------    -------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                          $294,156          $30,901
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


                                COMMON STOCK              CLASS A COMMON STOCK
                                                                                     ADDITIONAL
                                                                                      PAID-IN      ACCUMULATED
                               SHARES          AMOUNT         SHARES        AMOUNT    CAPITAL        DEFICIT           TOTALS
                             ---------------------------------------------------------------------------------------------------

Balance, September 30, 2002  1,000,000         $1,000              -             $-    $3,606,580    $(4,197,046)     $(589,466)
                             ---------------------------------------------------------------------------------------------------

Net loss                             -              -              -              -             -     (1,009,981)    (1,009,981)
                             ---------------------------------------------------------------------------------------------------

Balance, December 31, 2002   1,000,000         $1,000              -             $-    $3,606,580    $(5,207,027)   $(1,599,447)
                             ===================================================================================================

Balance, September 30, 2003  1,000,000         $1,000              -             $-    $3,606,580    $(6,332,982)   $(2,725,402)

Net loss                             -              -              -              -             -       (218,886)      (218,886)
                             ---------------------------------------------------------------------------------------------------

Balance, December 31, 2003   1,000,000         $1,000              -             $-    $3,606,580    $(6,551,868)   $(2,944,288)
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

                  The Company recorded the sale of property to Genesis Capital Corporation under the cost recovery method. When this method is used, no profit is recognized on the sales transaction until the cost of the property sold is recovered. (See Note 1) As such, this transaction did not impact the Company's statement of operations for any period until the cost of the property was recovered.


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


                  The following is a reconciliation of the computation for basic and diluted EPS:

                                                                 December 31,     December 31,
                                                                     2003             2002
                                                                 ------------    -------------

         Net Loss                                                 $ (218,886)    $ (1,009,981)
                                                                 ------------    -------------
         Weighted-average common shares outstanding (Basic)        1,000,000        1,000,000

         Weighted-average common stock equivalents:
           Stock options                                                   -                -
           Warrants                                                        -                -

         Weighted-average common shares outstanding (Diluted)      1,000,000        1,000,000

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


                  LOAN ORIGINATION FEES


                  Represent fees in connection with obtaining mortgages on the various properties. Loan origination fees are written off over the life of the loan. Should the loan be paid off sooner prior to the full term of the loan, the remaining capitalized costs will be charged against income at that time. Amortization expense for the three months ended December 31, 2003 and 2002 is $11,023 and $0, respectively.

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

NOTE 4-           MORTGAGES RECEIVABLE AND OTHER
                  ------------------------------


                  Represents amounts due from individuals who purchased property from the Company or amounts due from individuals the Company loaned money to in the form of mortgages. Amounts due at December 31, 2003 were $239,693.


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


         For the three months ended December 31, 2002, the Company incurred net loss of $1,009,981, compared to net loss of $218,886 for the comparable 2003 period. The difference is primarily due to the fact that during the period ended December 31, 2002, the Company recorded sales of property in which the cost of sale exceeded the revenues generated therefrom. During the period ended December 31, 2003, the Company did not sell any real property.


         Total revenues were $3,521,451 for the period ended December 31, 2002, as compared to $38,151 for the period ended December 31, 2003. This 99% decrease is due to the fact that the Company did not dispose of its real estate property in the period ended December 31, 2003.

OPERATING EXPENSES

                  TRAVEL AND AUTOMOBILE EXPENSES

         Travel and automobile expenses totaled $7,803 and $16,775 for the quarterly periods ended December 31, 2002 and 2003, respectively. The reason for this 115% increase in cost is due to increased travel relating to the Company's efforts to expand its business.

                  DEPRECIATION


         Depreciation and amortization expenses totaled $2,785 and $13,930 for the quarterly periods ended December 31, 2002 and 2003, respectively. This increase was due to the amortization of loan origination fees in connection with the payment of a loan relating to real property.


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


         The Company earned $155,076 from investing activities for the period ended December 31, 2002, as compared to $207,647 used in the period ended December 31, 2003. Net cash used in financing activities was $3,154,972 for the period ended December 31, 2002, as compared to $8,663 used in the period ended December 31, 2003. This decrease in net cash used in financing activities is attributable to the Company's repayment of mortgage debt upon the disposition of real property.


         The Company had a net cash flow of $2,549,188 from operating activities for the period ended December 31, 2002 as compared to negative net cash flow of $268,382 for the period ended December 31, 2003. This decrease in cash flow from operating activities is primarily due to the Company recording the sale of its parcels of real property during the period ended December 31, 2002.

         The Company had stockholders' deficit of $2,944,288 at December 31, 2003 as compared to $1,599,447 for the year ended December 31, 2002. The Company's determination that it has issued shares in excess of its authorized amount resulted in the Company's determination to continue to classify all shares issued in excess of 1 million as temporary equity.

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

  Exhibit
  Number    Description
----------  ------------------------------------------------------------------

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

                                NATIONAL RESIDENTIAL PROPERTIES, INC.


Date:  October 27, 2004          By:    /s/ RICHARD ASTROM
                                       ----------------------------
                                       Richard Astrom
                                       President, Chief Executive Officer
                                       and Director

Date:  October 27, 2004          By:    /s/ CHRISTOPHER ASTROM
                                       -------------------------------------
                                       Christopher Astrom
                                       Vice President, Chief Financial Officer,
                                       Secretary and Director