Form 10QSB/A
period 2004-03-31
NATIONAL RESIDENTIAL PROPERTIES NV INC
filed 2004-11-03
CIK 1096840

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

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

              NATIONAL RESIDENTIAL PROPERTIES, INC AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2004

                                     ASSETS
                                     ------


  Cash and cash equivalents                                 $ 116,366

  Inventory - real estate holdings                          1,745,558

  Fixed assets, net of depreciation                            34,134

  Loan origination fees, net                                   31,310

  Mortgage receivable and other                               171,408

  Other receivables                                           113,866

  Investment securities                                         2,523

  Deposits and other assets                                    15,925
                                                      --------------------
TOTAL ASSETS                                               $2,231,090
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
                                                                                -----------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common Stock, $.001 Par Value; 1,000,000 shares
    authorized and 1,000,000 shares issued and outstanding,
    respectively                                                                          1,000
  Common Stock Class A Voting, $.001 Par Value; 0
      shares authorized and 0 shares issued and outstanding                                   -
  Additional Paid-in Capital                                                          3,606,580
  Deficit                                                                            (6,802,423)
                                                                                -----------------

      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                           (3,194,843)
                                                                                -----------------

TOTAL LIABILITIES, TEMPORARY EQUITY AND
   STOCKHOLDERS' EQUITY (DEFICIT)                                                    $2,231,090
                                                                                =================
















The accompanying notes are an integral part of the condensed consolidated financial statements.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED MARCH 31, 2004 AND 2003


                                                   SIX MONTHS ENDED                          THREE MONTHS ENDED
                                             MARCH 31,            MARCH 31,            MARCH 31,            MARCH 31,
                                               2004                 2003                 2004                 2003
                                               ----                 ----                 ----                 ----

OPERATING REVENUES
  Revenue                                    $1,596,534           $3,542,902           $1,574,250              $21,451
  Cost of sales                              (1,471,084)          (4,345,639)          (1,471,084)                   -
                                          ---------------- -------------------- -------------------- --------------------
GROSS PROFIT                                    125,450             (802,737)             103,166               21,451
                                          ---------------- -------------------- -------------------- --------------------

OPERATING EXPENSES
   Professional fees and compensation
   expenses                                     471,608              286,775              284,435              125,920
   Advertising                                    3,247                3,845                1,117                3,845
   Travel and automobile expenses                43,413               21,507               26,538               13,704
   Telephone and utilities                        6,885                3,412                4,470                1,334
   Real estate taxes and property
   maintenance                                   15,574                8,062                9,010                4,899
   Office expenses                               10,380                9,494                5,853                7,503
   Miscellaneous                                 13,811                7,038                5,980                4,501
   Depreciation and amortization                 31,504                6,145               17,574                3,360
                                          ---------------- -------------------- -------------------- --------------------
       TOTAL OPERATING EXPENSES                 596,422              346,278              354,977              165,066
                                          ---------------- -------------------- -------------------- --------------------

LOSS BEFORE OTHER INCOME (EXPENSE)             (470,972)          (1,149,015)            (251,811)            (143,615)
OTHER INCOME (EXPENSE)
   Interest expense                             (10,739)              (9,608)              (5,423)              (5,009)
   Interest income                               12,270                   35                6,679                   17
                                          ---------------- -------------------- -------------------- --------------------
       TOTAL OTHER INCOME (EXPENSE)               1,531               (9,573)               1,256               (4,992)
                                          ---------------- -------------------- -------------------- --------------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES    $(469,441)         $(1,158,588)           $(250,555)           $(148,607)
PROVISION FOR INCOME TAXES                            -                    -                    -                    -
                                          ---------------- -------------------- -------------------- --------------------

NET LOSS APPLICABLE TO COMMON SHARES          $(469,441)         $(1,158,588)           $(250,555)           $(148,607)
                                          ================ ==================== ==================== ====================

NET LOSS PER BASIC AND DILUTED SHARES            $(0.47)              $(1.16)              $(0.25)              $(0.15)
                                          ================ ==================== ==================== ====================

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                        1,000,000            1,000,000            1,000,000            1,000,000
                                          ================ ==================== ==================== ====================

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 2004 AND 2003


                                                                  2004              2003
                                                            ------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                      $(469,441)     $(1,158,588)
                                                            ------------------------------------
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
     Depreciation and amortization                                  31,504            6,145

  CHANGES IN ASSETS AND LIABILITIES
     Decrease in inventory - real estate holdings                1,226,862        3,907,992
     (Increase) in escrow receivable                                13,869         (462,741)
     (Increase) in deposits                                         (7,200)               -
     Increase (decrease) in accounts payable and
       and accrued expenses                                        (65,612)          13,843
                                                            ------------------------------------
     Total adjustments                                           1,199,423        3,465,239
                                                            ------------------------------------

     NET CASH PROVIDED BY OPERATING ACTIVITIES                     729,982        2,306,651
                                                            ------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    (Acquisition) of fixed assets                                   (8,653)               -
    Loans to/from others                                                 -          207,550
    (Increase) decrease in mortgage and notes receivable          (137,772)          42,301
                                                            ------------------------------------

     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES          (146,425)         249,851
                                                            ------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Payment of loan origination costs                                    -          (34,507)
    Net change in notes and mortgages payable                   (1,261,906)      (2,936,553)
                                                            ------------------------------------
        NET CASH (USED IN) FINANCING ACTIVITIES                 (1,261,906)      (2,971,060)
                                                            ------------------------------------

NET (DECREASE) IN
    CASH AND CASH EQUIVALENTS                                     (678,349)        (414,558)

CASH AND CASH EQUIVALENTS -
    BEGINNING OF PERIOD                                            794,715          481,609
                                                            ------------------------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                         $116,366          $67,051
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


                                                                    CLASS A              ADDITIONAL
                                      COMMON STOCK                COMMON STOCK            PAID-IN     ACCUMULATED
                                  SHARES         AMOUNT       SHARES         AMOUNT       CAPITAL       DEFICIT       TOTALS
                               ------------- ------------- ------------- ------------- ------------- ------------- -------------

                               ------------- ------------- ------------- ------------- ------------- ------------- -------------
Balance, September 30, 2002       1,000,000   $     1,000             -   $         -   $ 3,606,580   $(4,197,046)  $  (589,466)
Net loss                                  -             -             -             -             -    (1,158,588)   (1,158,588)
                               ------------- ------------- ------------- ------------- ------------- ------------- -------------
Balance, March 31, 2003           1,000,000   $     1,000             -   $         -   $ 3,606,580   $(5,355,634)  $(1,748,054)

                               ============= ============= ============= ============= ============= ============= =============
Balance, September 30, 2003       1,000,000   $     1,000             -   $         -   $ 3,606,580   $(6,332,982)  $(2,725,402)
Net loss                                  -             -             -             -             -      (469,441)     (469,441)
                               ------------- ------------- ------------- ------------- ------------- ------------- -------------
Balance, March 31, 2004           1,000,000   $     1,000             -   $         -   $ 3,606,580   $(6,802,423)  $(3,194,843)
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


                  The following is a reconciliation of the computation for basic and diluted EPS:


                                                                               March 31,          March 31,
                                                                                 2004               2003
                                                                        ----------------    ---------------

                  Net Loss                                                   $ (469,441)      $ (1,158,588)
                                                                        ----------------    ---------------

                  Weighted-average common shares outstanding (Basic)          1,000,000          1,000,000

                  Weighted-average common stock equivalents:
                    Stock options                                                     -                  -
                    Warrants                                                          -                  -

                  Weighted-average common shares outstanding (Diluted)        1,000,000          1,000,000


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


                  Available-for-sale securities: Available-for-sale securities consist of marketable equity securities not classified as trading securities. Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity unless the change in value is deemed permanent.If the decline in value is other than temporary, the security shall be written down to fair value as a new cost basis and the amount shall be included in earnings and accounted for as a realized loss. The new cost basis shall not be charged for subsequent recoveries in fair value.


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

                  LOAN ORIGINATION FEES


                  Represent fees in connection with obtaining mortgages on the various properties. Loan origination fees are written off over the life of the loan. Should the loan be paid off sooner prior to the full term of the loan, the remaining capitalized costs will be charged against income at that time. Amortization expense for the six months ended March 31, 2004 and 2003 is $25,454 and $575, respectively.

                  RECLASSIFICATIONS

                  Certain amounts for the six months ended March 31, 2003 have been reclassified to conform with the presentation of the March 31, 2004 amounts. The reclassifications have no effect on net income for the six months ended March 31, 2003.

NOTE 3-           INVENTORY - REAL ESTATE HOLDINGS
                  --------------------------------

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

         RESIDENCES AT BAY HARBOR



         The Bay Harbor property, located on Bay Harbor Island, Florida, was purchased by the Company in 2000, for $850,000. The Residences at Bay Harbor were built on a 22,500 square foot area with permit approval to construct a 15 story building. The Company intended to construct a 15-story, 60 unit apartment building on the Bay Harbor property and intended for Encore Builders to handle the construction. Immediately after closing the acquisition of the land, the Company applied for a building permit, but to this date, the permit has not been obtained due to various neighborhood objections to construction. The initial business plan called for the building to be sold as a condominium project for $18 million, with construction costs at approximately $12 million. Due to the Company's relations with Encore Builders and the difficulties with the building permit, the Company chose not to construct the building and instead, on December 17, 2001, chose to resell the land for $2.2 million to Dennis Almandares, an independent third party. The transaction contemplated by this agreement did not close, and the Company subsequently entered into a purchase and sale agreement dated as of May 20, 2002 to sell this property to Gateway Mortgage Bankers, Inc. for $2.3 million. The Company expected to close this transaction in September of 2002 or upon the issuance of a building permit by the city building department for a 15-story building but was unable to obtain the required building permit. Subsequently, the Company filed a complaint against the Town of Bay Harbor. On June 30, 2004, the Circuit Court granted the Town of Bay Harbor Island's summary judgment motion. See "Item 1 - Legal Proceedings" for a discussion of the related litigation. The carrying value of the Bay Harbor property was $1,692,227 at September 30, 2003. As of September 30, 2003 and September 30, 2002 this property was subject to an outstanding mortgage in the amount of $781,981 and 591,000, respectively. The Company currently has fee simple ownership of the property, subject to a mortgages. The first mortgage is due in September 2004 and the second mortgage is due in 2006.

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


         For the six months ended March 31, 2003, the Company incurred a net loss of $1,158,588, compared to a net loss of $469,441 for the comparable 2004 period. The difference is primarily due to the fact that during the period ended March 31, 2003, the Company recorded sales of property in which the cost of sale exceeded the revenues generated therefrom.

         Total revenues were $3,542,902 for the six months ended March 31, 2003, as compared to $1,596,534 for the six months ended March 31, 2004. This decrease is due to the fact that the Company only disposed of one property in the period ended March 31, 2004.

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

         DEPRECIATION AND AMORTIZATION


         Depreciation and amortization expenses totaled $3,360 and $17,574 for the three months ended March 31, 2003 and 2004, respectively. This 900% increase is due to the amortization of loan origination fees in connection with a loan relating to real property.


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


         The Company had stockholders' deficit of $3,194,843 at March 31, 2004 as compared to $1,748,054 at March 31, 2003. The Company's determination that it has issued shares in excess of its authorized amount resulted in the Company's determination to continue to classify all shares issued in excess of 1 million as temporary equity.

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

3.2*** Certificate of Amendment to Articles of Incorporation of the Company.

3.4*        Bylaws of the Company.

4.1** 8% Series SPB Senior Subordinated Convertible Redeemable Debentures due November 3, 2002

4.2** 8% Series SPC Senior Subordinated Convertible Redeemable Debentures due April 12, 2003

4.3** 8% Series SPD Senior Subordinated Convertible Redeemable Debentures due October 17, 2003

  Exhibit
  Number    Description
----------  ------------------------------------------------------------------

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