Form 10QSB/A
period 2004-06-30
NATIONAL RESIDENTIAL PROPERTIES NV INC
filed 2004-11-03
CIK 1096840

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

         Transitional Small Business Disclosure Format (Check one):Yes|_|  No|X|

                      NATIONAL RESIDENTIAL PROPERTIES, INC.
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004


                                TABLE OF CONTENTS
                                -----------------
PART I  FINANCIAL INFORMATION...............................................  3

         ITEM 1.  FINANCIAL STATEMENTS......................................  3

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION. 19

         RISK FACTORS....................................................... 31

         ITEM 3.  CONTROLS AND PROCEDURES................................... 34

PART II  OTHER INFORMATION.................................................. 35

         ITEM 1.  LEGAL PROCEEDINGS......................................... 35

         ITEM 2.  CHANGES IN SECURITIES INCREASES IN AUTHORIZED SHARES...... 35

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES........................... 36

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....... 36

         ITEM 5.  OTHER INFORMATION......................................... 36

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.......................... 36

SIGNATURES.................................................................. 38




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

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

              NATIONAL RESIDENTIAL PROPERTIES, INC AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                          ASSETS
                                          ------
                                                                      JUNE 30,
                                                                        2004
                                                                    (UNAUDITED)


Cash and cash equivalents                                        $       57,613
Inventory - Real Estate Holdings                                      1,756,037
Escrow receivable                                                         5,000
Fixed assets, net of depreciation                                        30,991
Loan receivable - others                                                 46,367
Mortgage receivable and other                                           172,447
Investment securities                                                     2,523
Deposits                                                                 10,925
Loan origination fees, net of amortization                               24,401
                                                                  -------------

TOTAL ASSETS                                                     $    2,106,304
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

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)



        LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY (DEFICIT)
        ----------------------------------------------------------------

                                                                      JUNE 30,
                                                                       2004
                                                                    (UNAUDITED)


LIABILITIES
   Accounts payable and accrued expenses                         $       29,440
   Convertible debentures payable                                       199,202
   Notes and mortgages payable                                          773,821
                                                                  -------------
         TOTAL LIABILITIES                                            1,002,463

TEMPORARY EQUITY                                                      4,417,938
                                                                  -------------
STOCKHOLDERS' EQUITY (DEFICIT)
   Common Stock, $.001 Par Value; 1,000,000 shares authorized and
     1,000,000 shares issued and outstanding                              1,000
   Common Stock Class A Voting, $.001 Par Value; 0 shares authorized and 0 shares issued and outstanding
   Additional Paid-in Capital                                         3,606,580
   Deficit                                                           (6,921,677)
                                                                  -------------

         TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                        (3,314,097)
                                                                  -------------
TOTAL LIABILITIES, TEMPORARY EQUITY AND
STOCKHOLDERS' EQUITY (DEFICIT)                                   $    2,106,304
                                                                  =============


















The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF
    OPERATIONS FOR THE NINE AND THREE MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)



                                                        NINE MONTHS ENDED               THREE MONTHS ENDED
                                                    JUNE 30,         JUNE 30,        JUNE 30,         JUNE 30,
                                                      2004             2003            2004             2003
                                                      ----             ----            ----             ----
OPERATING REVENUES
   Revenue                                       $ 1,600,120      $ 3,564,353      $     3,586      $    21,451
   Cost of sales                                  (1,471,084)      (4,345,639)               -                -
                                                 ------------     ------------     ------------     ------------
GROSS PROFIT                                         129,036         (781,286)           3,586           21,451
                                                 ------------     ------------     ------------     ------------

OPERATING EXPENSES
   Professional fees and compensation expenses       546,436          482,558           74,829          195,783
   Advertising                                         3,247            3,845                -                -
   Travel and automobile expenses                     60,341           41,803           16,928           20,296
   Telephone and utilities                             9,356            7,326            2,470            3,914
   Real estate taxes and property maintenance         21,097           14,094            5,523            6,032
   Office expenses                                    14,589           15,430            4,209            5,936
   Miscellaneous                                      21,879           12,590            8,068            5,552
   Depreciation and amortization                      41,556           12,444           10,052            6,299
         TOTAL OPERATING EXPENSES                    718,501          590,090          122,079          243,812
                                                 ------------     ------------     ------------     ------------
LOSS BEFORE OTHER INCOME (EXPENSE)                  (589,465)      (1,371,376)        (118,493)        (222,361)
                                                 ------------     ------------     ------------     ------------
OTHER INCOME (EXPENSE)
   Interest expense                                  (12,386)         (14,566)          (1,647)          (4,958)
   Interest income                                    13,156              613              886              578
                                                 ------------     ------------     ------------     ------------
         TOTAL OTHER INCOME (EXPENSE)                    770          (13,953)            (761)          (4,380)
                                                 ------------     ------------     ------------     ------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES       $  (588,695)     $(1,385,329)     $  (119,254)     $  (226,741)
PROVISION FOR INCOME TAXES                                 -                -                                 -
                                                 ------------     ------------     ------------     ------------
NET LOSS APPLICABLE TO COMMON SHARES             $  (588,695)     $(1,385,329)     $  (119,254)     $  (226,741)
                                                 ============     ============     ============     ============

NET LOSS PER BASIC AND DILUTED SHARES            $     (0.59)     $     (1.39)     $     (0.12)     $     (0.23)
                                                 ============     ============     ============     ============
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                 1,000,000        1,000,000        1,000,000        1,000,000
                                                 ============     ============     ============     ============






The accompanying notes are an integral part of the condensed consolidated financial statements.

        NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES CONDENSED
        CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
                       JUNE 30, 2004 AND 2003 (UNAUDITED)




                                                                        2004              2003
                                                                        ----              ----
CASH FLOW FROM OPERATING ACTIVITIES
   Net loss                                                       $     (588,695)   $   (1,385,329)
                                                                  ---------------   ---------------
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
   PROVIDED BY OPERATING EXPENSES:
   Depreciation and amortization                                          41,556            12,444

CHANGES IN ASSETS AND LIABILITIES
   (Increase) decrease in inventory - real estate holdings             1,216,383         3,750,488
   (Increase) in escrow receivable                                        (5,000)         (462,741)
   (Increase) in loan receivable-others                                  (32,490)                -
   (Increase) in deposits                                                 (2,200)                -
   Increase (Decrease) in accounts payable and accrued expenses          (62,984)            3,005
                                                                  ---------------   ---------------
   Total adjustments                                                   1,155,257         3,303,196
                                                                  ---------------   ---------------

         NET CASH PROVIDED BY OPERATING ACTIVITIES                       566,562         1,917,867
                                                                  ---------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property, plant and equipment                              (8,653)                -
   Loans to / from others                                                      -           246,174
   (Increase) decrease in mortgage receivables                          (138,811)           40,931
                                                                  ---------------   ---------------

         NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            (147,464)          287,105


















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


                                                           CLASS A           ADDITIONAL
                                  COMMON STOCK           COMMON STOCK         PAID-IN        ACCUMULATED
                                SHARES      AMOUNT     SHARES    AMOUNT       CAPITAL          DEFICIT           TOTALS
                              ---------  ----------    ------  ---------    -----------    -------------    --------------
BALANCE, SEPTEMBER 30, 2002   1,000,000  $   1,000         -   $      -     $ 3,606,580    $ (4,197,046)    $    (589,466)

Net loss                              -           -        -          -               -      (1,385,329)       (1,385,329)
                              ---------  ----------    ------  ---------    -----------    -------------    --------------
BALANCE, JUNE 30, 2003        1,000,000  $   1,000         -   $      -     $ 3,606,580    $ (5,582,375)    $  (1,974,795)
                              =========  ==========    ======  =========    ===========    =============    ==============

BALANCE, SEPTEMBER 30, 2003   1,000,000  $   1,000         -   $      -     $ 3,606,580    $ (6,332,982)    $  (2,725,402)

Net loss                              -           -        -          -               -        (588,695)         (588,695)
                              ---------  ----------    ------  ---------    -----------    -------------    --------------
BALANCE, JUNE 30, 2004        1,000,000  $   1,000         -   $      -     $ 3,606,580    $ (6,921,677)    $  (3,314,097)
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

                                                                  CLASS A                       ADDITIONAL
                                      COMMON STOCK              COMMON STOCK                     PAID-IN    ACCUMULATED
                                 SHARES        AMOUNT        SHARES      AMOUNT    DISCOUNT      CAPITAL      DEFICIT     TOTALS
                             -------------  -----------   ---------    -------    ----------   ----------  -----------  ----------
BALANCE, SEPTEMBER 30, 2002  1,937,566,046  $ 1,937,566   1,000,000    $ 1,000    $(687,311)   $3,166,653  $      -     $4,417,938

No activity                              -            -           -          -            -             -                        -
                             -------------  -----------   ---------    -------    ----------   ----------  -----------  ----------
BALANCE, JUNE 30, 2003       1,937,566,046  $ 1,937,566   1,000,000    $ 1,000    $(687,311)   $3,166,653               $4,417,938
                             =============  ===========   =========    =======    ==========   ==========  ===========  ==========

BALANCE, SEPTEMBER 30, 2003  1,937,566,046  $ 1,937,566   1,000,000    $ 1,000    $(687,311)   $3,166,653  $      -     $4,417,938

No activity                              -            -           -          -            -             -                        -
                             -------------  -----------   ---------    -------    ----------   ----------  -----------  ----------
BALANCE, JUNE 30, 2004       1,937,566,046  $ 1,937,566   1,000,000    $ 1,000    $(687,311)   $3,166,653               $4,417,938
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

         The following is a reconciliation of the computation for basic and diluted EPS:


                                                                JUNE 30,        JUNE 30,
                                                                  2004            2003
                                                              -----------    -------------

         Net Loss                                             $ (588,695)    $ (1,385,329)
                                                              -----------    -------------

         Weighted-average common shares outstanding (Basic)    1,000,000        1,000,000

         Weighted-average common stock equivalents:
           Stock options                                                                -
         Warrants                                                                     -

         Weighted-average common shares outstanding (Diluted)  1,000,000        1,000,000


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

         LOAN ORIGINATION FEES

         Represent fees in connection with obtaining mortgages on the various properties. Loan origination fees are written off over the life of the loan. Should the loan be paid off sooner prior to the full term of the loan, the remaining capitalized costs will be charged against income at that time. Amortization expense for the nine months ended June 30, 2004 and 2003 is $32,363 and $4,089, respectively.

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


         For the nine months ending June 30, 2003, the Company incurred a net loss of $1,385,329, compared to a net loss of $588,695 for the comparable 2004 period. The difference is primarily due to the fact that during the period ending June 30, 2003, the Company sold properties in its portfolio, generating cash flow and yet still incurring a net loss in that the expenses exceeded the sales prices.


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

         TELEPHONE AND UTILITIES

         Telephone and utilities expenses totaled $3,914 and $2,470 for the three months ended June 30, 2003 and 2004, respectively. The reason for this 37% decrease was due to increased inactivity in the Company's real estate business.

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDING JUNE 30, 2004 AND JUNE 30, 2003

REVENUES


         Total revenues were $3,564,353 for the nine months ending June 30, 2003, as compared to $1,600,020 for the nine months ending June 30, 2004. This decrease is due to the fact that the Company disposed of properties contained in its real estate portfolio generating more cash flow during the period ending June 30, 2003, than during the period ending June 30, 2004.


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

         DEPRECIATION AND AMORTIZATION


         Depreciation and amortization expenses totaled $12,444 and $41,556 for the nine months ended June 30, 2003 and 2004, respectively. This 284% increase is due to the amortization of loan fees during the period ending June 30, 2004.


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


         The Company had negative net cash flow of $1,385,329 from operating activities for the nine months ended June 30, 2003 as compared to negative net cash flow of $588,695 for the nine months ended June 30, 2004.

         The Company had stockholders' deficit of $3,314,097 at June 30, 2004 as compared to $1,974,795 at June 30, 2003. The Company's determination that it has issued shares in excess of its authorized amount resulted in the Company's determination to continue to classify all shares issued in excess of 1 million as temporary equity.


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


Date:  October 27, 2004          NATIONAL RESIDENTIAL PROPERTIES, INC.



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