Form 10KSB
period 2004-09-30
NATIONAL RESIDENTIAL PROPERTIES NV INC
filed 2005-01-05
CIK 1096840

ANNUAL REPORT

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2004


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

           SECURITIES REGISTERED UNDER SECTION 12(B) OF THE ACT: None

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

         Issuer's revenues for its most recent fiscal year:  $1,600,120.

         The aggregate market value of voting stock held by non-affiliates of the registrant as of December 28, 2004 was $191,977.30 (based on the last reported sale price of $0.0001 per share on December 28, 2004).

         The number of shares of the registrant's common stock outstanding as of December 28, 2004 was 1,938,566,046.

                      NATIONAL RESIDENTIAL PROPERTIES, INC.
                      FOR THE YEAR ENDED SEPTEMBER 30, 2004
                                TABLE OF CONTENTS

                                TABLE OF CONTENTS

                                                                                 Page

PART I   ..........................................................................2
         ITEM 1.  BUSINESS.........................................................3
         ITEM 2.  PROPERTIES......................................................12
         ITEM 3.  LEGAL PROCEEDINGS...............................................13
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............13

PART II  .........................................................................12
         ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                 MATTERS..........................................................14
         ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........14
         ITEM 7. FINANCIAL STATEMENTS.............................................20
         ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                 FINANCIAL DISCLOSURE.............................................38
         ITEM 8A.     CONTROLS AND PROCEDURES.....................................38
         ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                 COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT................38
         ITEM 10.     EXECUTIVE COMPENSATION......................................40
         ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT AND RELATED STOCKHOLDER MATTERS.......................41
         ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............41
         ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K............................42
         ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES......................44

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

                                     PART I


RESTATEMENT

          As discussed in Notes 1 and 14 to the consolidated financial statements, National Residential Properties, Inc. (the "COMPANY") has restated its audited consolidated financial statements for September 30, 2001. The Company adjusted its consolidated financial statements for certain expenses not previously recognized relating to the amortization of discount on debenture conversions and fees and interest associated with the debentures in the amount of $1,830,731 that occurred in that fiscal year. Cumulatively, the Company's accumulated deficit increased $1,830,731 to $3,849,533 from $2,108,802 at September 30, 2001 and the net loss of the Company increased to $2,414,375 from $583,644. The recognition of the 2001 expenses had no effect on the stockholders' equity (deficit) since the expenses were associated with the issuance of the Company's common stock. Additionally, the Company classified certain shares of its common stock as "Temporary" equity to "Permanent" equity.

          Accordingly, the deficit is restated as follows as it was carried through to reflect the restated beginning balance at October 1, 2002. The net effect of this restatement has been previously reported.

        Deficit, September 30, 2001, as previously reported   ($ 2,018,802)
        Prior Period Adjustment, September 30, 2001             (1,830,731)
                                                                -----------

        Deficit, September 30, 2001, as restated               ($3,849,533)
        Net loss for the year ended September 30, 2002            (347,513)
                                                                  ---------
        Deficit, September 30, 2002                            ($4,197,046)
                                                               ============

         Additionally, in September 30, 2003 the Company restated its financial statements to adjust for the underreporting of amortization expense in the amount of $9,050.

BACKGROUND CAPITALIZATION INFORMATION

         The Company's original Articles of Incorporation (the "ARTICLES") of authorized the Company to issue 1 million shares of the Company's common stock ("NRES COMMON STOCK"). After its incorporation, the following events occurred:
(i) in December 1994, the Company attempted to effect a 2 for 1 stock split (the "1994 STOCK SPLIT"); (ii) in January 1999, the Company attempted to effect a 1 for 10 reverse stock split (the "1999 REVERSE STOCK SPLIT"); (iii) between the date of its incorporation and January 2001, the Company believed it increased the number of shares it was authorized to issue from 1 million to 40 million shares of NRES Common Stock (the "40 MILLION SHARE INCREASE"); (iv) in October 2000, the Company attempted to increase the number of shares the Company was authorized to issue from 40 million to 250 million shares of NRES Common Stock (the "250 MILLION SHARE INCREASE"); (v) in January 2001, the Company attempted to increase the number of shares it was authorized to issue from 250 million to 750 million shares of NRES Common Stock and effected a 3 for 1 stock split (the "750 MILLION SHARE INCREASE"); and (vi) in June 2001, the Company attempted to increase the number of shares it was authorized to issue from 750 million to 1.5 billion shares of NRES Common Stock (the "1.5 BILLION SHARE INCREASE", and together with the 1994 Stock Split, the 1999 Reverse Stock Split, the 40 Million Share Increase, the 250 Million Share Increase and the 750 Million Share Increase, the "CAPITAL CHANGES"). The Company has since determined that some or all of the Capital Changes were not validly adopted by the Company's board of directors, approved by the Company's shareholders or filed with the Secretary of State of the State of Nevada as required by the laws of the State of Nevada. As a result, it appears the Company never has been authorized to issue more than 1 million shares of NRES Common Stock. All shares of NRES Common Stock issued in excess of 1 million shares appear to have been issued in excess of the authorized amount.

         Given the foregoing, the Company has attempted to determine the majority owners of the validly issued shares of NRES Common Stock. The Company discovered that Richard Astrom and Pamela Gay Astrom, tenants by the entireties, were issued a substantial block of shares shortly after the Company merged with National Rehab Properties, Inc. These shares consisted of the majority of the Company's validly issued outstanding shares. After their initial issuance, approximately 22% of these shares were transferred by Mr. and Mrs. Astrom to their family members, and were then resold into the public market. While Mr. and Mrs. Astrom did transfer these shares, the Company's assumption is that, because the shares are largely fungible, the shares transferred by Mr. and Mrs. Astrom were those issued in excess of the Company's authorized amount. The Company's former transfer agent's records show that the remainder of these shares (including those shares the Company assumes were validly issued) were still held by Richard and Pamela Astrom, as tenants by the entireties, when the Company's former transfer agent and the Company severed relations. The Company's current transfer agent's records confirm that these shares can be traced from that time to the present, as they are still held by Richard and Pamela Astrom, as tenants by the entireties, and have not been sold or otherwise transferred. As such, Richard Astrom and Pamela Gay Astrom, as tenants by the entireties, appear to hold a majority of the validly issued shares of NRES Common Stock.

         After making the aforementioned factual findings, the Company proceeded to retain local counsel in the State of Nevada to determine the effect of the invalidity of some or all of the Capital Changes and to confirm the foregoing analysis under Nevada law. " Based on the Company's discussions with Nevada counsel and the assumption that the shares transferred to Mr. and Mrs. Astrom's family members described above included only those shares that were issued in excess of the Company's authorized amount, the Company determined (and currently believes) that Richard and Pamela Astrom can amend the Company's articles of incorporation to increase the Company's authorized shares of common stock. The Company also believes that the issuance of NRES Common Stock in excess of the authorized amount can be cured by the Company's board of directors. The Company's board of directors intends to 'cure and ratify the overissuances and the Capital Changes after Richard and Pamela Astrom amend the Articles to increased the number of authorized shares.' The Company also intends to file an Information Statement on Schedule 14C reflecting this, and any other actions taken by Richard and Pamela Astrom, as appropriate.

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

         o On December 15, 1994, the Company entered into an agreement of merger with National Rehab Properties, Inc. On May 15, 1995, the merger became effective and National Rehab Properties, Inc. merged with and into the Company, with National Rehab Properties, Inc. remaining as the surviving entity. The surviving entity subsequently changed its name to National Rehab Properties, Inc. and became authorized to conduct business in the State of Florida on August 17, 1995. o In January 1999, the Company attempted to effect the 1999 Reverse Stock Split. Between the date of its incorporation and January 2001, the Company attempted to increase the number of shares the Company was authorized to issue from 1 million to 40 million shares of Common Stock pursuant to the 40 Million Share Increase.

         o On June 17, 1999, pursuant to a joint action by written consent of the Company's shareholders and board of directors, the Company was given the authority to amend its Articles of Incorporation to authorize 2 million shares of Class A Common Stock per share and to issue 1 million shares of its newly authorized Class A Common Stock to Christopher Astrom. o In April 2000, the Company acquired 80% of Encore Services, Inc. ("ENCORE SERVICES"). Encore Services served as the Company's general construction contractor, but was subsequently replaced by Encore Builders, Inc. ("ENCORE BUILDERS"), a former subsidiary (through March 21, 2002) of Vacation Ownership Marketing, Inc. Vacation Ownership Marketing, Inc. ("VACATION OWNERSHIP") is an affiliate of the Company. Encore Builders was the general construction contractor for the Company's Conquistador Plaza project in Miami, Florida. Since the time Encore Builders replaced Encore Services as the general construction contractor of the Company's Conquistador Plaza project, to the time the Company severed its relationship with Encore Services in March 2002, Encore Services has been inactive.
              o In October 2000, the Company changed its name to National Residential Properties, Inc. (the "NATIONAL RESIDENTIAL NAME CHANGE").

         o In October 2000, the Company attempted to effect the 250 Million Share Increase by filing a Certificate of Change in Number of Authorized Shares with the Nevada Secretary of State to increase its authorized number of shares from 40 million shares, to 250 million shares.

         o In January 2001, the Company attempted to effect the 750 Million Share Increase.

         o On April 12, 2001, the Company's wholly-owned subsidiary, Connecticut Acquisition Corp. No. 1 ("CONNECTICUT ACQUISITION") obtained a loan from accredited investors evidenced by its 8% Series A Senior Subordinated Convertible Redeemable Debentures due April 12, 2003 (the "CONNECTICUT ACQUISITION DEBENTURES"), which were convertible from time to time into shares of Connecticut Acquisition's Class A common stock. On May 8, 2001, Connecticut Acquisition merged with and into the Company, with the Company remaining as the surviving entity. As a result, all rights and obligations of Connecticut Acquisition inured to the benefit of and became binding upon the Company. Pursuant to the merger, the Connecticut Acquisition Debentures were surrendered and canceled, and new debentures, identical to the Connecticut Acquisition Debentures (the "NRES CONNECTICUT DEBENTURES"""), but convertible into authorized and unissued shares of NRES Common Stock, were issued by the Company to the holders of the Connecticut Acquisition Debentures.

         o In June 2001, the Company filed a Certificate of Amendment with the Nevada Secretary of State attempting to effect the 1.5 Billion Share Increase.

         o On October 17, 2001, the Company's wholly-owned subsidiary, DC Power Products Acquisition Corp. ("DC POWER"), a Florida corporation, obtained a loan from accredited investors evidenced by its 8% Series A Senior Subordinated Convertible Redeemable Debentures due October 17, 2003 (the "DC POWER DEBENTURES"), which were convertible from time to time into shares of DC Power's common stock. On November 1, 2001, DC Power merged with and into the Company with the Company remaining as the surviving entity. As a result, all rights and obligations of DC Power inured to the benefit of and became binding upon the Company. Pursuant to the merger, the DC Power Debentures were surrendered and canceled, and new debentures, identical to the DC Power Debentures (the "NRES DC POWER DEBENTURES" and together with the NRES Connecticut Debentures, the "NRES DEBENTURES"), but convertible into authorized and unissued shares of NRES Common Stock, were issued by the Company to the holders of the DC Power Debentures. o The Articles, as amended, currently provide that the Company is authorized to issue up to 1.5 billion shares of NRES Common Stock. However, the Company concluded that the 1994 Stock Split, the 1999 Reverse Stock Split, the 40 Million Share Increase, the 250 Million Share Increase, the 750 Million Share Increase and the 1.5 Billion Share Increase may not have been validly adopted by the Company's board of directors, approved by the Company's shareholders or filed with the Secretary of State of the State of Nevada, as required by the laws of the State of Nevada. As such, the Company believes it currently has only 1 million shares of NRES Common Stock authorized, a majority of which are owned by Richard and Pamela Gay Astrom, as tenants by the entireties. In this report, all references to shares of NRES Common Stock do not reflect the Capital Changes referenced above (including any stock splits). Additionally, as a result of the conversion of the NRES Debentures into NRES Common Stock and the decrease in the price of NRES Common Stock, investors were entitled to more shares than authorized. As a result, the Company, as of August 10, 2004, has 1,938,566,046 shares of NRES Common Stock issued, which exceeds the number of authorized shares. Under the state law of Nevada, it may be possible that the transactions for shares in excess of the number of authorized shares will not be viewed as valid and the Company may be responsible for taking corrective action or compensating the stockholders. o As of December 31, 2004, the Company engages in operations both as a land development company that purchases zoned, but undeveloped real property, develops architectural plans for the real property, obtains building permits for the real property and subsequently sells the real property when it is ready for development, and as a mortgage lender.

OPERATING HISTORY

         From 1993 until 1999, the Company's business concentrated on investing in and revitalizing single family homes in established older residential neighborhoods in urban areas. The Company either bought single unit vacant properties and built single family homes on them, or bought abandoned homes which the Company then renovated and sold. During 1999, while retaining its efforts in the renovation of urban single family homes as one aspect of its business, the Company entered a second phase of business - the development, construction and ownership of multifamily housing projects. In 2004, the Company commenced operations as a mortgage lender. The Company has become licensed to extend credit as a mortgage lender, implemented an online appraisal service and has begun active efforts to locate potential borrowers, including increased advertising efforts and discussions with mortgage brokers. Although the Company has determined to develop its mortgage lending business, it has not discontinued its real estate development business. The Company plans to continue its real estate development business in tandem with its mortgage lending business to the extent appropriate development opportunities present themselves and become available to the Company. The Company has not hired additional personnel to engage in its mortgage lending business. As of June 30, 2004, the Company has approximately $173,000 outstanding in credit extended to borrowers.

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

CONQUISTADOR PLAZA

         In April 2000, the Company acquired 80% of the outstanding shares of Encore Services, a general construction contractor. The remaining shares were held by Braulio Gutierrez who, until March 2002, was a director of the Company as well as a director and officer of Vacation Ownership.

         Encore Builders, a subsidiary of Vacation Ownership whose president was a director of the Company, was the primary construction company responsible for construction projects at the Company's properties. However, the first of these projects, the Conquistador Plaza project, was subject to substantial delays due to the inability of Encore Builders to meet completion schedules. The delays in construction caused the Company to commence financing construction loan interest from its own resources, rather than from construction loan proceeds, and to terminate Encore Builders as the project's contractor. In March 2002, the Company returned the shares of Encore Services, the Company's wholly-owned inactive company.

         On April 18, 2002, the Company's subsidiary, Conquistador Plaza, Inc. ("CONQUISTADOR PLAZA") received a notice of default from its lender. The notice cited violations of loan covenants by Conquistador Plaza, specifically relating to the proceeds of the construction loan being insufficient to complete construction of the Conquistador Plaza development. The notice of default also cited the termination of work on the project for a period of more than 20 days. As a consequence of the defaults, the lender accelerated and declared due and payable Conquistador Plaza's entire indebtedness of $3,205,317.89, and advised Conquistador Plaza that the lender would take action to protect its interest if Conquistador Plaza did not return the entire balance by May 19, 2002. Although the Company was not liable on the Conquistador Plaza loan, the Company invested substantial funds in the Conquistador Plaza development and might have lost its investment were the lender to foreclose on the lender's mortgage. In order to repay the lender, Conquistador Plaza entered into a contract to sell the Conquistador Plaza project. The Company entered into a contract dated June 24, 2002, to sell this property to Shamrock at the Gables LLC for $3.5 million. This transaction was completed on October 8, 2002.

         On August 2, 2002, Encore Builders filed suit against Conquistador Plaza in the Circuit Court of the Eleventh Judicial Circuit in Miami-Dade County, Florida seeking foreclosure of a mechanic's lien with respect to the Conquistador Plaza development. Encore Builders asserted Conquistador Plaza breached the January 30, 2001 construction contract between Encore Builders and Conquistador Plaza. Encore Builders asserted that $504,076.03 was due from

Conquistador Plaza, Inc. and sought damages with interest, costs and attorneys fees. Encore Builders was bonded by Mountbatten Surety Company, Inc. On August 26, 2003, the parties stipulated for a full settlement of all claims that existed amongst them. As part of the settlement, $55,000 was to be paid for the benefit of Encore Builders and $50,000 was to be paid to Mountbatten Surety Company, Inc.

CURRENT OPERATIONS

         OVERVIEW

         From 1999 until 2002, the Company's business focused on residential real estate development and building construction services, and in particular on acquiring properties suitable for development as multifamily housing or multiple unit single family development tracts. The properties still held by the Company are described below in detail along with the status of each project. In 2004, the Company commenced operations as a mortgage lender.

         RESIDENCES AT BAY HARBOR

         The Bay Harbor property, located on Bay Harbor Island, Florida, was purchased by the Company in 2000, for $850,000. The Residences at Bay Harbor were built on a 22,500 square foot area with permit approval to construct a 15 story building. The Company intended to construct a 15-story, 60 unit apartment building on the Bay Harbor property and intended for Encore Builders to handle the construction. Immediately after closing the acquisition of the land, the Company applied for a building permit, but did not obtain the permit due to various neighborhood objections to construction. The initial business plan called for the building to be sold as a condominium project for $18 million, with construction costs at approximately $12 million. Due to the Company's relations with Encore Builders and the difficulties with the building permit, the Company chose not to construct the building and instead, on December 17, 2001, chose to resell the land for $2.2 million to Dennis Almandares, an independent third party. The transaction contemplated by this agreement did not close, and the Company subsequently entered into a purchase and sale agreement dated as of May 20, 2002 to sell this property to Gateway Mortgage Bankers, Inc. for $2.3 million. The Company expected to close this transaction in September of 2002 or upon the issuance of a building permit by the city building department for a 15-story building but was unable to obtain the required building permit. Subsequently, the Company filed a complaint against the Town of Bay Harbor. On June 30, 2004, the Circuit Court granted the Town of Bay Harbor Island's summary judgment motion. See "Item 3 - Legal Proceedings" for a discussion of the related litigation. The carrying value of the Bay Harbor property was $1.3 million at September 30, 2004. As of September 30, 2004 this property was subject to an outstanding mortgage in the amount of $736,493. The Company currently has fee simple ownership of the property, subject to a mortgages. The first mortgage is due in September 2004 and the second mortgage is due in 2006. While the Company has not entered into a purchase agreement with respect to the Bay Harbor property, the Company has been soliciting offers for the Bay Harbor property, and has received an offer of $1.3 million. As management continues to consider its options, the Company has also been working closely with the city to determine what permitting flexibility can be obtained with respect to the Bay Harbor property.


         The Company believes the property is adequately covered by insurance. The Company's tax basis in the property as of September 30, 2004 is $1,300,000 and realty taxes are $16,000 per year. The Company does not depreciate the property because no construction on the land has taken place.

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

         On March 12, 2004, the Company completed the sale of the Barcelona Apartments and transferred title to the Barcelona Apartments to Salomon Yuken for $1,550,000 in cash. Mortgages and closing expenses totaled $1,166,796.79. A $100,000 deposit was previously paid to the Company by Salomon Yuken. Net proceeds totaled $285,849.57. The purchase price for the Barcelona Apartments was determined through arms-length negotiations. The transfer was made pursuant to the terms of a Special Warranty Deed dated March 12, 2004, by and between the Registrant and Salomon Yuken. The Barcelona property had a carrying value of $1,290,194 and $1,221,467 at September 30, 2003 and 2002, respectively and a carrying value of $1,476459 on the date of sale.

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

         It has come to the Company's attention that, as a result of the conversion of the debentures issued by the Company into NRES Common Stock, coupled with the decrease in the trading price of NRES Common Stock, investors were entitled to more shares of NRES Common Stock than is authorized under the Articles. As a result, as of December 31, 2004, the Company has 1,938,566,046 shares of NRES Common Stock issued, which exceeds the number of shares authorized. As stated above, the Company believes the holders of a majority of the Company's validly issued and outstanding shares (Richard and Pamela Astrom) and the board of directors can cure and ratify the overissuances of stock. If this cannot be accomplished, the Company may be liable to the holders of the NRES Common Stock issued in excess of the authorized amount in an amount equal to 1,937,566,046 shares (the number of shares issued in excess of the amount authorized) multiplied by the price each such share was issued for (which ranged from approximately $.0001 to $5.4 per share). These holders can demand the issuance of the shares in excess of the Company's authorized amount be rescinded, causing the Company to purchase the shares at the price at which they were sold. The overissuance, together with the Company's inability to increase its authorized number of shares, has eliminated the Company's ability to raise capital through issuances of publicly registered securities. The Company believes it will not be able to continue trading NRES Common Stock or increase its capital resources through selling publicly registered securities until the overissuance is cured and the Company increases the authorized number of shares of NRES Common Stock. The Company's officers and directors may have also violated their fiduciary duties to the Company by permitting the Company to issue shares in excess of its authorized amount and by not having sufficient shares available upon the conversion of the debentures issued by the Company.

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

         THE COMPANY MAY HAVE VIOLATED THE FEDERAL PROXY RULES

         At the time of its incorporation, the Company had 1 million shares of its common stock authorized. Since that time, the Company believed it had effected the 1994 Stock Split, the 1999 Reverse Stock Split, the 40 Million Share Increase, the 250 Million Share Increase, the 750 Million Share Increase and the 1.5 Billion Share Increase. These changes in capital structure do not appear to have been validly adopted by the Company's board of directors, approved by the Company's shareholders or filed with the Secretary of State of the State of Nevada, as required by the laws of the State of Nevada. The Company may have violated the federal proxy rules by either (i) not obtaining the requisite shareholder approval to effect these changes or (ii) not providing shareholders with an Information Statement on Schedule 14C. As such, it appears the Company has only 1 million shares of NRES Common Stock authorized. Until the Company's board of directors and shareholders cure and ratify the overissuances of stock, the 40 Million Share Increase, the 250 Million Share Increase, the 750 Million Share Increase and the 1.5 Billion Share Increase and comply with the federal proxy rules in doing so by properly obtaining shareholder approval, the Company may be liable to the holders of the NRES Common Stock issued in excess of the authorized amount. The Company still may be subject to an enforcement action for possible violations of this and other provisions of the federal securities laws.

         THE COMPANY MAY NOT BE ABLE TO RAISE ADDITIONAL CAPITAL

         The Company plans to seek stockholder approval to cure and ratify the Capital Changes and provide a related information statement on Schedule 14C to its stockholders. Pending resolution of this matter, the Company will not be able to realize any proceeds from the sale of the NRES Debentures, other debt, or equity (other than from the purchase and sale of properties and proceeds from mortgages on properties). Even if the Company were able to increase its authorized capital, there can be no assurance that the Company will be able to raise additional capital on a debt or equity basis, or to obtain mortgage financing, to complete any of its projects under development (should they be completed), or land purchased for resale or development at a profit.

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

ITEM 2.  PROPERTIES

         As of September 30, 2004 the only real property owned by the Company is the Bay Harbor Property. For a discussion of the Company's properties and business operations, see "Item 1 - Business" under the subheading "Current Operations".

         OUTSTANDING MORTGAGES

         As of September 30, 2004, the Company had six mortgages outstanding on its properties. The balance due at maturity as of September 30, 2004 and 2003 and interest rate provisions of each of these mortgages is set forth below:

         Notes and mortgages payable consist of the following
         at September 30, 2004 and 2003, respectively:                                           Restated
                                                                                 2004               2003
                                                                            --------------    ---------------
         Open credit line with a bank with interest at 8.50%
         unsecured.                                                              $ 23,907           $ 25,744

         Note payable with a bank, bearing interest at 7.00%,
         secured by real estate and due December 26, 2004.                        461,493            506,785

         Second mortgage with a bank, with interest at 9.50%,
         secured by real estate and due in 2004.                                  275,000            275,000

         Third mortgage with a bank, with interest at 9.50%,
         secured by real estate and due in 2004. Debt was                               -            290,000
         repaid in 2004.

         Second mortgage with a bank, with interest at 9.50%, secured
         secured by real estate and due in 2004. Debt was                               -            232,492
         repaid in 2004.

         Construction note payable with a bank, bearing interest at prime plus 1.5%, payable monthly, and due upon the sale
         of the underlying real estate or January 1, 2003. The note
         is secured by the real estate. Debt was repaid in 2004                         -            600,000
                                                                            --------------    ---------------

                     Total                                                      $ 760,400        $ 1,930,021
                                                                            ==============    ===============

ITEM 3.  LEGAL PROCEEDINGS

         On August 2, 2002, Encore Builders filed suit against Conquistador Plaza, a subsidiary of the Company, in the Circuit Court of the Eleventh Judicial Circuit in Miami-Dade County, Florida seeking foreclosure of a mechanic's lien with respect to the Conquistador Plaza development. Conquistador Plaza retained Encore Builders to construct the Conquistador Plaza development. Encore Builders asserted Conquistador Plaza breached the January 30, 2001 construction contract between Encore Builders and Conquistador Plaza. Encore Builders asserted that $504,076.03 was due from Conquistador Plaza, Inc. and sought damages with interest, costs and attorneys fees. Encore Builders was bonded by Mountbatten Surety Company, Inc. On August 26, 2003, the parties stipulated for a full settlement of all claims that existed amongst them. As part of the settlement, $55,000 was to be paid for the benefit of Encore Builders and $50,000 was to be paid to Mountbatten Surety Company, Inc.

         On December 13, 2002, the Company filed an Amended Complaint against the Town of Bay Harbor Islands and the Director of the Town of Bay Harbor Islands, Building and Zoning Department in the Circuit Court of the 11th Judicial Circuit for Miami-Dade County, Florida regarding (i) an application by the Company for zoning approval for a planned residential development overlay district and (ii) approval from the Town of Bay Harbor for the development of the Residences at Bay Harbor. Subsequent to the filing of this case, the Company filed a related complaint in the United States District Court for the Southern District of Florida. The federal claim was dismissed with prejudice on May 20, 2003. In July 2003 the Company filed a Second Amended Complaint amending its complaint to add state law counts that were previously asserted by the Company in its federal complaint. On June 30, 2004, the Circuit Court granted the Town of Bay Harbor Island's summary judgment motion. As a result, the Company does not expect its pending disposition of Bay Harbor to close as the acquisition transaction was conditional upon the Company receiving a building permit for 60 units, which it no longer expects to obtain. The Company management team is currently exploring the Company's options with respect to the Bay Harbor property. While the Company has not entered into a purchase agreement with respect to the Bay Harbor property, the Company has been soliciting offers for the Bay Harbor property, and has received an offer of $1.3 million. As management continues to consider its options, the Company has also been working closely with the city to determine what permitting flexibility can be obtained with respect to the Bay Harbor property.

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

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET PRICE OF NRES COMMON STOCK

         NRES Common Stock is quoted on The Over the Counter Bulletin Board under the symbol NRES.PK. While it appears there is no market for NRES Common Stock, the Company has set forth in the table below the high and low closing bid prices per share of NRES Common Stock as reported on The Over the Counter Bulletin Board during the fiscal years ended September 30, 2003 and 2004. The last reported bid price on The Over the Counter Bulletin Board for NRES Common Stock was $.0001 on January 3, 2005.

    FISCAL YEAR ENDED                                   HISTORIC PRICES
      SEPTEMBER 30,                        PERIOD       HIGH       LOW
    -----------------      ------------------------   -------   -------
           2003            First Quarter...........   $0.0004   $0.0001
                           Second Quarter..........   $0.0090   $0.0001
                           Third Quarter...........   $0.0002   $0.0001
                           Fourth Quarter..........   $0.0010   $0.0001
           2004            First Quarter...........   $0.0002   $0.0001
                           Second Quarter..........   $0.0100   $0.0001
                           Third Quarter...........   $0.0006   $0.0001
                           Fourth Quarter..........   $0.0002   $0.0001


         HOLDERS

         As of December 30, 2004, there were approximately 594 holders of record of NRES Common Stock.

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

INTRODUCTION

         As of September 30, 2004, the Company had one major asset, the Barcelona Apartments. This property is described in greater detail in the section entitled "Item 1. Business". Revenues for the Company's fiscal year ended September 30, 2004 were almost solely generated from the sale of properties held in the Company's portfolio. The Company does not expect to generate additional revenues other than from the sale of the remaining property and from its newly commenced lending business.

RESULTS OF OPERATIONS

         The following is a discussion of the consolidated financial condition and results of operations of the Company for the fiscal years ended September 30, 2004 and 2003, which should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included elsewhere in this report.

         For the year ended September 30, 2004, the Company incurred net loss of $1,126,721, compared to net loss of $2,135,936 for the comparable 2003 period. The decrease in net loss in 2004 is primarily attributable to a slowdown in the Company's operations, and lower operating costs due to property evaluation and purchases.

RESULTS OF OPERATIONS FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

REVENUES

         Total revenues for the year ended September 30, 2004 decreased approximately 71.8% to $1,600,120, as compared to $5,665,805 for the year ended September 30, 2003. The primary source of revenues for the year ended September 30, 2004 was the sale of property, whereas the Company sold its two larger properties in the year ended September 30, 2004.

         During the prior periods in which the Company had engaged in construction operations, the Company capitalized direct construction costs. The capitalized costs are recorded by project on the Company's balance sheet as an inventory item. When the project is sold, the inventory is relieved and charged to cost of sales. For the year ended September 30, 2003, the Company was in the process of selling projects and properties, and, as such, more costs were moved from inventory to cost of sales. Additionally, the Company was forced to increase spending to complete construction.

COST OF SALES

         Cost of sales for the year ended September 30, 2003 were $6,681,460 as compared to $1,476,459 for the year ended September 30, 2004. This 78.5% decrease in cost of sales was largely attributable to s significant decrease in activities relating to the sale of property.

OPERATING EXPENSES

         PROFESSIONAL FEES AND COMPENSATION EXPENSES

         Professional fees and compensation expenses for the year ended September 30, 2004 totaled $555,420 compared to $746,133 for the year ended September 30, 2003. This $190,713 decrease is primarily related to a decrease in legal fees compared to the legal fees reimbursed to bring the Company into compliance with state and federal law during the prior fiscal year.

         TRAVEL AND AUTOMOBILE EXPENSES

         Travel and automobile expenses for the year ended September 30, 2004 totaled $80,334 compared to $69,119 for the year ended September 30, 2003. This 16% increase is primarily due to the Company's management commuting for purposes of resolving the Bay Harbor litigation and reviewing new opportunities to expand the Company's business.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization for the year ended September 30, 2004 totaled $39,410 as compared to $28,853 for the year ended September 30, 2003. The reason for this 36.6% increase is was the Company's amortization of loan costs in December 2003.

OTHER INCOME (EXPENSE)

         Other income (expense) for the year ended September 30, 2003, was an expense of $17,181, which increased 2,675.4% to an expense of $476,839 for the year ended September 30, 2004. The reason for this increase was a writedown for impairment of property under FASB 144.

LIQUIDITY AND CAPITAL RESOURCES

         To date, the Company has financed its operations primarily through mortgage debt and the issuance of the NRES Debentures. At September 30, 2004, the Company had $25,020 in cash and cash equivalents, a decrease of $769,695 from September 30, 2003. This 96.9% decrease in cash and cash equivalents is attributable to the Company's lending money under its mortgage business as well as paying off outstanding debt and compensation to officers. The Company made no acquisitions of real estate holdings in the year ended September 30, 2003. The Company has no plans to issue additional NRES Debentures for any amounts not yet received and has no plans to permit outstanding NRES Debentures to be converted.

         The Company used $160,224 in investing activities for the year ended September 30, 2004, as compared to $352,500 earned in the year ended September 30, 2003. This increase in cash used in investing activities is primarily due to the Company lending money under its new mortgage business. Net cash used in financing activities was $1,143,513 for the year ended September 30, 2004, as compared to $3,892,246 used in the year ended September 30, 2003. This decrease in net cash used in financing activities is attributable to the Company paying off less debt in its 2004 fiscal year than 2003 because only one property was sold in 2004.

         The Company had $534,042 in cash flow from operating activities for the year ended September 30, 2004 as compared to $3,852,852 for the year ended September 30, 2003. This decrease in cash flow from operating activities is primarily due to the Company's decrease in the sale of properties. The Company had stockholders' deficit of $3,852,123 at September 30, 2004. The Company's determination that it has issued shares in excess of its authorized amount resulted in the Company's determination to continue to classify all shares issued in excess of 1 million as temporary equity.

         The Company believes that through its operations as a mortgage lender and the sale of property owned by it, it has sufficient cash resources to maintain operations for a period of at least 12 months. The Company expects, however, to dramatically reduce operating expenses going forward. Further, because the Company recently began its lending operations and only holds one property, there can be no assurance that such funds will actually be liquid and available. See "Outlook", below for a discussion on possible limits on the Company's ability to raise capital. Cash requirements will largely depend upon the availability of real estate acquisition opportunities, the costs to continue funding its real estate development projects and costs related to its lending operations.

          The Company's ability to rely on exemptions from the registration requirements of Section 5 of the Securities Act relating to the issuance, exchange and conversion of its debentures has been called into question. It appears the Company may have violated Section 5. The ramifications of this may entail a possible rescission offer to the stockholders affected within the past year. Section 13 of the Securities Act provides that no action shall be maintained for offering or selling securities in violation of Section 5 unless that action is brought within one year of the date of the violation. One year has passed from the initial placement of the NRES Debentures and from the conversion of the NRES Debentures issued. As of the date of this report, there have been no actions filed against the Company based upon a violation of Section
5. Because the statute of limitations has run, it is unlikely that these holders of NRES Common Stock will file an action against the Company. However, any such action maintained against the Company could have a substantial impact on the Company's liquidity. As such, the Company could not afford to offer rescission. If a court were to determine that rescission rights existed, the Company might be compelled to seek bankruptcy protection.


OUTLOOK

         The Company invested substantial funds in its previous projects, but only realized material profits from these projects upon the sale of the real estate. While the Company entered into agreements to sell its remaining property, it cannot guarantee this transaction will close or that the two sales will occur in a timely fashion. If the Company is unable to close its disposition transaction on this property, the Company may not be able to realize additional revenues. The Company estimates the general overhead costs necessary to sustain its existence (excluding expenses related to its remaining real estate property and newly commenced mortgage business) to be $65,000 per month.

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
National Residential Properties, Inc. and Subsidiaries
Coral Gables,  Florida

We have audited the accompanying consolidated balance sheets of National Residential Properties, Inc. and Subsidiaries (the "Company") as of September 30, 2004 and 2003 and the related consolidated statements of operations, changes in stockholders' (deficit), changes in temporary equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 1 and 14 to the consolidated financial statements, the Company has restated its September 30, 2003 financial statements to correct the amortization expense of loan fees. The effect of this change was to increase the net loss and deficit for the year ended September 30, 2003 by $9,050. Additionally, the opening balance equity has been restated to reflect certain adjustments that stemmed from changes in the September 30, 2001 consolidated audited financial statements. The net effect of the 2001 changes was to increase the net loss by $1,830,731. The recognition of the 2001 expenses had no effect on the stockholders' equity (deficit) since the expenses were associated with the issuance of the Company's common stock. The expenses recognized were attributed to amortization of interest and fees associated with convertible debentures issued by the Company. Additionally, the Company classified certain shares of its common stock as "Temporary" equity to "Permanent" equity.

         MEMBER OF:    AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
                       NEW JERSEY SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS
                       PENNSYLVANIA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
                       NEW YORK STATE SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 2004 AND 2003

                                     ASSETS
                                     ------                         (RESTATED)
                                                        2004           2003
                                                   -------------  -------------

  Cash and cash equivalents                        $     25,020   $    794,715
  Inventory - real estate holdings                    1,300,000      2,972,420
  Fixed assets, net of depreciation                      27,612         31,531
  Loan origination fees, net                             17,688         70,633
  Loans receivable - others                             116,600              -
  Mortgages receivable and other                         68,606         33,636
  Investment securities                                   2,523          2,523
  Deposits                                                    -          8,725
                                                   -------------  -------------


TOTAL ASSETS                                       $  1,558,049   $  3,914,183
                                                   =============  =============


LIABILITIES
  Accounts payable and accrued expenses            $     32,632   $     92,424
  Debentures payable                                    199,202        199,202
  Notes and mortgages payable                           760,400      1,930,021
                                                   -------------  -------------


      TOTAL LIABILITIES                                 992,234      2,221,647
                                                   -------------  -------------


TEMPORARY EQUITY                                      4,417,938      4,417,938
                                                   -------------  -------------


STOCKHOLDERS' (DEFICIT)
  Common stock, $.001 par value; 1,500,000 shares
    authorized and 1,000,000 shares issued and
    outstanding, respectively                             1,000          1,000
  Common stock class A voting, $.001 par value; 0
      shares authorized, issued and outstanding               -              -
  Additional paid- in capital                         3,606,580      3,606,580
  Accumulated deficit                                (7,459,703)    (6,332,982)
                                                   -------------  -------------


      TOTAL STOCKHOLDERS' (DEFICIT)                  (3,852,123)    (2,725,402)

                                                   -------------  -------------


TOTAL LIABILITIES, TEMPORARY EQUITY AND
   STOCKHOLDERS' (DEFICIT)                         $  1,558,049   $  3,914,183
                                                   =============  =============

The accompanying notes are an integral part of these consolidated financial statements.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003

                                                                    (RESTATED)
                                                   2004               2003
                                                 -------------    -------------

OPERATING REVENUES
  Revenue                                        $  1,600,120     $  5,665,805

COST OF SALES                                       1,476,459        6,861,460

                                                 -------------    -------------


GROSS PROFIT (LOSS)                                   123,661       (1,195,655)

                                                 -------------    -------------


OPERATING EXPENSES
   Professional fees and compensation expenses        555,420          746,133
   Advertising                                          4,310            3,865
   Travel and automobile expenses                      80,334           69,119
   Telephone and utilities                             12,537           10,442
   Real estate taxes and property maintenance          20,600           23,512
   Office expenses                                     22,665           24,913
   Miscellaneous                                       38,267           16,263
   Depreciation and amortization                       39,410           28,853

                                                 -------------    -------------

       TOTAL OPERATING EXPENSES                       773,543          923,100

                                                 -------------    -------------


(LOSS) BEFORE OTHER INCOME (EXPENSE)                 (649,882)      (2,118,755)

                                                 -------------    -------------


OTHER INCOME (EXPENSE)

   Impairment expense                                (472,175)               -
   Bad debt                                            (8,067)               -
   Interest expense                                   (14,982)         (17,794)
   Interest income                                     18,385              613

                                                 -------------    -------------

       TOTAL OTHER INCOME (EXPENSE)                  (476,839)         (17,181)

                                                 -------------    -------------


NET LOSS BEFORE PROVISION FOR INCOME TAXES         (1,126,721)      (2,135,936)
Provision for Income Taxes                                  -                -
                                                 -------------    -------------


NET LOSS APPLICABLE TO COMMON SHARES             $ (1,126,721)    $ (2,135,936)
                                                 =============    =============


NET LOSS PER BASIC AND DILUTED SHARES            $      (1.13)    $      (2.14)
                                                 =============    =============


WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                              1,000,000        1,000,000
                                                 =============    =============

The accompanying notes are an integral part of these consolidated financial statements.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003

                                                                         CLASS A      ADDITIONAL
                                                     COMMON STOCK      COMMON STOCK    PAID-IN     ACCUMULATED   (RESTATED)
                                                  SHARES     AMOUNT   SHARES  AMOUNT   CAPITAL       DEFICIT       TOTALS
                                                ---------  ---------- ------  ------  ----------  ------------  ------------

    Balance, September 30, 2002                 1,000,000    $1,000        -  $    -  $3,606,580  $(4,197,046)  $  (589,466)

    Net loss                                            -         -        -       -           -   (2,126,886)            -
                                                ---------  ---------- ------  ------  ----------  ------------  ------------


    Balance, September 30, 2003
    as originally reported                              -         -        -       -           -   (6,323,932)   (6,323,932)

    Adjustment for amortization expense
                                                        -         -        -       -           -       (9,050)       (9,050)
                                                ---------  ---------- ------  ------  ----------  ------------  ------------

    Balance, September 30, 2003, as restated    1,000,000     1,000        -       -   3,606,580   (6,332,982)   (1,726,402)


    Net loss                                            -         -        -       -           -   (1,126,721)   (1,126,721)
                                                ---------  ---------- ------  ------  ----------  ------------  ------------

    Balance, September 30, 2004,                1,000,000    $1,000        -  $    -  $3,606,580  $(7,459,703)  $(3,852,123)
                                                =========  ========== ======  ======  ==========  ============  ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN TEMPORARY EQUITY
                 FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003

                                                                          CLASS A                        ADDITIONAL
                                               COMMON STOCK             COMMON STOCK                      PAID-IN
                                           SHARES         AMOUNT      SHARES     AMOUNT     DISCOUNT      CAPITAL        TOTALS

Balance, September 30, 2002            1,937,566,046   $ 1,937,566   1,000,000   $1,000   $ (687,311)   $ 3,166,683   $ 4,417,938

No activity                                        -             -           -        -            -              -             -
                                      --------------   -----------   ---------   ------   -----------   -----------   -----------

Balance, September 30, 2003           1,937,566,046     1,937,566    1,000,000    1,000     (687,311)     3,166,683     4,417,938

No activity                                       -             -            -        -           -               -             -
                                      -------------   -----------    ---------   ------   -----------   -----------   -----------


Balance, September 30, 2004           1,937,566,046   $ 1,937,566    1,000,000   $1,000   $ (687,311)   $ 3,166,683   $ 4,417,938
                                      =============   ===========    =========   ======   ===========   ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003

                                                                                            (RESTATED)
                                                                          2004                 2003
                                                                     -------------         -------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                          $ (1,126,721)         $ (2,135,936)
                                                                     -------------         -------------

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:

     Depreciation and amortization                                         39,410                28,853
     Impairment Expense                                                   472,175                     -

  CHANGES IN ASSETS AND LIABILITIES
     Decrease in inventory - real estate holdings                       1,200,245             5,951,218
     (Increase) decrease in deposits                                        8,725                (2,000)
     Increase (decrease) in accounts payable and
       and accrued expenses                                               (59,792)               10,717
                                                                     -------------         -------------
     Total adjustments                                                  1,660,763             5,988,788
                                                                     -------------         -------------


     NET CASH PROVIDED BY OPERATING ACTIVITIES                            534,042             3,852,852

                                                                     -------------         -------------


CASH FLOWS FROM INVESTING ACTIVITIES
    (Acquisition) disposal of fixed assets - net                           (8,654)               (1,652)
    (Increase) decrease loans to/from others                             (116,600)              312,778
    (Increase) decrease in mortgage and notes receivable                  (34,970)               41,374
                                                                     -------------         -------------


     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                 (160,224)              352,500
                                                                     -------------         -------------

The accompanying notes are an integral part of these consolidated financial statements.












             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003



                                                                                            (RESTATED)
                                                                          2004                 2003
                                                                     -------------         -------------


CASH FLOWS FROM FINANCING ACTIVITIES
    Payment of loan origination costs                                      26,108               (88,181)
    Net change in notes and mortgages payable                          (1,169,621)           (3,804,065)

                                                                     -------------         -------------

        NET CASH (USED IN) FINANCING ACTIVITIES                        (1,143,513)           (3,892,246)

                                                                     -------------         -------------


NET INCREASE (DECREASE) IN
    CASH AND CASH EQUIVALENTS                                            (769,695)              313,106

CASH AND CASH EQUIVALENTS -
    BEGINNING OF YEAR                                                     794,715               481,609

                                                                     -------------         -------------


CASH AND CASH EQUIVALENTS - END OF YEAR                              $     25,020          $    794,715
                                                                    ==============         =============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

CASH PAID DURING THE YEAR FOR:
    Interest expense                                                 $     14,982          $      1,851
                                                                    ==============         =============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2004 AND 2003


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

                  In October 2003, the Company began lending money to individuals in the form of mortgage notes. The Company acts as a broker on some of these transactions and receives loan origination fees for its services.

                  The Company has restated its audited consolidated financial statements for September 30, 2001. The Company adjusted its consolidated financial statements for certain expenses not previously recognized relating to the amortization of discount on debenture conversions and fees and interest associated with the debentures in the amount of $1,830,731 that occurred in that fiscal year. There were also adjustments made to the statements of operations due to a change in the way the Company accounts for its sales of its real estate inventory. The changes resulted in an increase in the operating revenues of $232,000, an increase in the cost of sales of $200,149 and an increase in its gross profit and operating expenses of $31,851 for the year ended September 30, 2001. Cumulatively, the Company's accumulated deficit increased $1,830,731 to $3,849,533 from $2,108,802 at September 30, 2001 and the net loss of the Company increased to $2,414,375 from $583,644. Additionally, in September 30, 2003 the Company restated its financial statements to adjust for the under reporting of amortization expense in the amount of $9,050.

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

                  The Company also recognizes revenue from loan origination fees upon the closing of the various mortgages it provides. The Company follows SFAS 91, whereby loan origination fees are deferred and recognized over the life of the loan as an adjustment of yield (interest income).


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

                  ADVERTISING

                  Costs of advertising are expensed as incurred. Advertising costs were $4,310 and $3,865 for the years ended September 30, 2004 and 2003, respectively.

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

                  The following is a reconciliation of the computation for basic and diluted EPS:

                                                                    Restated
                                                       2004           2003
                                                       ----           ----

                  Net Loss                        ($ 1,126,721)   ($2,135,936)

                  Weighted-average common shares
                    outstanding (Basic)              1,000,000      1,000,000

                  Weighted-average common stock
                    equivalents:
                        Stock options                    -              -
                        Warrants                         -              -

                  Weighted-average common shares
                      outstanding (Diluted)          1,000,000      1,000,000

                  Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive.

                  There are no options and warrants outstanding to purchase stock at September 30, 2004 and 2003.

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

                  Available-for-sale securities: Available-for-sale securities consist of marketable equity securities not classified as trading securities. Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity (deficit).

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

                  LOAN ORIGINATION FEES

                  Represent fees in connection with obtaining mortgages on the various properties. The loan origination fees are being amortized straight-line over a two-year period. Amortization expense for the years ended September 30, 2004 and 2003 is $26,838 and $8,948, respectively.

                  RECENT ACCOUNTING PRONOUNCEMENT

                  On October 3, 2004, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), that is applicable to the financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of Accounting Principles Board Opinion 30, "Reporting the Results of Operations."

                  This standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period (s) in which the losses are incurred, rather than as of the measurement date as presently required. As a result of FASB No 144, the Company has recorded an impairment loss at September 30, 2004 of $472,175 on its inventory.

                  RECLASSIFICATIONS

                  Certain amounts for the year ended September 30, 2003 have been reclassified to conform with the presentation of the September 30, 2004 amounts. The reclassifications have no effect on the net loss for the year ended September 30, 2003.

NOTE 3 -          INVENTORY - REAL ESTATE HOLDINGS
                  --------------------------------

                  Inventory consists of land held for development and is valued at the lower of cost or market value. Cost includes acquisition, renovation and carrying costs specifically identified with each unit.

                  The Company follows SFAS 144 accounting for the impairment or disposal of long-lived assets. An impairment loss shall be recognized only if the carrying value of a long lived-asset (asset group) is not recoverable and exceeds its fair value. Since the Company's assets are not generating income, the fair valued is determined and estimated by management and current market conditions, the amount at which the asset could be bought or sold in a current transaction between willing parties, that is other than a forced or liquidation sale.

NOTE 4-           MORTGAGES RECEIVABLE AND OTHER
                  -----------------------------

                  Represents amounts due from individuals who purchased property from the Company and other various amounts due the Company. Amounts due at September 30, 2004 and 2003 were $68,606 and $33,636, respectively.


NOTE 5-           FIXED ASSETS
                  ------------

                  Fixed assets consist of the following at September 30, 2004 and 2003:

                                                             2004        2003
                                                             ----        ----

                  Office equipment and other              $ 30,969    $ 22,315
                  Vehicles                                  31,509      31,509
                                                          ---------   ---------
                                                            62,478      53,824
                  Less:  accumulated depreciation          (34,866)    (22,293)
                                                          ---------   ---------

                                Total                     $ 27,612    $ 31,531
                                                         =========   =========


                  Depreciation expense was $12,572 and $11,305 for the years ended September 30, 2004 and 2003, respectively.

NOTE 6-           NOTES AND MORTGAGES PAYABLE
                  ---------------------------

                  Notes and mortgages payable consist of the following
                  at September 30, 2004 and 2003, respectively:                        RESTATED
                                                                           2004          2003
                                                                        ---------    -----------
                  Open credit line with a bank with interest at 8.50%
                  unsecured.                                            $ 23,907       $ 25,744

                  Note payable with a bank, bearing interest at 7.00%,
                  secured by real estate and due December 26, 2004.      461,493        506,785

                  Second mortgage with a bank, with interest at 9.50%,
                  secured by real estate and due in 2004.                275,000        275,000

                  Third mortgage with a bank, with interest at 9.50%,
                  secured by real estate and due in 2004. Debt was             -        290,000
                  repaid in 2004.

                  Second mortgage with a bank, with interest at 9.50%,
                  secured by real estate and due in 2004. Debt was             -        232,492
                  repaid in 2004.

                  Construction note payable with a bank, bearing
                  interest at prime plus 1.5%, payable monthly, and
                  due upon the sale of the underlying real estate or
                  January 1, 2003. The note is secured by the real
                  estate. Debt was repaid in 2004.                             -        600,000
                                                                       ----------    -----------

                                Total                                  $ 760,400     $1,930,021
                                                                       ==========    ===========

NOTE 7-           CONVERTIBLE DEBENTURES PAYABLE
                  ------------------------------

                  The Company has convertible debentures outstanding at September 30, 2004 and 2003 in the amount of $199,202. These debentures accrue interest at 8% per annum. These debentures mature along with the related interest at November 2003. The debentures are convertible at the investors' discretion pursuant to the convertible debenture agreement. As of September 30, 2004 these debentures are in default. The investors have not contacted the Company about new payment terms. The Company purports that the investors will wait until the Company clears its' contingency problems (see Note 9).

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


NOTE 9-           CONTINGENCY/UNCERTAINTY
                  -----------------------

                  The Company during the year ended September 30, 2001, became aware that some or all of the changes to its capital structure were not validly adopted by the Company's board of directors, approved by the Company's shareholders, or filed with the Secretary of State of the State of Nevada as required by the laws of the State of Nevada. As a result, it appears that the Company never has been authorized to issue more than 1,000,000 shares of its common stock. All shares of the Company's common stock issued in excess of 1,000,000 shares appear to have been issued in excess of the Company's authorized amount, therefore, these shares have been reclassified to temporary equity (See Notes 10 and 11).

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

                  Temporary equity at September 30, 2004 and 2003, was $4,417,938. Substantially all the shares issued in connection with the conversion of debentures have been reclassified as temporary equity.

NOTE 11-          STOCKHOLDERS' EQUITY (DEFICIT)
                  ------------------------------

                  As of September 30, 2004 and 2003, there were 1,000,000 shares authorized, and 1,000,000 shares issued and outstanding of the Company's common stock with a par value of $.001.

                  The Company issued 843,265,695 shares of common stock for the year ended September 30, 2002. These shares were recorded in temporary equity along with 1,094,300,351 shares of common stock from fiscal 2001 which have been reclassified to temporary equity (see Note 10). All of the 843,265,695 shares of common stock issued, were issued in excess of authorized limits.

                  As of September 30, 2004 and 2003, there were 0 shares authorized issued and outstanding of the Company's Class A Voting common stock with a par value of $.001.

                  The shares of common stock issued for the years ended September 30, 2002 relate to the debenture conversions.

NOTE 12-          INCOME TAXES
                  ------------

                  The net deferred tax assets in the accompanying consolidated balance sheets include the following components at September 30, 2004 and 2003.



                                                         2004         2003

                  Deferred tax assets                 $2,831,248   $2,529,573
                  Deferred tax valuation allowance    (2,831,248)  (2,529,573)

                  Net deferred tax assets             $     -0-    $     -0-
                                                      ===========  ===========

                  Due to the uncertainty of utilizing the approximate $7,459,703 and $6,323,932 in net operating losses, respectively, and recognizing the deferred tax assets, an offsetting valuation allowance has been established.

NOTE 13-          LITIGATION
                  ----------

                  On August 2, 2002, Encore Builders, Inc. filed suit against Conquistador Plaza, Inc., a wholly owned subsidiary of the Company, in the Circuit Court of the Eleventh Judicial Circuit in Miami-Dade County, Florida seeking the foreclosure of a mechanic's lien with respect to the Conquistador Plaza development. Encore Builders, Inc. asserts that $504,076 is due from Conquistador Plaza, Inc. The Company paid in 2003, $342,858, and the remaining balance of $161,218 was written off at September 30, 2003 as the case has been settled.

                  On December 13, 2002, the Company filed an Amended Complaint against the Town of Bay Harbor Islands and the Director of the Town of Bay Harbor Islands, Building and Zoning Department in the Circuit Court of the 11th Judicial Circuit for Miami-Dade County, Florida regarding (i) an application by the Company for zoning approval for a planned residential development overlay district and (ii) approval from the Town of Bay Harbor for the development of the Residences at Bay Harbor. Subsequent to the filing of this case, the Company filed a related complaint in the United States District Court for the Southern District of Florida. The federal claim was dismissed with prejudice on May 20, 2003. In July 2003 the Company filed a Second Amended Complaint amending its complaint to add state law counts that were previously asserted by the Company in its federal complaint. On June 30, 2004, the Circuit Court granted the Town of Bay Harbor Island's summary judgment motion. As a result, the Company does not expect its pending disposition of Bay Harbor to close as the acquisition transaction was conditional upon the Company receiving a building permit for 60 units, which it no longer expects to obtain. The Company management team is currently exploring the Company's options with respect to the Bay Harbor property. While the Company has not entered into a purchase agreement with respect to the Bay Harbor property, the Company has been soliciting offers for the Bay Harbor property, and has received an offer of $1.3 million. As management continues to consider its options, the Company has also been working closely with the city to determine what permitting flexibility can be obtained with respect to the Bay Harbor property.

NOTE 14-          PRIOR PERIOD ADJUSTMENT AND RESTATEMENT
                  ---------------------------------------

                  There were no adjustments effecting the years ended September 30, 2004. The Company restated its September 30, 2003 financial statements to correct the amortization expense of loan fees. The effect of this change was to increase the net loss and deficit by $9,050.

                  Accordingly, the deficit is restated as follows as it was carried through to reflect the restated beginning balance at October 1, 2002.

                  Deficit, September 30, 2001, as previously reported     ($2,018,802)
                  Prior Period Adjustment, September 30, 2001(Note 1)      (1,830,731)
                                                                         -------------

                  Deficit, September 30, 2001, as restated                ($3,849,533)
                  Net loss for the year ended September 30, 2002             (347,513)
                                                                         -------------

                  Deficit, September 30, 2002                             ($4,197,046)
                                                                         =============

                  Accordingly, related stockholders' equity (deficit) accounts and temporary equity accounts were adjusted to account for this recognition (See Notes 9, 10 and 11).

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

              There have been no material changes to the procedures by which security holders may recommend nominees to the Company's board of directors.

         NAME               AGE   PRESENT PRINCIPAL OCCUPATION OR EMPLOYMENT
         -----------------  ---   ----------------------------------------------

         Richard Astrom      57   Richard Astrom has been a director of the
                                  Company since 1994. Richard Astrom Secretary of Vacation Ownership and has served as one of its directors since September of 2001. Mr.
                                  Astrom has served as President and a director of Genesis Capital Corporation of Nevada since
                                  September of 2001 and a director of Prime Rate
                                  Investors, Inc. since August of 2002.

         Christopher Astrom  33   Christopher Astrom has been a director of the
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


EXECUTIVE OFFICERS

         The following individuals were serving as executive officers of the Company on February 5, 2004:


NAME               AGE   POSITION WITH THE COMPANY
-----------------  ---   ----------------------------------------------

Richard Astrom      57   President and Chief Executive Officer

Christopher Astrom  33   Vice President, Secretary and Chief Financial Officer

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than ten percent of the outstanding NRES Common Stock to file with the SEC and the Company reports on Form 4 and Form 5 reflecting transactions affecting beneficial ownership. Based solely upon its review of the copies of such forms received by it, the Company believes that, during the Company's 2004 fiscal year, all persons complied with such filing requirements.

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

ITEM 10. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE
NAME AND PRINCIPAL POSITION     YEAR       SALARY          BONUS    LONG-TERM          ALL OTHER COMPENSATION
                                                                    COMPENSATION
                                                                    AWARDS: SECURITIES
                                                                    UNDERLYING OPTIONS
                                      ANNUAL COMPENSATION (1)
Richard Astrom (2)              2004     $418,888(4)         -        -                        -
   President and                2003     $200,000(4)         -        -                        -
   Chief Executive Officer      2002     $505,525(5)         -        -                        -

Christopher Astrom (3)          2004         $75,000         -        -                        -
   Vice President, Secretary    2003         $62,578         -        -                        -
   and Chief Financial Officer  2002         $76,439         -        -                        -

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

         (2) Richard Astrom joined the Company in 1994.

         (3) Christopher Astrom joined the Company in 1994.

         (4) The amount reflected above includes amounts paid to Richard Astrom to reimburse him for legal fees paid by him to Richard and Christopher Astrom's counsel who assisted Richard and Christopher Astrom with securities matters which also benefited the Company.

         (5) Includes charge for management fees and write off for loan during the year ended September 30, 2002.

         Richard Astrom and Christopher Astrom are directors of the Company. Directors currently do not receive a stated salary from the Company for their service as members of the board of directors.

EMPLOYMENT AND SEPARATION AGREEMENTS


         The Company does not have any employment or separation agreements with either Christopher Astrom or Richard Astrom, the Company's only employees as of December 31, 2004.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         To the Company's knowledge, the following table sets forth information with respect to beneficial ownership of outstanding NRES Common Stock as of December 30, 2004 by:

         o each person known by the Company to beneficially own more than 5% of the outstanding NRES Common Stock;

         o    each of the Company's named executive officers;

         o    each of the Company's directors; and

         o    all of the Company's executive officers and directors as a group.

         Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities as well as securities which the individual or group has the right to acquire within sixty days of the original filing of this Form 10-KSB. Unless otherwise indicated, the address for those listed below is c/o National Residential Properties, Inc., 6915 Red Road, Suite 222, Coral Gables, Florida 33143. Except as indicated by footnote, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of NRES Common Stock shown as beneficially owned by them. The number of shares of NRES Common Stock outstanding used in calculating the percentage for each listed person includes the shares of NRES Common Stock underlying options held by such persons that are exercisable within 60 days of September 30, 2004, but excludes shares of NRES Common Stock underlying options held by any other person. The number of shares of NRES Common Stock outstanding as of September 30, 2004 was 1,938,566,046. Except as noted otherwise, the amounts reflected below are based upon information provided to the Company and filings with the SEC.

                    NAME OF                NUMBER        PERCENT OF CLASS       NUMBER         PERCENT OF CLASS
                  BENEFICIAL                                  SHARES BENEFICIALLY OWNED (1)
                     OWNER                        COMMON STOCK                      CLASS A COMMON STOCK
Richard Astrom (2)(3)                          763,050           0.04%                -                 -
Christopher Astrom (4)(5)                   18,030,000           0.93%        1,000,000            100.00%
All directors and executive officers as a   18,793,050           0.97%        1,000,000            100.00%
     group (2 persons)

         (1) The percent and number of shares beneficially owned reflected in the table set forth above assumes that the Capital Changes had been effective and that the 1 million shares of Class A common stock issued to Christopher Astrom by the Company on June 17, 1999 (each share of which was entitled to 20 votes) were validly issued.]

         (2) Richard Astrom serves as President, Chief Executive Officer and a director of the Company.

         (3) As discussed in the section entitled "Background Capitalization Information," and "Item 1 - Business" under the subheading "Overview," the Company may not be authorized to issue more than 1 million shares of Common Stock. As such, Richard and Pamela Astrom, as tenants by the entireties, appear to hold a majority of the authorized shares of the Company.

         (4) Christopher Astrom serves as a Vice President, Secretary, Chief Financial Officer and a director of the Company.

         (5) On June 17, 1999, the Company attempted to issue 2 million shares of Class A Common Stock to Christopher Astrom. Each such share of Class A Common Stock was entitled to 20 votes. The Company believes that these shares were not validly issued. Including these shares in the number of shares beneficially owned by Christopher Astrom would yield a beneficial ownership percentage of 1.03%.


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


         (b) Reports on Form 8-K:

              None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT AND NON-AUDIT FEES


         Aggregate fees for professional services rendered for the Company by Bagell, Josephs & Company, L.L.C for the fiscal years ended September 30, 2004 and 2003 are set forth below. The aggregate fees included in the Audit category are fees billed for the fiscal years for the audit of the Company's annual financial statements and review of financial statements and statutory and regulatory filings or engagements. The aggregate fees included in each of the other categories are fees billed in the fiscal years. (All references to "$" in this Proxy Statement are to United States dollars.)


                               FISCAL YEAR 2004       FISCAL YEAR 2003
AUDIT FEES                         $35,000                $37,500
AUDIT-RELATED FEES                       -                      -
TAX FEES                            $2,609                 $2,000
ALL OTHER FEES                           -                      -
                               ----------------       ----------------
     TOTAL                         $37,609                $39,500

         Audit Fees for the fiscal years ended September 30, 2004 and 2003 were for professional services rendered for the audits of the consolidated financial statements of the Company, quarterly review of the financial statements included in Quarterly Reports on Form 10-Q, consents, and other assistance required to complete the year end audit of the consolidated financial statements.

         Audit-Related Fees as of the fiscal years ended September 30, 2004 and 2003 were for assurance and related services reasonably related to the performance of the audit or review of financial statements and not reported under the caption Audit Fees.

         Tax Fees as of the fiscal years ended September 30, 2004 and 2003 were for professional services related to tax compliance, tax authority audit support and tax planning.

         There were no fees that were classified as All Other Fees as of the fiscal years ended September 30, 2004 and 2003.


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


                                   NATIONAL RESIDENTIAL PROPERTIES, INC.


                                   By:  /s/ RICHARD ASTROM
                                        --------------------------------
                                        Richard Astrom
                                        President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 5, 2005.

SIGNATURE                                   TITLE(S)


/s/ RICHARD ASTROM        President, Chief Executive Officer and Director
------------------
Richard Astrom


/s/ CHRISTOPHER ASTROM    Vice President, Chief Financial Officer, Secretary
----------------------    and Director
Christopher Astrom