Form 10-Q
period 2004-12-31
NATIONAL RESIDENTIAL PROPERTIES NV INC
filed 2005-02-22
CIK 1096840

UNITED STATES
                             WASHINGTON, D.C. 20549
                       SECURITIES AND EXCHANGE COMMISSION

                                   FORM 10-QSB

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                                     0-27159

                            (COMMISSION FILE NUMBER)

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes|X| No[ ]

         As of February 22, 2005, there were 1,938,566,046 shares of the Registrant's Common Stock, $.001 par value per share, outstanding.

         Transitional Small Business Disclosure Format (Check one):Yes[ ]  No|X|

                      NATIONAL RESIDENTIAL PROPERTIES, INC.
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

                                TABLE OF CONTENTS

PART I FINANCIAL INFORMATION..................................................3

         ITEM 1.  FINANCIAL STATEMENTS........................................3

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..19

         RISK FACTORS........................................................29

         ITEM 3.  CONTROLS AND PROCEDURES....................................32

PART II OTHER INFORMATION....................................................33

         ITEM 1.  LEGAL PROCEEDINGS..........................................33

         ITEM 2.  CHANGES IN SECURITIES INCREASES IN AUTHORIZED SHARES.......33

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES............................33

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........33

         ITEM 5.  OTHER INFORMATION..........................................33

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...........................34

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

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2004

                                                ASSETS



  Cash and cash equivalents                                      $      10,391
  Inventory - real estate holdings                                   1,300,000
  Fixed assets, net of depreciation                                     24,798
  Loan origination fees, net                                            14,425
  Loan receivable - other                                               26,028
  Mortgages receivable and other                                        70,955
                                                                 --------------

TOTAL ASSETS                                                     $   1,446,597





The accompanying notes are an integral part of these condensed consolidated financial statements.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED)
                                DECEMBER 31, 2004

        LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY (DEFICIT)


LIABILITIES
  Accounts payable and accrued expenses                          $      22,757
  Debentures payable                                                   199,202
  Notes and mortgages payable                                          756,336
                                                                 --------------

      TOTAL LIABILITIES                                                978,295
                                                                 --------------

TEMPORARY EQUITY                                                     4,417,938
                                                                 --------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common Stock, $.001 Par Value; 1,000,000 shares
   authorized and 1,000,000 shares issued and outstanding,
   respectively                                                          1,000
  Common Stock Class A Voting, $.001 Par Value; 0
   shares authorized and 0 shares issued and outstanding                     -
  Additional Paid-in Capital                                         3,606,580
  Accumulated Deficit                                               (7,557,216)
                                                                 --------------

      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                          (3,949,636)
                                                                 --------------

TOTAL LIABILITIES, TEMPORARY EQUITY AND
   STOCKHOLDERS' EQUITY (DEFICIT)                                $   1,446,597
                                                                 ==============





The accompanying notes are an integral part of these condensed consolidated financial statements.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003

                                                                  (RESTATED)
                                                    2004             2003
                                               --------------  ---------------
OPERATING REVENUES
  Revenue                                      $       2,800      $    22,284

COST OF SALES                                              -                -
                                               --------------  ---------------

GROSS PROFIT                                           2,800           22,284
                                               --------------  ---------------

OPERATING EXPENSES
   Professional fees and compensation expenses        44,233          187,172
   Advertising                                             -            2,130
   Bad debt                                            2,524                -
   Travel and automobile expenses                     15,368           16,775
   Telephone and utilities                               616            2,517
   Real estate taxes and property maintenance          2,198            6,565
   Office expenses                                     1,700            4,527
   Miscellaneous                                       8,531            7,830
   Depreciation and amortization                       6,078           13,930
                                               --------------  ---------------
       TOTAL OPERATING EXPENSES                       81,248          241,446
                                               --------------  ---------------

LOSS BEFORE OTHER INCOME (EXPENSE)                   (78,448)        (219,162)
                                               --------------  ---------------

OTHER INCOME (EXPENSE)
   Interest expense                                  (21,900)          (5,316)
   Interest income                                     2,835            5,592
                                               --------------  ---------------
       TOTAL OTHER INCOME (EXPENSE)                  (19,065)             276
                                               --------------  ---------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES           (97,513)        (218,886)
  Provision for Income Taxes                               -                -
                                               --------------  ---------------

NET LOSS APPLICABLE TO COMMON SHARES           $     (97,513)  $     (218,886)
                                               ==============  ===============

NET LOSS PER BASIC AND DILUTED SHARES          $       (0.10)  $        (0.22)
                                               ==============  ===============

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                             1,000,000        1,000,000
                                               ==============  ===============

The accompanying notes are an integral part of these condensed consolidated financial statements.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
             FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003

                                                     CLASS A        ADDITIONAL     (RESTATED)
                             COMMON STOCK         COMMON STOCK        PAID-IN     ACCUMULATED
                          SHARES      AMOUNT    SHARES     AMOUNT     CAPITAL       DEFICIT          TOTALS
                        ----------  ---------  --------  ---------  -----------  --------------  ---------------
Balance, September 30,
2003                     1,000,000  $   1,000         -  $       -  $ 3,606,580  $  (6,323,982)  $   (2,716,402)
                        ----------  ---------  --------  ---------  -----------  --------------  ---------------

Net loss                         -          -         -          -            -       (218,886)        (218,886)
                        ----------  ---------  --------  ---------  -----------  --------------  ---------------

Balance, December 31,
2003                     1,000,000  $   1,000         -  $       -  $ 3,606,580  $  (6,542,868)  $   (2,935,288)
                        ==========  =========  ========  =========  ===========  ==============  ===============


Balance, September 30,
2004                     1,000,000  $   1,000         -  $       -  $ 3,606,580  $  (7,459,703)  $   (3,852,123)

Net loss                         -          -         -          -            -        (97,513)         (97,513)
                        ----------  ---------  --------  ---------  -----------  --------------  ---------------

Balance, December 31,
2004                     1,000,000  $   1,000         -  $       -  $ 3,606,580  $  (7,557,216)  $   (3,949,636)
                        ==========  =========  ========  =========  ===========  ==============  ===============





The accompanying notes are an integral part of these condensed consolidated financial statements.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TEMPORARY EQUITY
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003

                                                                                                 ADDITIONAL
                                      COMMON STOCK              COMMON STOCK                      PAID-IN
                                   SHARES       AMOUNT        SHARES    AMOUNT     DISCOUNT       CAPITAL        TOTALS
                               ------------- -------------  --------- ---------  ------------  -------------  -------------
Balance, September 30, 2003    1,937,566,046 $   1,937,566  1,000,000 $   1,000  $  (687,311)  $   3,166,683      4,417,938

No activity                                -             -          -         -            -               -              -
                               ------------- -------------  --------- ---------  ------------  -------------  -------------

Balance, December 31, 2003     1,937,566,046 $   1,937,566  1,000,000 $   1,000  $  (687,311)  $   3,166,683  $   4,417,938
                               ============= =============  ========= =========  ============  =============  =============


Balance, September 30, 2004    1,937,566,046 $   1,937,566  1,000,000 $   1,000  $  (687,311)  $   3,166,683      4,417,938

No activity                                -             -          -         -            -               -              -
                               ------------- -------------  --------- ---------  ------------  -------------  -------------

Balance, December 31, 2004     1,937,566,046 $   1,937,566  1,000,000 $   1,000  $  (687,311)  $   3,166,683  $   4,417,938
                               ============= =============  ========= =========  ============  =============  =============





The accompanying notes are an integral part of these condensed consolidated financial statements.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003

                                                                            (RESTATED)
                                                                 2004          2003
                                                             -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                  $  (97,513)  $  (218,886)
                                                             -----------  ------------
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
USED IN OPERATING ACTIVITIES:
     Depreciation and amortization                                6,077        13,930

  CHANGES IN ASSETS AND LIABILITIES
     (Increase) in inventory - real estate holdings                   -       (32,465)

     (Increase) in deposits                                           -        (2,200)
     (Decrease) in accounts payable and
       and accrued expenses                                      (9,875)      (44,628)
                                                             -----------  ------------
     Total adjustments                                           (3,798)      (65,363)
                                                             -----------  ------------

     NET CASH (USED IN) OPERATING ACTIVITIES                   (101,311)     (284,249)
                                                             -----------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    (Acquisition) disposal of fixed assets - net                      -        (1,590)

    Decrease in investment securities                             2,523             -
    Loans receivable to/from others                              90,572             -
    (Increase) decrease in mortgages and notes receivable        (2,349)     (206,057)
                                                             -----------  ------------

     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES         90,746     (207,647)
                                                             -----------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES

    Net change in notes and mortgages payable                    (4,064)       (8,663)
                                                             -----------  ------------
        NET CASH (USED IN) FINANCING ACTIVITIES                  (4,064)       (8,663)
                                                             -----------  ------------

NET (DECREASE) IN
    CASH AND CASH EQUIVALENTS                                   (14,629)     (500,559)

CASH AND CASH EQUIVALENTS -
    BEGINNING OF PERIOD                                          25,020       794,715
                                                             -----------  ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                    $   10,391   $   294,156
                                                             ===========  ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

CASH PAID DURING THE PERIOD FOR:
    Interest expense                                         $    5,475   $     1,336
                                                             ===========  ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003
                                   (UNAUDITED)

NOTE 1 -    ORGANIZATION AND BASIS OF PRESENTATION
            --------------------------------------

            The condensed consolidated unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in National Residential Properties, Inc. (the "COMPANY") annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the September 30, 2004 audited consolidated financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

            These condensed consolidated unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the consolidated operations, changes in permanent stockholders equity (deficit), changes in temporary equity and cash flows for the periods presented.

            National Residential Properties, Inc. was originally incorporated in the State of Nevada on October 18, 1971 under the name of Mister Las Vegas, Inc. On December 15, 1994, the Company merged with a privately owned company, National Rehab Properties, Inc., a Florida corporation formed on October 1, 1993. The surviving Nevada corporation changed its name to National Rehab Properties, Inc. and became authorized to conduct business in the State of Florida on August 17, 1995. On September 13, 2000, the Company changed its name to "National Residential Properties, Inc."

            The Company's business was residential real estate development and building construction services. From 1993 to 1999 the Company's business concentrated in investing in and revitalizing single-family homes in established older residential neighborhoods in urban areas. The Company bought either single unit vacant properties and built single family homes or it bought abandoned homes and completed all renovations to the home followed by a sale of the home. During 1999, while retaining its efforts in the renovation of urban single-family homes as one aspect of the business, the Company entered a second phase of business, the development, construction and ownership of multifamily housing projects.

            Beginning in the fiscal year ending September 30, 1999, the Company initiated a program of acquisition of properties suitable for development as multifamily housing or multiple unit single-family development tracts. Since 1999, the Company has purchased four tracts with the intention of building from 60 to 72 apartment units on each tract and one twenty acre citrus grove for single family home development. In April 2000, the Company acquired Encore Services, Inc.

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

            On October 17, 2001, the Company's wholly-owned subsidiary, DC Power Products Acquisition Corp, ("DC POWER"), obtained a loan from accredited investors evidenced by its 8% Series A Senior Subordinated Convertible Redeemable Debentures due October 17, 2003 (the "DC Power Debentures"), which were convertible from time to time into shares of DC Power's common stock. DC Power was merged into the Company on November 1, 2001. As a result, all rights and obligations inured to the benefit of and became binding upon the Company.

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

            Equipment and other                 3 to 7 Years
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

            ADVERTISING

            Costs of advertising are expensed as incurred. Advertising costs were $0 and $2,130 for the three months ended December 31, 2004 and 2003, respectively.

            EARNINGS (LOSS) PER SHARE OF COMMON STOCK

            Historical net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be antidilutive for periods presented.

            The following is a reconciliation of the computation for basic and diluted EPS:

                                                                 December 31,   December 31,
                                                                     2004          2003
                                                                 -----------    -----------

            Net Loss                                             $  (97,513)    $ (218,886)
                                                                 -----------    -----------

            Weighted-average common shares outstanding (Basic)    1,000,000      1,000,000

            Weighted-average common stock equivalents:
              Stock options                                               -              -
              Warrants                                                    -              -

                                                                 -----------    -----------
            Weighted-average common shares outstanding (Diluted)  1,000,000      1,000,000
                                                                 ===========    ===========

            Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive.

            There are no options and warrants outstanding to purchase stock at December 31, 2004 and 2003.

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

            LOAN ORIGINATION FEES

            Represent fees in connection with obtaining mortgages on the various properties. Loan origination fees are written off over the life of the loan. Should the loan be paid off sooner prior to the full term of the loan, the remaining capitalized costs will be charged against income at that time. Amortization expense for the three months ended December 31, 2004 and 2003 is $3,263 and $11,023, respectively.

            RECLASSIFICATIONS

            Certain amounts for the three months ended December 31, 2003 have been reclassified to conform to the presentation of the December 31, 2004 amounts. The reclassifications have no effect on net income for the three months ended December 31, 2003.

NOTE 3 -    INVENTORY - REAL ESTATE HOLDINGS
            --------------------------------

            Inventory consists of residential single-family homes held for resale and land held for development and is valued at the lower of cost or market value. Cost includes acquisition, renovation and carrying costs specifically identified with each unit.

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

NOTE 4 -    MORTGAGES RECEIVABLE AND OTHER
            ------------------------------

            Represents amounts due from individuals who purchased property from the Company or amounts due from individuals the Company loaned money to in the form of mortgages. Amounts due at December 31, 2004 and 2003 were $70,955 and $239,693, respectively.

NOTE 5 -    FIXED ASSETS
            ------------

            Fixed assets consist of the following at December 31, 2004:

                 Office Equipment and furniture            $30,968
                 Vehicles                                   31,509
                     Subtotal                               62,477
                 Accumulated Depreciation                  (37,679)

                                                  Total    $24,798
                                                           -------

            Depreciation expense was $2,815 and $2,907 for the three months ended December 31, 2004 and 2003, respectively.

NOTE 6 -    MORTGAGES AND NOTES PAYABLE
            ---------------------------

            Mortgages and notes payable consist of the following at December 31, 2004:

            The Company has various mortgages and construction loans payable aggregating $756,336 at December 31, 2004. These amounts are payable at various times ranging through December 31, 2004, bearing interest at various rates ranging from 7% through 14% per year. The mortgages and construction notes are secured by the land and buildings held for development by the Company.

NOTE 7 -    CONVERTIBLE DEBENTURES PAYABLE
            ------------------------------

            The Company has convertible debentures outstanding at December 31, 2004 in the amount of $199,202. These debentures accrue interest at 8% per annum. These debentures matured along with the related interest at November 2003, however, no repayments or further conversions were made. The debentures are convertible at the discretion of the investors pursuant to the convertible debenture agreement. As of December 31, 2004 the Company believes it may be in default under these debentures. The investors have not contacted the Company about new payment terms. The Company purports that the investors will wait until the Company resolves any legal uncertainties (See Note 9).

            Interest expense for the three months ended December 31, 2004 and 2003 relating to the debentures was $3,980 and $3,980, respectively.

NOTE 8 -    ACQUISITIONS
            ------------

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

NOTE 9 -    CONTINGENCY/UNCERTAINTY
            -----------------------

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

            In addition to the Company's issuance of shares of common stock above the Company's authorized amount, the Company issued shares of common stock that at the time may not have been sold in compliance with the registration provisions of Section 5 of the Securities Act of 1933, as amended. The full impact of these items was unknown at this time. As a result, the Company had reclassified $3,927,047 to temporary equity as of September 30, 2001. Subsequent to September 30, 2001, the Company issued 843,265,695 shares of stock in connection with the conversion of debentures that have been classified as temporary equity. This resulted in an increase to temporary equity of $490,891 for the nine months ended June 30, 2002. This account acts as a reserve for capital that the Company may be required to repay.

            The Company expects to reclassify certain amounts from temporary equity to permanent stockholders' equity after it has resolved certain changes to its capital structure and cured any overissuances of its common stock.

NOTE 10 -   TEMPORARY EQUITY
            ----------------

            The Company has recorded on its balance sheet as a temporary equity account for those securities that may not have been issued in compliance with the registration provisions of Section 5 of the Securities Act of 1933, as amended, and for the issuance of common stock issued above its authorized amount. All related amounts that were previously included in common stock and additional paid-in capital of the permanent stockholders' equity (deficit) section have been reclassified to temporary equity as their redemption may not be solely within the control of the issuer. Temporary equity at December 31, 2004 and 2003, was $4,417,938 and $4,417,938, respectively. Substantially all the shares issued in connection with the conversion of debentures have been reclassified as temporary equity.

NOTE 11 -   STOCKHOLDERS' EQUITY (DEFICIT)
            ------------------------------

            As of December 31, 2004 and 2003, there were 1,000,000 shares authorized, and 1,000,000 shares issued and outstanding of the Company's common stock with a par value of $.001.

            The Company issued 843,265,695 shares of common stock for the three months ended December 31, 2001, and there have been no issuances of common stock since this time period. These shares are recorded in temporary equity (See Note 10). All of these shares were issued in excess of authorized limits.

            As of December 31, 2004 and 2003, there were 0 shares authorized and 0 shares issued and outstanding of the Company's Class A voting common stock with a par value of $.001. (See Note 9).

NOTE 12 -   INCOME TAXES
            ------------

            There was no income tax benefit recognized at December 31, 2004 and 2003.

            The net deferred tax assets in the accompanying condensed consolidated balance sheet include benefit of utilizing net operating losses of approximately $7,557,216 (at December 31, 2004), however due to the uncertainty of utilizing the net operating losses, an offsetting valuation allowance has been established.

NOTE 13 -   LITIGATION
            ----------

            On August 2, 2002, Encore Builders filed suit against Conquistador Plaza, a subsidiary of the Company, in the Circuit Court of the Eleventh Judicial Circuit in Miami-Dade County, Florida seeking the foreclosure of a mechanic's lien with respect to the Conquistador Plaza development. Encore Builders asserts that $504,076.03 is due from Conquistador Plaza, Inc. The Company paid $342,858 in 2003, and the remaining balance of $161,218 was written off at September 30, 2003 as the case has been settled.

            On December 13, 2002, the Company filed an Amended Complaint against the Town of Bay Harbor Islands and the Director of the Town of Bay Harbor Islands, Building and Zoning Department in the Circuit Court of the 11th Judicial Circuit for Miami-Dade County, Florida regarding (i) an application by the Company for zoning approval for a planned residential development overlay district and (ii) approval from the Town of Bay Harbor for the development of the Residences at Bay Harbor. Subsequent to the filing of this case, the Company filed a related complaint in the United States District Court for the Southern District of Florida. The federal claim was dismissed with prejudice on May 20, 2003. In July 2003 the Company filed a Second Amended Complaint amending its complain to add state law counts that were previously asserted by the Company in its federal complaint. On June 30, 2004, the Circuit Court granted the Town of Bay Harbor Islands' summary judgment motion. As a result, the Company does not expect its pending disposition of Bay Harbor to close as the acquisition transaction was conditional upon the Company receiving a building permit for 60 units, which it no longer expects to obtain. The Company's management team is currently exploring the Company's options with respect to the Bay Harbor property. While the Company has not entered into a purchase agreement with respect to the Bay Harbor property, the Company has been soliciting offers for the Bay Harbor property, and has received an offer of $1.3 million. As management continues to consider its options, the Company has also been working closely with the city to determine what permitting flexibility can be obtained with respect to the Bay Harbor property.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND THE NOTES TO THOSE STATEMENTS AND OTHER FINANCIAL INFORMATION APPEARING ELSEWHERE IN THIS REPORT.

         THE COMPANY CAUTIONS INVESTORS THAT ITS BUSINESS AND FINANCIAL PERFORMANCE ARE SUBJECT TO SUBSTANTIAL RISKS AND UNCERTAINTIES. IN EVALUATING THE COMPANY'S BUSINESS, PROSPECTIVE INVESTORS SHOULD CAREFULLY CONSIDER THE INFORMATION SET FORTH IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED SEPTEMBER 30, 2004 UNDER THE CAPTION "RISK FACTORS" IN ADDITION TO THE OTHER INFORMATION SET FORTH HEREIN.

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

         Given the foregoing, the Company has attempted to determine the majority owners of the validly issued shares of NRES Common Stock. The Company discovered that Richard Astrom and Pamela Gay Astrom, tenants by the entireties, were issued a substantial block of shares shortly after the Company merged with National Rehab Properties, Inc. These shares consisted of the majority of the Company's validly issued outstanding shares. After their initial issuance, approximately 22% of these shares were transferred by Mr. and Mrs. Astrom to their family members, and were then resold into the public market. While Mr. and Mrs. Astrom did transfer these shares, the Company's assumption is that, because the shares are largely fungible, the shares transferred by Mr. and Mrs. Astrom were those issued in excess of the Company's authorized amount. The Company's former transfer agent's records show that the remainder of these shares (including those shares that the Company assumes were validly issued) were still held by Richard and Pamela Astrom, as tenants by the entireties when the Company's former transfer agent and the Company severed relations.. The Company's current transfer agent's records confirm that these shares can be traced from that time to the present, as they are still held by Richard and Pamela Astrom, as tenants by the entireties, and have not been sold or otherwise transferred. As such, Richard Astrom and Pamela Gay Astrom, as tenants by the entireties, appear to hold a majority of the validly issued shares of NRES Common Stock.

         After making the aforementioned factual findings, the Company proceeded to retain local counsel in the State of Nevada to determine the effect of the invalidity of some or all of the Capital Changes and to confirm the foregoing analysis under Nevada law. Based on the Company's discussions with Nevada counsel and the assumption that the shares transferred to Mr. and Mrs. Astrom's family members described above included only those shares that were issued in excess of the Company's authorized amount, the Company determined (and currently believes) that Richard and Pamela Astrom can amend the Company's Articles of Incorporation to increase the Company's authorized shares of common stock. The Company also believes that the issuance of NRES Common Stock in excess of the authorized amount can be cured by the Company's board of directors. The Company's board of directors intends to cure and ratify the overissuances and the Capital Changes after Richard and Pamela Astrom amend the Articles of Incorporation to increase the number of authorized shares. The Company also intends to file an Information Statement on Schedule 14C reflecting the foregoing, and other actions taken by Richard and Pamela Astrom, as appropriate.

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

              o Additionally, as a result of the conversion of the NRES Debentures into NRES Common Stock and the decrease in the price of NRES Common Stock, investors were entitled to more shares than authorized. As a result, the Company, as of February 22, 2005, has 1,938,566,046 shares of NRES Common Stock issued, which exceeds the number of authorized shares. Under the state law of Nevada, it may be possible that the transactions for shares in excess of the number of authorized shares will not be viewed as valid and the Company may be responsible for taking corrective action or compensating the stockholders.

              o As of December 31, 2004, the Company engages in operations as a land development company that purchases zoned, but undeveloped real property, develops architectural plans for the real property, obtains building permits for the real property and subsequently sells the real property when it is ready for development, as a mortgage lender.

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

         The Company has become licensed to extend credit as a mortgage lender, implemented an online appraisal service and has begun active efforts to locate potential borrowers, including increased advertising efforts and discussions with mortgage brokers. Although the Company has determined to develop its mortgage lending business, it has not discontinued its real estate development business. The Company plans to continue its real estate development business in tandem with its mortgage lending business to the extent appropriate development opportunities present themselves and become available to the Company. The Company has not hired additional personnel to engage in its mortgage lending business. As of December 31, 2004, the Company has approximately $96,983 outstanding in credit extended to borrowers.

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

CONQUISTADOR PLAZA

         In April 2000, the Company acquired 80% of the outstanding shares of Encore Services, a general construction contractor. The remaining shares were held by Braulio Gutierrez who, until March 2002, was a director of the Company as well as a director and officer of Vacation Ownership (now known as Capital Solutions I, Inc.), which may be deemed an affiliate of the Company.

         Encore Builders, a subsidiary of Vacation Ownership (now known as Capital Solutions I, Inc.) whose president was a director of the Company, was the primary construction company responsible for construction projects at the Company's properties. However, the first of these projects, the Conquistador Plaza project, was subject to substantial delays due to the inability of Encore Builders to meet completion schedules. The delays in construction caused the Company to commence financing construction loan interest from its own resources, rather than from construction loan proceeds, and to terminate Encore Builders as the project's contractor. In March of 2002, the Company returned the shares of Encore Services, the Company's wholly-owned inactive company.

         On April 18, 2002, the Company's subsidiary, Conquistador Plaza, Inc. ("CONQUISTADOR PLAZA") received a notice of default from its lender. The notice cited violations of loan covenants by Conquistador Plaza, specifically relating to the proceeds of the construction loan being insufficient to complete construction of the Conquistador Plaza development. The notice of default also cited the termination of work on the project for a period of more than 20 days. As a consequence of the defaults, the lender accelerated and declared due and payable Conquistador Plaza's entire indebtedness of $3,205,317.89, and advised Conquistador Plaza that the lender would take action to protect its interest if Conquistador Plaza did not return the entire balance by May 19, 2002. Although the Company was not liable on the Conquistador Plaza loan, the Company invested substantial funds in the Conquistador Plaza development and would have lost its investment were the lender to foreclose on the lender's mortgage. In order to repay the lender, Conquistador Plaza entered into a contract to sell the Conquistador Plaza project. The Company entered into a contract dated June 24, 2002, to sell this property to Shamrock at the Gables LLC for $3.5 million. This transaction was completed on October 8, 2002.

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

                               CURRENT OPERATIONS

OVERVIEW

         From 1999 until 2002, the Company's business focused on residential real estate development and building construction services, and in particular on acquiring properties suitable for development as multifamily housing or multiple unit single family development tracts. The property still held by the Company is described below in detail along with the status of each project. In 2004, the Company commenced operations as a mortgage lender. Although the Company has determined to develop its mortgage lending business, it has not discontinued its real estate development business. The Company plans to continue its real estate development business in tandem with its mortgage lending business to the extent appropriate development opportunities present themselves and become available to the Company. The Company has not hired additional personnel to engage in its mortgage lending business. As of December 31, 2004, the Company has approximately $96,983 outstanding in credit extended to borrowers.

RESIDENCES AT BAY HARBOR

         The Bay Harbor property, located on Bay Harbor Island, Florida, was purchased by the Company in 2000, for $850,000. The Residences at Bay Harbor were built on a 22,500 square foot area with permit approval to construct a 15 story building. The Company intended to construct a 15-story, 60 unit apartment building on the Bay Harbor property and intended for Encore Builders to handle the construction. Immediately after closing the acquisition of the land, the Company applied for a building permit, but to this date, the permit has not been obtained due to various neighborhood objections to construction. The initial business plan called for the building to be sold as a condominium project for $18 million, with construction costs at approximately $12 million. Due to the Company's relations with Encore Builders and the difficulties with the building permit, the Company chose not to construct the building and instead, on December 17, 2001, chose to resell the land for $2.2 million to Dennis Almandares, an independent third party. The transaction contemplated by this agreement did not close, and the Company subsequently entered into a purchase and sale agreement dated as of May 20, 2002 to sell this property to Gateway Mortgage Bankers, Inc. for $2.3 million. The Company expected to close this transaction in September of 2002 or upon the issuance of a building permit by the city building department for a 15-story building but was unable to obtain the required building permit. Subsequently, the Company filed a complaint against the Town of Bay Harbor. At a hearing on June 30, 2004, the Circuit Court granted the Town of Bay Harbor's motion for summary judgment. As a result of this decision, the Company is currently determining what options are available to it with respect to the Bay Harbor property, including building 16 units on the property or disposing of the land. The Company has no plans to appeal the ruling. The carrying value of the Bay Harbor property was $1.3 million at September 30, 2004. As of September 30, 2004 and September 30, 2003 this property was subject to an outstanding mortgage in the amount of $736,493 and 781,981, respectively. The Company currently has fee simple ownership of the property, subject to mortgages. The first mortgage, originally due in September 2004, was extended through December 2004. The Company is in the process of re-renewing the first mortgage. The second mortgage is due in 2006.

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

RESULTS OF OPERATIONS

         THE FOLLOWING IS A DISCUSSION OF THE CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY FOR THE PERIOD ENDED DECEMBER 31, 2004 AND 2003, WHICH SHOULD BE READ IN CONJUNCTION WITH, AND IS QUALIFIED IN ITS ENTIRETY BY, THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

         For the three months ending December 31, 2003, the Company incurred a net loss of $218,886, compared to a net loss of $97,513 for the comparable 2004 period. This 56% decrease is primarily due to the fact that professional fees and compensation expense was reduced by $143,000.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDING DECEMBER 31, 2004 AND DECEMBER 31, 2003

REVENUES

         Total revenues were $22,284 for the three months ending December 31, 2003, as compared to $2,800 for the three months ending December 31, 2004. This 87% decrease is due to the fact that the Company no longer receives rental income from a property the Company has since disposed of.

OPERATING EXPENSES

         PROFESSIONAL FEES AND COMPENSATION EXPENSES

         Professional fees and compensation expenses totaled $187,172 and $44,233 for the three months ended December 31, 2003 and 2004, respectively. This 76% decrease was mainly due to increased inactivity in the Company's real estate business and the resolution of litigation matters.

         REAL ESTATE TAXES AND PROPERTY INSURANCE

         Real estate taxes and property insurance totaled $6,565 and $2,198 for the three months ended December 31, 2003 and 2004, respectively. This 67% decrease was due to the fact that the Company's only holds one property.

LIQUIDITY AND CAPITAL RESOURCES

         To date, the Company has financed its operations primarily through mortgage debt and the issuance of NRES Debentures. At December 31, 2004, the Company had $10,391 in cash and cash equivalents, a decrease of $283,765 from December 31, 2003. The amount of cash and cash equivalents held by the Company fluctuated as the Company sold parcels of real property. The Company made no acquisitions of real estate either in the period ending December 31, 2003, or 2004. The Company plans to seek additional means of funding after the Company is satisfied that has satisfactorily satisfied its outstanding legal concerns. See "Risk Factors". The Company has no plans to issue additional NRES Debentures for any amounts not yet received and has no plans to permit outstanding NRES Debentures to be converted.

         The Company used $206,057 in investing activities during the period ending December 31, 2003, as compared to $90,746 earned in the period ending December 31, 2004. This increase in cash earned is primarily due to the Company lending money under its new mortgage business in the three months ended December 31, 2003 and receiving money back in the three months ended December 31, 2004.

         The Company had negative net cash flow of $218,866 from operating activities for the three months ended December 31, 2003 as compared to negative net cash flow of $97,513 for the three months ended December 31, 2004. The reduction in loss from operating expenses was due to the Company's reduced activities.

         The Company had stockholders' deficit of $3,949,636 at December 31, 2004 as compared to $2,944,288 at December 31, 2003. The Company's determination that it has issued shares in excess of its authorized amount resulted in the Company's determination to continue to classify all shares issued in excess of 1 million as temporary equity.

         The Company believes that through its operations as a mortgage lender and the sale of property owned by it, it has sufficient cash resources to maintain operations for a period of at least 12 months. However, although the Company believes it has sufficient cash resources to maintain operations for at least 12 months, because the Company recently began its lending operations and only holds only one property, there can be no assurance that such funds will actually be liquid and available. See "Outlook", below for a discussion on possible limits on the Company's ability to raise capital. Cash requirements will largely depend upon the availability of real estate acquisition opportunities, the costs to continue funding its real estate development projects, and costs related to its lending operations.

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

         It has come to the Company's attention that, as a result of the conversion of the debentures issued by the Company into NRES Common Stock, coupled with the decrease in the trading price of NRES Common Stock, investors were entitled to more shares of NRES Common Stock than is authorized under the Company's Articles of Incorporation. As a result, the Company has 1,938,566,046 shares of NRES Common Stock issued, which exceeds the number of shares authorized. As stated above, the Company believes the holders of a majority of the Company's validly issued and outstanding shares and the board of directors can cure and ratify the overissuances of stock. If this cannot be accomplished, the Company may be liable to the holders of the NRES Common Stock issued in excess of the authorized amount in an amount equal to 1,937,566,046 shares (the number of shares issued in excess of the amount authorized) multiplied by the price each such share was issued for (which ranged from approximately $.0001 to $5.4 per share). The overissuance, together with the Company's inability to increase its authorized number of shares, has eliminated the Company's ability to raise capital through issuances of publicly registered securities. The Company believes it will not be able to continue trading NRES Common Stock or increase its capital resources through selling publicly registered securities until the overissuance is cured and the Company increases the authorized number of shares of NRES Common Stock. The Company's officers and directors may also have violated other provisions of Nevada law with respect to the duties of officers and directors to the Company and by not having sufficient shares available upon the conversion of debentures issued by the Company.

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

         It has come to the Company's attention that, as a result of the conversion of the debentures issued by the Company into NRES Common Stock, coupled with the decrease in the trading price of NRES Common Stock, investors were entitled to more shares of NRES Common Stock than is authorized under the Company's Articles of Incorporation. As a result, as of February 22, 2005, the Company has 1,938,566,046 shares of NRES Common Stock issued, which exceeds the number of shares authorized. As stated above, the Company believes the holders of a majority of the Company's validly issued and outstanding shares and the board of directors can cure and ratify the overissuances of stock. If this cannot be accomplished, the Company may be liable to the holders of the NRES Common Stock issued in excess of the authorized amount in an amount equal to 1,937,566,046 shares (the number of shares issued in excess of the amount authorized) multiplied by the price each such share was issued for (which ranged from approximately $.0001 to $5.4 per share). These holders can demand the issuance of the shares in excess of the Company's authorized amount be rescinded, causing the Company to purchase the shares at the price at which they were sold. The overissuance, together with the Company's inability to increase its authorized number of shares, has eliminated the Company's ability to raise capital through issuances of publicly registered securities. The Company believes it will not be able to continue trading NRES Common Stock or increase its capital resources through selling publicly registered securities until the overissuance is cured and the Company increases the authorized number of shares of NRES Common Stock. The Company's officers and directors may have also violated their fiduciary duties to the Company by permitting the Company to issue shares in excess of its authorized amount and by not having sufficient shares available upon the conversion of the debentures issued by the Company.

         THE COMPANY HAS VIOLATED SECTION 5 OF THE SECURITIES ACT

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

         Since that time, the Company believed it had effected the 1994 Stock Split, the 1999 Reverse Stock Split, the 40 Million Share Increase, the 250 Million Share Increase, the 750 Million Share Increase and the 1.5 Billion Share Increase. These changes in capital structure do not appear to have been validly adopted by the Company's board of directors, approved by the Company's shareholders or filed with the Secretary of State of the State of Nevada, as required by the laws of the State of Nevada. As such, it appears the Company has only 1 million shares of NRES Common Stock authorized. Until the Company's board of directors and shareholders cure and ratify the overissuances of stock, the 40 Million Share Increase, the 250 Million Share Increase, the 750 Million Share Increase and the 1.5 Billion Share Increase and comply with the federal proxy rules in doing so by properly obtaining shareholder approval, the Company may be liable to the holders of the NRES Common Stock issued in excess of the authorized amount. All references to shares of Common Stock in this report made on a post-Capital Changes basis take into account the 1 for 10 reverse stock split and the 3 for 1 stock split discussed above.

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

Date:  February 22, 2005                NATIONAL RESIDENTIAL PROPERTIES, INC.



                                        By: /s/ RICHARD ASTROM
                                        -------------------------
                                        Richard Astrom
                                        President, Chief Executive Officer
                                        and Director



Date:  February 22, 2005                By: /s/ CHRISTOPHER ASTROM
                                        -------------------------
                                        Christopher Astrom
                                        Vice President, Chief Financial Officer,
                                        Secretary and Director