Form 10QSB
period 2005-03-31
NATIONAL RESIDENTIAL PROPERTIES NV INC
filed 2005-05-16
CIK 1096840

UNITED STATES
                             WASHINGTON, D.C. 20549
                       SECURITIES AND EXCHANGE COMMISSION

                                   FORM 10-QSB

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                                     0-27159

                            (COMMISSION FILE NUMBER)

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes|X| No[ ]

         As of May 13, 2005, there were 1,938,566,046 shares of the Registrant's Common Stock, $.001 par value per share, outstanding.

         Transitional Small Business Disclosure Format (Check one):Yes[ ]  No|X|

                      NATIONAL RESIDENTIAL PROPERTIES, INC.
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

                                TABLE OF CONTENTS

PART I FINANCIAL INFORMATION..................................................3

         ITEM 1.  FINANCIAL STATEMENTS........................................3

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..18

         RISK FACTORS........................................................28

         ITEM 3.  CONTROLS AND PROCEDURES....................................31

PART II OTHER INFORMATION....................................................33

         ITEM 1.  LEGAL PROCEEDINGS..........................................33

         ITEM 2.  CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES
                  OF EQUITY SECURITIES.......................................33

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES............................33

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........33

         ITEM 5.  OTHER INFORMATION..........................................33

         ITEM 6.  EXHIBITS...................................................34

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

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2005

                                     ASSETS

Cash and cash equivalents                                              $3,087
Inventory - real estate holdings                                    1,300,000
Fixed assets, net of depreciation                                      21,983
Loan origination fees, net                                             11,162
Mortgage receivable and other                                          71,855
Other receivables                                                       8,260
                                                         ---------------------

                                        TOTAL ASSETS               $1,416,347
                                                         =====================





The accompanying notes are an integral part of these condensed consolidated financial statements.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED)
                                 MARCH 31, 2005

        LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY (DEFICIT)


LIABILITIES
     Accounts payable and accrued expenses                             $80,114
     Debentures payable                                                199,202
     Notes and mortgages payable                                       745,404

     Total Liabilities                                               1,024,720
                                                                ---------------
TEMPORARY EQUITY                                                     4,417,938

STOCKHOLDERS' (DEFICIT)
     Common Stock, $.001 Par Value; 1,000,000 shares
     authorized and 1,000,000 shares issued and outstanding,
     respectively                                                        1,000
     Common Stock Class A Voting, $.001 Par Value; 0
     shares authorized and 0 shares issued and outstanding                   -
     Additional Paid-in Capital                                      3,606,580
     Deficit                                                        (7,633,891)

     Total Stockholders' (Deficit)                                  (4,026,311)
                                                                ---------------

TOTAL LIABILITIES, TEMPORARY EQUITY AND
STOCKHOLDERS' (DEFICIT)                                             $1,416,347
                                                                ===============




The accompanying notes are an integral part of these condensed consolidated financial statements.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE SIX MONTHS AND THREE MONTHS ENDED MARCH 31, 2005 AND 2004


                                                    SIX MONTHS ENDED                       THREE MONTHS ENDED
                                                        March 31,           March 31,           March 31,             March 31,
                                                          2005                2004                2005                  2004
                                                   --------------------  ----------------  -------------------  ------------------
OPERATING REVENUES
  Revenue                                           $            2,800    $    1,596,534                         $      1,574,250
  Cost of sales                                                      -        (1,471,084)                   -          (1,471,084)
GROSS PROFIT                                                     2,800           125,450                    -             103,166
OPERATING EXPENSES
   Professional fees and compensation expenses                 107,157           471,608               62,924             284,435
   Bad debt                                                      2,524                 -                    -                   -
   Advertising                                                       -             3,247                    -               1,117
   Travel and automobile expenses                               15,368            43,413                    -              26,538
   Telephone and utilities                                         616             6,885                    -               4,470
   Real estate taxes and property maintenance                    2,198            15,574                    -               9,010
   Office expenses                                               2,886            10,380                1,186               5,853
   Miscellaneous                                                12,483            13,811                3,952               5,980
   Depreciation and amortization                                12,156            31,504                6,078              17,574
                                                   --------------------  ----------------  -------------------  ------------------
       Total Operating Expenses                                155,388           596,422               74,140             354,977
                                                   --------------------  ----------------  -------------------  ------------------
LOSS BEFORE OTHER INCOME (EXPENSE)                            (152,588)         (470,972)             (74,140)           (251,811)
OTHER INCOME (EXPENSE)
   Interest expense                                            (25,735)          (10,739)              (3,835)             (5,423)
   Interest income                                               4,135            12,270                1,300               6,679
                                                   --------------------  ----------------  -------------------  ------------------
   Loss on sale of property                                          -                 -                    -                   -
                                                   --------------------  ----------------  -------------------  ------------------
       Total Other Income (Expense)                            (21,600)            1,531               (2,535)              1,256
                                                   --------------------  ----------------  -------------------  ------------------
NET LOSS BEFORE PROVISION FOR INCOME TAXES          $         (174,188)   $     (469,441)   $         (76,675)   $       (250,555)
Provision for Income Taxes                                           -                 -                    -                   -
                                                   --------------------  ----------------  -------------------  ------------------
NET LOSS APPLICABLE TO COMMON SHARES                $         (174,188)   $     (469,441)   $         (76,675)   $       (250,555)
                                                   ====================  ================  ===================  ==================
NET LOSS PER BASIC AND DILUTED SHARES               $            (0.17)   $        (0.47)   $           (0.08)   $          (0.25)
WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                       1,000,000         1,000,000            1,000,000           1,000,000
                                                   ====================  ================  ===================  ==================








The accompanying notes are an integral part of these condensed consolidated financial statements.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004


                                                                                       2005                    2004
                                                                                -------------------      ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                              $(174,188)              $(469,441)
                                                                                -------------------      ------------------
Adjustments to reconcile net loss to net cash
provided by operating activities:
     Depreciation and amortization                                                          12,156                  31,504
  Changes in assets and liabilities
     Decrease in inventory - real estate holdings                                                -               1,226,862
 (Increase) in escrow receivable                                                                                    13,869
     Decrease in loan receivable-others                                                    116,600                       -
     Decrease in prepaid expenses and other assets                                               -                       -
     (Increase) in deposits                                                                      -                  (7,200)
     (Increase) in mortgage receivable and others                                           (3,249)                      -
     Decrease in investment securities                                                       2,523                       -
     Increase (decrease) in accounts payable and
       and accrued expenses                                                                 47,482                 (65,612)
                                                                                -------------------      ------------------
     Total adjustments                                                                     175,512               1,199,423
                                                                                -------------------      ------------------
     Net cash provided by operating activities                                               1,324                 729,982
                                                                                -------------------      ------------------
CASH FLOWS FROM INVESTING ACTIVITIES
    (Acquisition) of fixed assets                                                                -                  (8,653)
    Loans to officers, net                                                                       -                       -
    Loans to/from others                                                                    (8,260)                      -
    (Increase) in mortgage and notes receivable                                                  -                (137,772)
                                                                                -------------------      ------------------
     Net cash (used in) investing activities                                                (8,260)               (146,425)
                                                                                -------------------      ------------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net change in notes and mortgages payable                                              (14,997)             (1,261,906)
                                                                                -------------------      ------------------
        Net cash (used in) financing activities                                            (14,997)             (1,261,906)
                                                                                -------------------      ------------------
NET (DECREASE) IN
    CASH AND CASH EQUIVALENTS                                                              (21,933)               (678,349)
CASH AND CASH EQUIVALENTS -
    BEGINNING OF PERIOD                                                                     25,020                 794,715
                                                                                -------------------      ------------------
CASH AND CASH EQUIVALENTS - END OF PERIOD
                                                                                            $3,087                $116,366
                                                                                ===================      ==================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
CASH PAID DURING THE PERIOD FOR:
    Interest expense                                                                       $25,735                  $2,779
                                                                                ===================      ==================

The accompanying notes are an integral part of these condensed consolidated financial statements.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                FOR THE SIX MONTHS ENDED MARCH 31, 2005 AND 2004


                                          Class A              Additional
            Common Stock               Common Stock             Paid-in       Accumulated
     Shares         Amount         Shares         Amount        Capital         Deficit           Totals
--------------- -------------- -------------- -------------- -------------- --------------- -----------------

     1,000,000   $      1,000              -   $          -   $  3,606,580   $  (6,332,982)  $    (2,725,402)

             -              -              -              -              -        (469,441)         (469,441)
--------------- -------------- -------------- -------------- -------------- --------------- -----------------

     1,000,000   $      1,000              -   $          -   $  3,606,580   $  (6,802,423)  $    (3,194,843)
=============== ============== ============== ============== ============== =============== =================


     1,000,000   $      1,000              -   $          -   $  3,606,580   $  (7,459,703)  $    (3,852,123)

             -              -              -              -              -        (174,188)         (174,188)
--------------- -------------- -------------- -------------- -------------- --------------- -----------------

     1,000,000   $      1,000              -   $          -   $  3,606,580   $  (7,633,891)  $    (4,026,311)
=============== ============== ============== ============== ============== =============== =================






















The accompanying notes are an integral part of these condensed consolidated financial statements.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN TEMPORARY EQUITY
                FOR THE SIX MONTHS ENDED MARCH 31, 2005 AND 2004

                                              Class A                              Additional
             Common Stock                   Common Stock                            Paid-In
         Shares           Amount        Shares        Amount         Discount       Capital          Totals
     --------------- -------------- -------------- -------------- -------------- -------------- --------------

      1,937,566,046   $  1,937,566      1,000,000   $      1,000   $   (687,311)  $  3,166,683      4,417,938


                  -              -              -              -              -              -              -
     --------------- -------------- -------------- -------------- -------------- -------------- --------------

      1,937,566,046   $  1,937,566      1,000,000   $      1,000   $   (687,311)  $  3,166,683   $  4,417,938
     =============== ============== ============== ============== ============== ============== ==============


      1,937,566,046   $  1,937,566      1,000,000   $      1,000   $   (687,311)  $  3,166,683      4,417,938


                  -              -              -              -              -              -              -
     --------------- -------------- -------------- -------------- -------------- -------------- --------------

      1,937,566,046   $  1,937,566      1,000,000   $      1,000   $   (687,311)  $  3,166,683   $  4,417,938
     =============== ============== ============== ============== ============== ============== ==============

























The accompanying notes are an integral part of these condensed consolidated financial statements.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2005 AND 2004


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

          National Residential Properties, Inc. (the "COMPANY") was originally incorporated in the State of Nevada on October 18, 1971 under the name of Mister Las Vegas, Inc. On December 15, 1994, the Company merged with National Rehab Properties, Inc., a Florida corporation formed on October 1, 1993. The surviving Nevada corporation changed its name to National Rehab Properties, Inc. and became authorized to conduct business in the State of Florida on August 17, 1995. On September 13, 2000, the Company changed its name to National Residential Properties, Inc.

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

          The Company also recognizes revenue from the loan origination fees upon the closing of the various mortgages it provides. The company follows SFAS 91, whereby loan origination fees are deferred and recognized over the life of the loan as an adjustment of yield (interest income).

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

          ADVERTISING

          Costs of advertising are expensed as incurred. Advertising costs were $0 and $3,845 for the six months ended March 31, 2005 and 2004, respectively.

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

          The following is a reconciliation of the computation for basic and diluted EPS:


                                                             March 31,           March 31,
                                                               2005                 2004
                                                         ------------------   -----------------

Net Loss                                                  $       (174,188)    $      (469,441)
                                                         ------------------   -----------------

Weighted-average common shares outstanding (Basic)               1,000,000           1,000,000

Weighted-average common stock equivalents:
  Stock options                                                          -                   -
  Warrants                                                               -                   -

Weighted-average common shares outstanding (Diluted)             1,000,000           1,000,000


          Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive.

          There are no options and warrants outstanding to purchase stock at March 31, 2005 and 2004.

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

          LOAN ORIGINATION FEES

          Represent fees in connection with obtaining mortgages on the various properties. Loan origination fees are written off over the life of the loan. Should the loan be paid off sooner prior to the full term of the loan, the remaining capitalized costs will be charged against income at that time. Amortization expense for the six months ended March 31, 2005 and 2004 is $6,526 and $25,454, respectively.

          RECLASSIFICATIONS

          Certain amounts for the six months ended March 31, 2004 have been reclassified to conform with the presentation of the March 31, 2005 amounts. The reclassifications have no effect on net income for the six months ended March 31, 2004.

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

NOTE 4 -  MORTGAGES RECEIVABLE AND OTHER
          ------------------------------

          Represents amounts due from individuals who purchased property from the Company or amounts due from individuals the Company loaned money to in the form of mortgages. Amounts due at March 31, 2005 were $70,555.

NOTE 5 -  FIXED ASSETS
          ------------

          Fixed assets consist of the following at March 31, 2005:


                  Office Equipment and other                  $     30,968
                  Vehicles                                          31,509
                                                             --------------
                  Subtotal                                          62,477
                  Accumulated Depreciation                         (40,494)
                                                             --------------


                                             Total            $     21,983
                                                             ==============

          Depreciation expense was $5,630 and $6,050 for the six months ended March 31, 2005 and 2004, respectively.

NOTE 6 -  MORTGAGES AND NOTES PAYABLE
          ---------------------------

          Mortgages and notes payable consist of the following at March 31, 2005:

          The Company has various mortgages and construction loans payable aggregating $745,404 at March 31, 2005. These amounts are payable at various times ranging through June 30, 2005, bearing interest at various rates ranging from 5% through 7% per year. The mortgages and construction notes are secured by the land and buildings held for development by the Company.

NOTE 7 -  CONVERTIBLE DEBENTURES PAYABLE
          ------------------------------

          The Company has convertible debentures outstanding at March 31, 2005 in the amount of $199,202. These debentures accrue interest at 8% per annum. These debentures matured along with the related interest at November 2004, however, no repayments or further conversions were made. The debentures are convertible at the discretion of the investors pursuant to the convertible debenture agreement.

          Interest expense for the six months ended March 31, 2005 and 2004 relating to the debentures were $7,960 and $7,960, respectively.

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

          In addition to the Company's issuance of shares of common stock above the Company's authorized amount, the Company issued shares of common stock that at the time may not have been sold in compliance with the registration provisions of Section 5 of the Securities Act of 1933, as amended.The full impact of these items were unknown at this time. As a result, the Company had reclassified $3,927,047 to temporary equity as of September 30, 2001. Subsequent to September 30, 2001, the Company issued 843,265,695 shares of stock in connection with the conversion of debentures that have been classified as temporary equity. This resulted in an increase to temporary equity of $490,891 for the nine months ended June 30, 2002. This account acts as a reserve for capital that the Company may be required to repay.

          The Company expects to reclassify certain amounts from temporary equity to permanent stockholders' equity after curing any over issuances of its common stock pursuant to Section 13 of the Securities Act.

NOTE 10 - TEMPORARY EQUITY
          ----------------

          The Company has recorded on its balance sheet as a temporary equity account for those securities issued that may not be in compliance with the registration provisions of Section 5 of the Securities Act of 1933, as amended and for the issuance of common stock issued above its authorized amount. All related amounts that were previously included in common stock and additional paid-in capital of the permanent stockholders' equity (deficit) section have been reclassified to temporary equity as their redemption may not be solely within the control of the issuer. Temporary equity at March 31, 2005 and 2004, were $4,417,938 and $4,417,938, respectively. Substantially all the shares issued in connection with the conversion of debentures have been reclassified as temporary equity.

NOTE 11 - STOCKHOLDERS' EQUITY (DEFICIT)
          ------------------------------

          As of March 31, 2005 and 2004, there were 1,000,000 shares authorized shares, and 1,000,000 shares issued and outstanding of the Company's common stock with a par value of $.001.

          The Company issued 843,265,695 shares of common stock for the three months ended December 31, 2001, and there have been no issuances of common stock since this time period. These shares are recorded in temporary equity (See Note 10). All of these shares were issued in excess of authorized limits.

          As of March 31, 2005 and 2004, there were 0 shares authorized and 0 shares issued and outstanding of the Company's Class A Voting common stock with a par value of $.001. (See Note 9).

NOTE 12 - INCOME TAXES
          ------------

          There was no income tax benefit recognized at March 31, 2005 and 2004.

          The net deferred tax assets in the accompanying condensed consolidated balance sheet include benefit of utilizing net operating losses of approximately $7,641,681 (at March 31, 2005), however due to the uncertainty of utilizing the net operating losses, an offsetting valuation allowance has been established.

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

          On April 7, 2005, the Company entered into an Agreement for Purchase and Sale with Bay Harbor Island Associates, L.P. to sell the Bay Harbor property. The Agreement for Purchase and Sale provides that the Company will transfer fee simple title and all related interests in thte property in exchange for $1.4 million.

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

         Given the foregoing, the Company has attempted to determine the majority owners of the validly issued shares of NRES Common Stock. The Company discovered that Richard Astrom and Pamela Gay Astrom, tenants by the entireties, were issued a substantial block of shares shortly after the Company merged with National Rehab Properties, Inc. These shares consisted of the majority of the Company's validly issued outstanding shares. After their initial issuance, approximately 22% of these shares were transferred by Mr. and Mrs. Astrom to their family members, and were then resold into the public market. While Mr. and Mrs. Astrom did transfer these shares, the Company's assumption is that, because the shares are largely fungible, the shares transferred by Mr. and Mrs. Astrom were those issued in excess of the Company's authorized amount. If the Company is incorrect in this assumption, Mr. and Mrs. Astrom would no longer be the owners of a majority of the Company's validly issued shares. The Company's former transfer agent's records show that the remainder of these shares (including those shares that the Company assumes were validly issued) were still held by Richard and Pamela Astrom, as tenants by the entireties when the Company's former transfer agent and the Company severed relations. The Company's current transfer agent's records confirm that these shares can be traced from that time to the present, as they are still held by Richard and Pamela Astrom, as tenants by the entireties, and have not been sold or otherwise transferred. As such, Richard Astrom and Pamela Gay Astrom, as tenants by the entireties, appear to hold a majority of the validly issued shares of NRES Common Stock.

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

     o The Company's Articles of Incorporation, as amended, currently provide that the Company is authorized to issue up to 1.5 billion shares of NRES Common Stock. However, the Company concluded that the 1994 Stock Split, the 1999 Reverse Stock Split, the 40 Million Share Increase, the 250 Million Share Increase, the 750 Million Share Increase and the 1.5 Billion Share Increase may not have been validly adopted by the Company's board of directors, approved by the Company's shareholders or filed with the Secretary of State of the State of Nevada, as required by the laws of the State of Nevada. As such, the Company believes it currently has only 1 million shares of NRES Common Stock authorized, a majority of which are owned by Richard and Pamela Gay Astrom, as tenants by the entireties. In this report, references to shares of NRES Common Stock that do not reflect the Capital Changes referenced above are noted as such.

     o Additionally, as a result of the conversion of the NRES Debentures into NRES Common Stock and the decrease in the price of NRES Common Stock, investors were entitled to more shares than authorized. As a result, the Company, as of May 13, 2005, has 1,938,566,046 shares of NRES Common Stock issued, which exceeds the number of authorized shares. Under the state law of Nevada, it may be possible that the transactions for shares in excess of the number of authorized shares will not be viewed as valid and the Company may be responsible for taking corrective action or compensating the stockholders.

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

         The Company has become licensed to extend credit as a mortgage lender, implemented an online appraisal service and has begun active efforts to locate potential borrowers, including increased advertising efforts and discussions with mortgage brokers. Although the Company has determined to develop its mortgage lending business, it has not discontinued its real estate development business. The Company plans to continue its real estate development business in tandem with its mortgage lending business to the extent appropriate development opportunities present themselves and become available to the Company. The Company has not hired additional personnel to engage in its mortgage lending business. As of March 31, 2005, the Company has approximately $71,000 outstanding in credit extended to borrowers.

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

                               CURRENT OPERATIONS

OVERVIEW

         From 1999 until 2002, the Company's business focused on residential real estate development and building construction services, and in particular on acquiring properties suitable for development as multifamily housing or multiple unit single family development tracts. The property still held by the Company is described below in detail along with the status of each project. In 2004, the Company commenced operations as a mortgage lender. Although the Company has determined to develop its mortgage lending business, it has not discontinued its real estate development business. The Company plans to continue its real estate development business in tandem with its mortgage lending business to the extent appropriate development opportunities present themselves and become available to the Company. The Company has not hired additional personnel to engage in its mortgage lending business. As of March 31, 2005, the Company has approximately $71,000 outstanding in credit extended to borrowers.

RESIDENCES AT BAY HARBOR

         The Bay Harbor property, located on Bay Harbor Island, Florida, was purchased by the Company in 2000, for $850,000. The Company intended to construct a 15-story, 60 unit apartment building on the Bay Harbor property and intended for Encore Builders to handle the construction. Immediately after closing the acquisition of the land, the Company applied for a building permit, but the permit was not obtained due to various neighborhood objections to construction. The initial business plan called for the building to be sold as a condominium project for $18 million, with construction costs at approximately $12 million. Due to the Company's relations with Encore Builders and the difficulties with the building permit, the Company chose not to construct the building and instead, on December 17, 2001, chose to resell the land for $2.2 million to Dennis Almandares, an independent third party. The transaction contemplated by this agreement did not close, and the Company subsequently entered into a purchase and sale agreement dated as of May 20, 2002 to sell this property to Gateway Mortgage Bankers, Inc. for $2.3 million. The Company expected to close this transaction in September 2002 or upon the issuance of a building permit by the city building department for a 15-story building but was unable to obtain the required building permit. Subsequently, the Company filed a complaint against the Town of Bay Harbor. At a hearing on June 30, 2004, the Circuit Court granted the Town of Bay Harbor's motion for summary judgment. The Company has no plans to appeal the ruling. The carrying value of the Bay Harbor property was $1.3 million at September 30, 2004. As of March 31, 2005 this property was subject to an outstanding mortgage in the amount of approximately $721,000. The Company also has an outstanding line of credit in the amount of approximately $23,000.

         On April 7, 2005, the Company entered into an Agreement for Purchase and Sale (the "Bay Harbor Agreement") with Bay Harbor Island Associates, L.P. to sell the Bay Harbor property. The Bay Harbor Agreement provides that the Company will transfer fee simple title and all related interests in the property in exchange for $1.4 million. Upon execution of the Bay Harbor Agreement, Bay Harbor Island Associates, L.P. delivered a deposit of $10,000 into escrow for the Company. The transaction is subject to a 30 day inspection period and is scheduled to close on August 5, 2005 (subject to the right of Bay Harbor Island Associates, L.P. to advance the closing date upon notice to the Company). The
Bay Harbor Agreement contains customary representations, warranties and conditions for a transaction of this type.

         The Company believes the property is adequately covered by insurance. The Company's tax basis in the property as of September 30, 2004 is $1,300,000 and realty taxes are $16,000 per year. The Company does not depreciate the property because no construction on the land has taken place.

RESULTS OF OPERATIONS

         THE FOLLOWING IS A DISCUSSION OF THE CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY FOR THE PERIOD ENDED MARCH 31, 2005 AND 2004, WHICH SHOULD BE READ IN CONJUNCTION WITH, AND IS QUALIFIED IN ITS ENTIRETY BY, THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

         For the six months ending March 31, 2004, the Company incurred a net loss of $469,441, compared to a net loss of $174,188 for the comparable 2005 period. This approximate 63% decrease is largely due to the fact that professional fees and compensation expense was reduced by more than $364,000.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDING MARCH 31, 2005 AND MARCH 31,
2004

REVENUES

         Total revenues were $1,596,534 for the six months ending March 31, 2004, as compared to $2,800 for the six months ending March 31, 2005. This almost 100% decrease is due to the fact that the Company no longer receives rental income from a property the Company has since disposed of and the fact that the Company did not dispose of any of its properties in the period ending March 31, 2005.

OPERATING EXPENSES

         PROFESSIONAL FEES AND COMPENSATION EXPENSES

         Professional fees and compensation expenses totaled $471,608 and $107,157 for the six months ended March 31, 2004 and 2005, respectively. This 77% decrease was mainly due to decreased activity in the Company's real estate business and the resolution of litigation matters.

         TRAVEL AND AUTOMOBILE EXPENSES

         Travel and automobile expenses totaled $43,413 and $15,368 for the six months ended March 31, 2004 and 2005, respectively. This 65% decrease was due to the disposition of a major capital asset of the Company, a rental property, during 2004 and the resulting decreasing travel burden on the Company's management team.

         REAL ESTATE TAXES AND PROPERTY INSURANCE

         Real estate taxes and property insurance totaled $15,574 and $2,198 for the six months ended March 31, 2004 and 2005, respectively. This 86% decrease was due to the fact that the Company's only holds one property.

LIQUIDITY AND CAPITAL RESOURCES

         To date, the Company has financed its operations primarily through mortgage debt and the issuance of NRES Debentures. At March 31, 2005, the Company had $3,087 in cash and cash equivalents, a decrease of $113,279 from March 31, 2004. The Company made no acquisitions of real estate either in the period ending March 31, 2004, or 2005. The Company plans to seek additional means of funding after the Company is satisfied that it has satisfactorily satisfied its outstanding legal concerns. See "Risk Factors." The Company has no plans to issue additional NRES Debentures for any amounts not yet received and has no plans to permit outstanding NRES Debentures to be converted.

         The Company used $146,425 in investing activities during the period ending March 31, 2004, as compared to $8,260 used in the period ending March 31, 2005. This decrease in cash used is primarily due to a decrease in lending operations and, as such, higher volume of money being loaned to borrowers under the Company's mortgage business in the six months ended March 31, 2004 as compared to the six months ended March 31, 2005.

         The Company had negative net cash flow of $469,441 from operating activities for the six months ending March 31, 2004 as compared to negative net cash flow of $174,188 from operating activities for the six months ending March 31, 2005. The decrease in negative net cash flow from operating activities is primarily attributable to the Company's dramatically scaled down operations.

         The Company had stockholders' deficit of $4,026,311 at March 31, 2005 as compared to $3,194,843 at March 31, 2004. The Company's determination that it has issued shares in excess of its authorized amount resulted in the Company's determination to continue to classify all shares issued in excess of 1 million as temporary equity.

         The Company believes that through its operations as a mortgage lender and the sale of its remaining property, it has sufficient cash resources to maintain operations for a period of at least 12 months. However, although the Company believes it has sufficient cash resources to maintain operations for at least 12 months, because the Company recently began its lending operations and only holds only one property (which it has agreed to sell), there can be no assurance that such funds will actually be liquid and available. See "Outlook", below for a discussion on possible limits on the Company's ability to raise capital. Cash requirements will largely depend upon the availability of real estate acquisition opportunities, the costs to continue funding its real estate development projects, and costs related to its lending operations.

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

OUTLOOK

         The Company invested substantial funds in its previous projects, but only realized material profits from these projects upon the sale of the real estate. While the Company entered into an agreement to sell its remaining property, it cannot guarantee this transaction will close or that the sale will occur in a timely fashion. If the Company is unable to close its disposition transaction on this property, the Company may not be able to realize additional revenues. The Company estimates the general overhead costs necessary to sustain its existence (excluding expenses related to its remaining real estate property and newly commenced mortgage business) to be $65,000 per month.

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

ITEM 3.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         Based on their evaluation of the Company's disclosure controls and procedures conducted as of the end of the period covered by this report on Form 10-QSB, Richard Astrom, the Company's Chief Executive Officer, and Christopher Astrom, the Company's Chief Financial Officer, have concluded that they are the only individuals involved in the Company's disclosure process. The Company has no formal procedures in place for processing and assembling information to be disclosed in the Company's periodic reports. The Company's system is designed so that information is retained by the Company and relayed to counsel and the Company's accountants as it becomes available. Though the Company has had difficulty implementing its disclosure controls and procedures in the past, the

Company's principal executive officer and principal financial officer believe that as of the end of the period being reported, the Company's disclosure controls and procedures are effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company also notes that while its disclosure controls and procedures might not have been effective for a larger entity, the Company's principal executive officer and principal financial officer came to the aforementioned determination in part based on the fact that the Company only has one asset. Further, the Company believes that, given its size, an extensive disclosure controls and procedures system is not necessary.

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

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

         At the time of its incorporation, the Company had 1 million shares of its common stock authorized.

         Since that time, the Company believed it had effected the 1994 Stock Split, the 1999 Reverse Stock Split, the 40 Million Share Increase, the 250 Million Share Increase, the 750 Million Share Increase and the 1.5 Billion Share Increase. These changes in capital structure do not appear to have been validly adopted by the Company's board of directors, approved by the Company's shareholders or filed with the Secretary of State of the State of Nevada, as required by the laws of the State of Nevada. As such, it appears the Company has only 1 million shares of NRES Common Stock authorized. Until the Company's board of directors and shareholders cure and ratify the overissuances of stock, the 40 Million Share Increase, the 250 Million Share Increase, the 750 Million Share Increase and the 1.5 Billion Share Increase and comply with the federal proxy rules in doing so by properly obtaining shareholder approval, the Company may be liable to the holders of the NRES Common Stock issued in excess of the authorized amount. All references to shares of Common Stock in this report that do not reflect the Capital Changes are noted as such.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.           OTHER INFORMATION

         On April 7, 2005, the Company entered into an Agreement for Purchase and Sale (the "Bay Harbor Agreement") with Bay Harbor Island Associates, L.P. to sell the Bay Harbor property. The Bay Harbor Agreement provides that the Company will transfer fee simple title and all related interests in the property in exchange for $1.4 million. Upon execution of the Bay Harbor Agreement, Bay Harbor Island Associates, L.P. delivered a deposit of $10,000 into escrow for the Company. The transaction is subject to a 30 day inspection period and is scheduled to close on August 5, 2005 (subject to the right of Bay Harbor Island Associates, L.P. to advance the closing date upon notice to the Company). The Bay Harbor Agreement contains customary representations, warranties and conditions for a transaction of this type.

ITEM 6.           EXHIBITS


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

10.7 Agreement for Purchase and Sale dated April 7, 2005 by and between the Company and Bay Harbor Island Associates, L.P.

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

Date:  May 16, 2005                     NATIONAL RESIDENTIAL PROPERTIES, INC.



                                        By: /s/ RICHARD ASTROM
                                        -------------------------
                                        Richard Astrom
                                        President, Chief Executive Officer
                                        and Director



Date:  May 16, 2005                     By: /s/ CHRISTOPHER ASTROM
                                        -----------------------------
                                        Christopher Astrom
                                        Vice President, Chief Financial Officer,
                                        Secretary and Director