Form 10KSB/A
period 2004-09-30
NATIONAL RESIDENTIAL PROPERTIES NV INC
filed 2005-05-23
CIK 1096840

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

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [ X ]

         Issuer's revenues for its most recent fiscal year:  $1,600,120.

         The aggregate market value of voting stock held by non-affiliates of the registrant as of May 18, 2005 was $191,977.30 (based on the last reported sale price of $0.0001 per share on May 18, 2005).

         The number of shares of the registrant's common stock outstanding as of May 18, 2005 was 1,938,566,046.

                      NATIONAL RESIDENTIAL PROPERTIES, INC.
                      FOR THE YEAR ENDED SEPTEMBER 30, 2004
                                TABLE OF CONTENTS

                                TABLE OF CONTENTS

                                                                                 Page

PART I   ..........................................................................2
         ITEM 1.  BUSINESS.........................................................3
         ITEM 2.  PROPERTIES......................................................12
         ITEM 3.  LEGAL PROCEEDINGS...............................................13
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............13

PART II  .........................................................................14
         ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS.........................................................14
         ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.......14
         ITEM 7.  FINANCIAL STATEMENTS............................................20
         ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE............................................38
         ITEM 8A. CONTROLS AND PROCEDURES.........................................38
         ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT...............39
         ITEM 10. EXECUTIVE COMPENSATION..........................................40
         ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT AND RELATED STOCKHOLDER MATTERS......................41
         ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................42
         ITEM 13. EXHIBITS........................................................43
         ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES..........................44

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

BARCELONA APARTMENTS

         On this property, located in Miami, Florida and purchased in 2000, the Company intended to construct 70 rental apartments. The Company's July 31, 2002 contract to sell this property to Antonio Sarmiento fell through. The Company is currently continuing its efforts to sell this property. The Company entered into an agreement for purchase and sale with Salomon Yuken to sell the Barcelona Apartments to Salomon Yuken on January 10, 2003. On May 8, 2003, the Company and Salomon Yuken entered into an amendment to the agreement for purchase and sale. In June 2003, the Company and Salomon Yuken entered into a second amendment to the agreement for purchase and sale which, among other things, extended the closing date to October 31, 2003. A $100,000 deposit was paid to the Company by Salomon Yuken. The closing date was subsequently extended.

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

         RESIDENCES AT BAY HARBOR

         The Bay Harbor property, located on Bay Harbor Island, Florida, was purchased by the Company in 2000, for $850,000. The Company intended to construct a 15-story, 60 unit apartment building on the Bay Harbor property and intended for Encore Builders to handle the construction. Immediately after closing the acquisition of the land, the Company applied for a building permit, but did not obtain the permit due to various neighborhood objections to construction. The initial business plan called for the building to be sold as a condominium project for $18 million, with construction costs at approximately $12 million. Due to the Company's relations with Encore Builders and the difficulties with the building permit, the Company chose not to construct the building and instead, on December 17, 2001, chose to resell the land for $2.2 million to Dennis Almandares, an independent third party. The transaction contemplated by this agreement did not close, and the Company subsequently entered into a purchase and sale agreement dated as of May 20, 2002 to sell this property to Gateway Mortgage Bankers, Inc. for $2.3 million. The Company expected to close this transaction in September of 2002 or upon the issuance of a building permit by the city building department for a 15-story building but was unable to obtain the required building permit. Subsequently, the Company filed a complaint against the Town of Bay Harbor. On June 30, 2004, the Circuit Court granted the Town of Bay Harbor Island's summary judgment motion. See "Item 3 - Legal Proceedings" for a discussion of the related litigation. The carrying value of the Bay Harbor property was $1.3 million at September 30, 2004. As of September 30, 2004 this property was subject to outstanding mortgages in the amount of $736,493. The Company currently has fee simple ownership of the property, subject these mortgages. Both mortgages are due in December 2005.

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

         It has come to the Company's attention that, as a result of the conversion of the debentures issued by the Company into NRES Common Stock, coupled with the decrease in the trading price of NRES Common Stock, investors were entitled to more shares of NRES Common Stock than is authorized under the Articles. As a result, as of May 18, 2005, the Company has 1,938,566,046 shares of NRES Common Stock issued, which exceeds the number of shares authorized. As stated above, the Company believes the holders of a majority of the Company's validly issued and outstanding shares (Richard and Pamela Astrom) and the board of directors can cure and ratify the overissuances of stock. If this cannot be accomplished, the Company may be liable to the holders of the NRES Common Stock issued in excess of the authorized amount in an amount equal to 1,937,566,046 shares (the number of shares issued in excess of the amount authorized) multiplied by the price each such share was issued for (which ranged from approximately $.0001 to $5.4 per share). These holders can demand the issuance of the shares in excess of the Company's authorized amount be rescinded, causing the Company to purchase the shares at the price at which they were sold. The overissuance, together with the Company's inability to increase its authorized number of shares, has eliminated the Company's ability to raise capital through issuances of publicly registered securities. The Company believes it will not be able to continue trading NRES Common Stock or increase its capital resources through selling publicly registered securities until the overissuance is cured and the Company increases the authorized number of shares of NRES Common Stock. The Company's officers and directors may have also violated their fiduciary duties to the Company by permitting the Company to issue shares in excess of its authorized amount and by not having sufficient shares available upon the conversion of the debentures issued by the Company.

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

ITEM 2.  PROPERTIES

         As of September 30, 2004 the only real property owned by the Company is the Bay Harbor Property. The Company has since entered into an agreement to dispose of this property. For a discussion of the Company's properties and business operations, see "Item 1 - Business" under the subheading "Current Operations".

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET PRICE OF NRES COMMON STOCK

         NRES Common Stock is quoted on The Over the Counter Bulletin Board under the symbol NRES.PK. While it appears there is no market for NRES Common Stock, the Company has set forth in the table below the high and low closing bid prices per share of NRES Common Stock as reported on The Over the Counter Bulletin Board during the fiscal years ended September 30, 2003 and 2004. The last reported bid price on The Over the Counter Bulletin Board for NRES Common Stock was $.0001 on May 18, 2005.

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

INTRODUCTION

         As of September 30, 2004, the Company had one major asset, its Bay Harbor property. This property is described in greater detail in the section entitled "Item 1. Business". Revenues for the Company's fiscal year ended September 30, 2004 were almost solely generated from the sale of properties held in the Company's portfolio. The Company does not expect to generate additional revenues other than from the sale of the remaining property and from its newly commenced lending business.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

REVENUES

         Total revenues for the year ended September 30, 2004 decreased approximately 71.8% to $1,600,120, as compared to $5,665,805 for the year ended September 30, 2003. The primary source of revenues for the year ended September 30, 2004 was the sale of property, whereas the Company sold its two larger properties in the year ended September 30, 2003.

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

         The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. The most significant area that requires management judgment is the Company's valuation of its real estate, as discussed in Note 2 to the Company's condensed consolidated financial statements.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Residential Properties, Inc. and Subsidiaries as of September 30, 2004 and 2003, and the consolidated results of operations, changes in stockholders' equity (deficit), changes in temporary equity, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

         /s/ BAGELL, JOSEPHS & COMPANY, L.L.C.

         BAGELL, JOSEPHS & COMPANY, L.L.C.
         Gibbsboro, New Jersey
         December 1, 2004

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

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003

                                                                    (RESTATED)
                                                   2004               2003
                                                 -------------    -------------

OPERATING REVENUES
  Revenue                                        $  1,600,120     $  5,665,805

COST OF SALES                                       1,476,459        6,861,460
                                                 -------------    -------------


GROSS PROFIT (LOSS)                                   123,661       (1,195,655)
                                                 -------------    -------------


OPERATING EXPENSES
   Professional fees and compensation expenses        555,420          746,133
   Impairment expense                                 472,175                -
   Bad debt                                             8,067                -
   Advertising                                          4,310            3,865
   Travel and automobile expenses                      80,334           69,119
   Telephone and utilities                             12,537           10,442
   Real estate taxes and property maintenance          20,600           23,512
   Office expenses                                     22,665           24,913
   Miscellaneous                                       38,267           16,263
   Depreciation and amortization                       39,410           28,853
                                                 -------------    -------------

       TOTAL OPERATING EXPENSES                     1,253,785          923,100
                                                 -------------    -------------

(LOSS) BEFORE OTHER INCOME (EXPENSE)               (1,130,124)      (2,118,755)
                                                 -------------    -------------

OTHER INCOME (EXPENSE)

   Interest expense                                   (14,982)         (17,794)
   Interest income                                     18,385              613
                                                 -------------    -------------

       TOTAL OTHER INCOME (EXPENSE)                     3,403          (17,181)
                                                 -------------    -------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES         (1,126,721)      (2,135,936)
Provision for Income Taxes                                  -                -
                                                 -------------    -------------

NET LOSS APPLICABLE TO COMMON SHARES             $ (1,126,721)    $ (2,135,936)
                                                 =============    =============

NET LOSS PER BASIC AND DILUTED SHARES            $      (1.13)    $      (2.14)
                                                 =============    =============

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                              1,000,000        1,000,000
                                                 =============    =============

The accompanying notes are an integral part of these consolidated financial statements.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003

                                                                         CLASS A      ADDITIONAL
                                                     COMMON STOCK      COMMON STOCK    PAID-IN     ACCUMULATED   (RESTATED)
                                                  SHARES     AMOUNT   SHARES  AMOUNT   CAPITAL       DEFICIT       TOTALS
                                                ---------  ---------- ------  ------  ----------  ------------  ------------

    Balance, September 30, 2002                 1,000,000    $1,000        -  $    -  $3,606,580  $(4,197,046)  $  (589,466)

    Net loss                                            -         -        -       -           -   (2,126,886)   (2,126,886)
                                                ---------  ---------- ------  ------  ----------  ------------  ------------


    Balance, September 30, 2003
    as originally reported                      1,000,000     1,000        -       -   3,606,580   (6,323,932)   (2,716,352)

    Adjustment for amortization expense
                                                        -         -        -       -           -       (9,050)       (9,050)
                                                ---------  ---------- ------  ------  ----------  ------------  ------------

    Balance, September 30, 2003, as restated    1,000,000     1,000        -       -   3,606,580   (6,332,982)   (2,725,402)


    Net loss                                            -         -        -       -           -   (1,126,721)   (1,126,721)
                                                ---------  ---------- ------  ------  ----------  ------------  ------------

    Balance, September 30, 2004,                1,000,000    $1,000        -  $    -  $3,606,580  $(7,459,703)  $(3,852,123)
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

                  RECENT ACCOUNTING PRONOUNCEMENT

                  In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), that is applicable to the financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of Accounting Principles Board Opinion 30, "Reporting the Results of Operations."

                  This standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period (s) in which the losses are incurred, rather than as of the measurement date as presently required. As a result of FASB No 144, the Company has recorded an impairment loss at September 30, 2004 of $472,175 on its inventory. Ths Company tests its real estate inventory for recoverability at each balance sheet date.

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
                                                                       ==========    ===========

                  The maturity dates for the two outstanding notes described have been extended to December 2005.

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

ITEM 8A. CONTROLS AND PROCEDURES

         EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

              Based on their evaluation of the Company's disclosure controls and procedures conducted as of the end of the period covered by this report on Form 10-KSB/A, Richard Astrom, the Company's Chief Executive Officer, and Christopher Astrom, the Company's Chief Financial Officer, have concluded that they are the only individuals involved in the Company's disclosure process. The Company has no formal procedures in place for processing and assembling information to be disclosed in the Company's periodic reports. The Company's system is designed so that information is retained by the Company and relayed to counsel and the Company's accountants as it becomes available. Though the Company has had difficulty implementing its disclosure controls and procedures in the past, the Company's principal executive officer and principal financial officer believe that as of the end of the period being reported, the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company also notes that while its disclosure controls and procedures might not have been effective for a larger entity, the Company's principal executive officer and principal financial officer came to the aforementioned determination in part based on the fact that the Company only has one asset. Further, the Company believes that, given its size, an extensive disclosure controls and procedures system is not necessary.

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

EMPLOYMENT AND SEPARATION AGREEMENTS

         The Company does not have any employment or separation agreements with either Christopher Astrom or Richard Astrom, the Company's only employees as of May 18, 2005.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         To the Company's knowledge, the following table sets forth information with respect to beneficial ownership of outstanding NRES Common Stock as of
May 18, 2005 by:

         o each person known by the Company to beneficially own more than 5% of the outstanding NRES Common Stock;

         o    each of the Company's named executive officers;

         o    each of the Company's directors; and

         o    all of the Company's executive officers and directors as a group.

         Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities as well as securities which the individual or group has the right to acquire within sixty days of the original filing of this Form 10-KSB/A. Unless otherwise indicated, the address for those listed below is c/o National Residential Properties, Inc., 6915 Red Road, Suite 222, Coral Gables, Florida 33143. Except as indicated by footnote, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of NRES Common Stock shown as beneficially owned by them. The number of shares of NRES Common Stock outstanding used in calculating the percentage for each listed person includes the shares of NRES Common Stock underlying options held by such persons that are exercisable within 60 days of May 18, 2005, but excludes shares of NRES Common Stock underlying options held by any other person. The number of shares of NRES Common Stock outstanding as of May 18, 2005 was 1,938,566,046. Except as noted otherwise, the amounts reflected below are based upon information provided to the Company and filings with the SEC.

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
     group (2 persons)

         (1) The percent and number of shares beneficially owned reflected in the table set forth above assumes that the Capital Changes had been effective and that the 1 million shares of Class A common stock issued to Christopher Astrom by the Company on June 17, 1999 (each share of which was entitled to 20 votes) were validly issued.

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


                                   NATIONAL RESIDENTIAL PROPERTIES, INC.


                                   By:  /s/ RICHARD ASTROM
                                        --------------------------------
                                        Richard Astrom
                                        President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 23, 2005.

SIGNATURE                                   TITLE(S)


/s/ RICHARD ASTROM        President, Chief Executive Officer and Director
------------------
Richard Astrom


/s/ CHRISTOPHER ASTROM    Vice President, Chief Financial Officer, Secretary
----------------------    and Director
Christopher Astrom