Form 10QSB/A
period 2004-12-31
NATIONAL RESIDENTIAL PROPERTIES NV INC
filed 2005-05-23
CIK 1096840

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes|X| No[ ]

         As of May 18, 2005, there were 1,938,566,046 shares of the Registrant's Common Stock, $.001 par value per share, outstanding.

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

PART II OTHER INFORMATION....................................................34

         ITEM 1.  LEGAL PROCEEDINGS..........................................34

         ITEM 2.  CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER
                  PURCHASES OF EQUITY SECURITIES.............................34

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES............................34

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........34

         ITEM 5.  OTHER INFORMATION..........................................34

         ITEM 6.  EXHIBITS...................................................35

SIGNATURES...................................................................36




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

         THE COMPANY CAUTIONS INVESTORS THAT ITS BUSINESS AND FINANCIAL PERFORMANCE ARE SUBJECT TO SUBSTANTIAL RISKS AND UNCERTAINTIES. IN EVALUATING THE COMPANY'S BUSINESS, PROSPECTIVE INVESTORS SHOULD CAREFULLY CONSIDER THE INFORMATION SET FORTH IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB/A FOR THE YEAR ENDED SEPTEMBER 30, 2004 UNDER THE CAPTION "RISK FACTORS" IN ADDITION TO THE OTHER INFORMATION SET FORTH HEREIN.

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

     o In January 1999, the Company attempted to effect the 1999 Reverse Stock Split.

     o Between the date of its incorporation and January 2001, the Company attempted to increase the number of shares the Company was authorized to issue from 1 million to 40 million shares of Common Stock pursuant to the 40 Million Share Increase.

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

     o Additionally, as a result of the conversion of the NRES Debentures into NRES Common Stock and the decrease in the price of NRES Common Stock, investors were entitled to more shares than authorized. As a result, the Company, as of May 18, 2005, has 1,938,566,046 shares of NRES Common Stock issued, which exceeds the number of authorized shares. Under the state law of Nevada, it may be possible that the transactions for shares in excess of the number of authorized shares will not be viewed as valid and the Company may be responsible for taking corrective action or compensating the stockholders.

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

RESIDENCES AT BAY HARBOR

         The Bay Harbor property, located on Bay Harbor Island, Florida, was purchased by the Company in 2000, for $850,000. The Company intended to construct a 15-story, 60 unit apartment building on the Bay Harbor property and intended for Encore Builders to handle the construction. Immediately after closing the acquisition of the land, the Company applied for a building permit, but the permit was not obtained due to various neighborhood objections to construction. The initial business plan called for the building to be sold as a condominium project for $18 million, with construction costs at approximately $12 million. Due to the Company's relations with Encore Builders and the difficulties with the building permit, the Company chose not to construct the building and instead, on December 17, 2001, chose to resell the land for $2.2 million to Dennis Almandares, an independent third party. The transaction contemplated by this agreement did not close, and the Company subsequently entered into a purchase and sale agreement dated as of May 20, 2002 to sell this property to Gateway Mortgage Bankers, Inc. for $2.3 million. The Company expected to close this transaction in September of 2002 or upon the issuance of a building permit by the city building department for a 15-story building but was unable to obtain the required building permit. Subsequently, the Company filed a complaint against the Town of Bay Harbor. At a hearing on June 30, 2004, the Circuit Court granted the Town of Bay Harbor's motion for summary judgment. The Company has no plans to appeal the ruling. The Company has no plans to appeal the ruling. The carrying value of the Bay

Harbor property was $1.3 million at September 30, 2004. As of March 31, 2005, this property was subject to an outstanding mortgage in the amount of approximately $721,000. The Company also has an outstanding line of credit in the amount of approximately $23,000.

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

         It has come to the Company's attention that, as a result of the conversion of the debentures issued by the Company into NRES Common Stock, coupled with the decrease in the trading price of NRES Common Stock, investors were entitled to more shares of NRES Common Stock than is authorized under the Company's Articles of Incorporation. As a result, as of May 18, 2005 the Company has 1,938,566,046 shares of NRES Common Stock issued, which exceeds the number of shares authorized. As stated above, the Company believes the holders of a majority of the Company's validly issued and outstanding shares and the board of directors can cure and ratify the overissuances of stock. If this cannot be accomplished, the Company may be liable to the holders of the NRES Common Stock issued in excess of the authorized amount in an amount equal to 1,937,566,046 shares (the number of shares issued in excess of the amount authorized) multiplied by the price each such share was issued for (which ranged from approximately $.0001 to $5.4 per share). The overissuance, together with the Company's inability to increase its authorized number of shares, has eliminated the Company's ability to raise capital through issuances of publicly registered securities. The Company believes it will not be able to continue trading NRES Common Stock or increase its capital resources through selling publicly registered securities until the overissuance is cured and the Company increases the authorized number of shares of NRES Common Stock. The Company's officers and directors may also have violated other provisions of Nevada law with respect to the duties of officers and directors to the Company and by not having sufficient shares available upon the conversion of debentures issued by the Company.

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

Date:  May 23, 2005                     NATIONAL RESIDENTIAL PROPERTIES, INC.


                                        By: /s/ RICHARD ASTROM
                                        --------------------------
                                        Richard Astrom
                                        President, Chief Executive Officer
                                        and Director


Date:  May 23, 2005                     By: /s/ CHRISTOPHER ASTROM
                                        --------------------------
                                        Christopher Astrom
                                        Vice President, Chief Financial Officer,
                                        Secretary and Director