Form 10QSB/A
period 2004-03-31
NATIONAL RESIDENTIAL PROPERTIES NV INC
filed 2005-06-28
CIK 1096840

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes|X| No[ ]

         As of June 17, 2005, there were 1,938,566,046 shares of the Registrant's Common Stock, $.001 par value per share, outstanding.

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

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004


                                                                                       2005                    2004
                                                                                -------------------      ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                              $(174,188)              $(469,441)
                                                                                -------------------      ------------------
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
     Depreciation and amortization                                                          12,156                  31,504
  Changes in assets and liabilities
     Decrease in inventory - real estate holdings                                                -               1,226,862
 (Increase) in escrow receivable                                                                                    13,869
     (Increase) in deposits                                                                      -                  (7,200)
     (Increase) in mortgage receivable and others                                           (3,249)                      -
     Decrease in investment securities                                                       2,523                       -
     Increase (decrease) in accounts payable and
       and accrued expenses                                                                 47,482                 (65,612)
                                                                                -------------------      ------------------
     Total adjustments                                                                      58,912               1,199,423
                                                                                -------------------      ------------------
     Net cash provided by operating activities                                            (115,276)                729,982
                                                                                -------------------      ------------------
CASH FLOWS FROM INVESTING ACTIVITIES
    (Acquisition) of fixed assets                                                                -                  (8,653)
    Loans to officers, net                                                                       -                       -
    Loans to/from others                                                                    (8,260)                      -
    (Increase) Decrease in mortgage and notes receivable                                   116,600                (137,772)
                                                                                -------------------      ------------------
     Net cash provided by (used in) investing activities                                   108,340                (146,425)
                                                                                -------------------      ------------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net change in notes and mortgages payable                                              (14,997)             (1,261,906)
                                                                                -------------------      ------------------
        Net cash provided by (used in) financing activities                                (14,997)             (1,261,906)
                                                                                -------------------      ------------------
NET (DECREASE) IN
    CASH AND CASH EQUIVALENTS                                                              (21,933)               (678,349)
CASH AND CASH EQUIVALENTS -
    BEGINNING OF PERIOD                                                                     25,020                 794,715
                                                                                -------------------      ------------------
CASH AND CASH EQUIVALENTS - END OF PERIOD
                                                                                            $3,087                $116,366
                                                                                ===================      ==================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
CASH PAID DURING THE PERIOD FOR:
    Interest expense                                                                       $25,735                  $2,779
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


                                                                     Class A              Additional
                                       Common Stock               Common Stock             Paid-in       Accumulated
                                 Shares        Amount         Shares         Amount        Capital         Deficit        Totals
                             ------------- ------------- -------------- -------------- -------------- --------------- --------------

Balance, September 30, 2003     1,000,000   $     1,000              -   $          -   $  3,606,580   $  (6,332,982)  $ (2,725,402)

Net Loss                                -             -              -              -              -        (469,441)      (469,441)
                             ------------- ------------- -------------- -------------- -------------- --------------- --------------

Balance, March 31, 2004         1,000,000   $     1,000              -   $          -   $  3,606,580   $  (6,802,423)  $ (3,194,843)
                             ============= ============= ============== ============== ============== =============== ==============


Balance, September 30, 2004     1,000,000   $     1,000              -   $          -   $  3,606,580   $  (7,459,703)  $ (3,852,123)

Net Loss                                -             -              -              -              -        (174,188)      (174,188)
                             ------------- ------------- -------------- -------------- -------------- --------------- --------------

Balance, March 31, 2005         1,000,000   $     1,000              -   $          -   $  3,606,580   $  (7,633,891)  $ (4,026,311)
                             ============= ============= ============== ============== ============== =============== ==============






















The accompanying notes are an integral part of these condensed consolidated financial statements.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN TEMPORARY EQUITY
                FOR THE SIX MONTHS ENDED MARCH 31, 2005 AND 2004

                                                                     Class A                             Additional
                                     Common Stock                  Common Stock                           Paid-In
                                 Shares          Amount        Shares        Amount        Discount       Capital          Totals
                             --------------- ------------- -------------- ------------- -------------- -------------- --------------

Balance, September 30, 2003   1,937,566,046   $ 1,937,566      1,000,000   $     1,000   $   (687,311)  $  3,166,683      4,417,938

No Activity                               -             -              -             -              -              -              -
                             --------------- ------------- -------------- ------------- -------------- -------------- --------------

Balance, March 31, 2004       1,937,566,046   $ 1,937,566      1,000,000   $     1,000   $   (687,311)  $  3,166,683   $  4,417,938
                             =============== ============= ============== ============= ============== ============== ==============

Balance, September 30, 2004   1,937,566,046   $ 1,937,566      1,000,000   $     1,000   $   (687,311)  $  3,166,683      4,417,938

No Activity                               -             -              -             -              -              -              -
                             --------------- ------------- -------------- ------------- -------------- -------------- --------------

Balance, March 31, 2005       1,937,566,046   $ 1,937,566      1,000,000   $     1,000   $   (687,311)  $  3,166,683   $  4,417,938
                             =============== ============= ============== ============= ============== ============== ==============

























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

          The Company expects to reclassify certain amounts from temporary equity to permanent stockholders' equity after it has resolved certain changes to its capital structure and cured any overissuances of its common stock pursuant to Section 13 of the Securities Act.

NOTE 10 - TEMPORARY EQUITY
          ----------------

          The Company has recorded on its balance sheet as a temporary equity account for those securities issued that may not have been issued in compliance with the registration provisions of Section 5 of the Securities Act of 1933, as amended and for the issuance of common stock issued above its authorized amount. All related amounts that were previously included in common stock and additional paid-in capital of the permanent stockholders' equity (deficit) section have been reclassified to temporary equity as their redemption may not be solely within the control of the issuer. Temporary equity at March 31, 2005 and 2004, were $4,417,938 and $4,417,938, respectively.
          Substantially all the shares issued in connection with the conversion of debentures have been reclassified as temporary equity.

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

         The Company used $146,425 in investing activities during the period ending March 31, 2004, as compared to $108,340 provided by investing activities during the period ending March 31, 2005. This increase in cash provided is primarily due to a colection of loan receivables.

         The Company had negative net cash flow of $729,982 from operating activities for the three months ending March 31, 2004 as compared to net cash flow of $1,324 from operating activities for the six months ending March 31, 2005. The increase in net cash flow from operating activities is primarily attributable to the Company's dramatically scaled down operations.

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

         It has come to the Company's attention that, as a result of the conversion of the debentures issued by the Company into NRES Common Stock, coupled with the decrease in the trading price of NRES Common Stock, investors were entitled to more shares of NRES Common Stock than is authorized under the Company's Articles of Incorporation. As a result, as of June 23, 2005, the Company has 1,938,566,046 shares of NRES Common Stock issued, which exceeds the number of shares authorized. As stated above, the Company believes the holders of a majority of the Company's validly issued and outstanding shares and the board of directors can cure and ratify the overissuances of stock. If this cannot be accomplished, the Company may be liable to the holders of the NRES Common Stock issued in excess of the authorized amount in an amount equal to 1,937,566,046 shares (the number of shares issued in excess of the amount authorized) multiplied by the price each such share was issued for (which ranged from approximately $.0001 to $5.4 per share). The overissuance, together with the Company's inability to increase its authorized number of shares, has eliminated the Company's ability to raise capital through issuances of publicly registered securities. The Company believes it will not be able to continue trading NRES Common Stock or increase its capital resources through selling publicly registered securities until the overissuance is cured and the Company increases the authorized number of shares of NRES Common Stock. The Company's officers and directors may also have violated other provisions of Nevada law with respect to the duties of officers and directors to the Company and by not having sufficient shares available upon the conversion of debentures issued by the Company.

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

         It has come to the Company's attention that, as a result of the conversion of the debentures issued by the Company into NRES Common Stock, coupled with the decrease in the trading price of NRES Common Stock, investors were entitled to more shares of NRES Common Stock than is authorized under the Company's Articles of Incorporation. As a result, as of June 23, 2005, the Company has 1,938,566,046 shares of NRES Common Stock issued, which exceeds the number of shares authorized. As stated above, the Company believes the holders of a majority of the Company's validly issued and outstanding shares and the board of directors can cure and ratify the overissuances of stock. If this cannot be accomplished, the Company may be liable to the holders of the NRES Common Stock issued in excess of the authorized amount in an amount equal to 1,937,566,046 shares (the number of shares issued in excess of the amount authorized) multiplied by the price each such share was issued for (which ranged from approximately $.0001 to $5.4 per share). These holders can demand the issuance of the shares in excess of the Company's authorized amount be rescinded, causing the Company to purchase the shares at the price at which they were sold. The overissuance, together with the Company's inability to increase its authorized number of shares, has eliminated the Company's ability to raise capital through issuances of publicly registered securities. The Company believes it will not be able to continue trading NRES Common Stock or increase its capital resources through selling publicly registered securities until the overissuance is cured and the Company increases the authorized number of shares of NRES Common Stock. The Company's officers and directors may have also violated their fiduciary duties to the Company by permitting the Company to issue shares in excess of its authorized amount and by not having sufficient shares available upon the conversion of the debentures issued by the Company.

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

ITEM 6.           EXHIBITS


EXHIBIT NUMBER           DESCRIPTION

3.1(1)            Articles of Incorporation of the Company.

3.2(3) Certificate of Amendment to Articles of Incorporation of the Company.

3.4(1)            Bylaws of the Company.

4.1(2) 8% Series SPB Senior Subordinated Convertible Redeemable Debentures due November 3, 2002

4.2(2) 8% Series SPC Senior Subordinated Convertible Redeemable Debentures due April 12, 2003

4.3(2) 8% Series SPD Senior Subordinated Convertible Redeemable Debentures due October 17, 2003

10.1(2) Securities Subscription Agreement dated as of October 10, 2000 by and between 2217 Acquisition Inc. and Louvre Investors LLC, Yellow Stream Company LLC and Carlsbad LLC.

10.2(2) Assignment and Assumption Agreement dated as of November 3, 2000 by and between 2217 Acquisition Inc. and National Residential Properties, Inc.

10.3(2) Securities Subscription Agreement dated as of April 12, 2001 by and between Connecticut Acquisition Corp. No. 1 and Louvre Investors LLC, Yellow Stream Company LLC and Carlsbad Capital LLC.

10.4(2) Assignment and Assumption Agreement dated as of April 19, 2001 by and between Connecticut Acquisition Corp. 1 and National Residential Properties, Inc.

10.5(2) Securities Subscription Agreement dated as of October 17, 2001 by and between DC Power Products Acquisition Corp. and Equity Planners LLC, Sea Lion Investors LLC and Myrtle Holdings LLC.

10.6(2) Assignment and Assumption Agreement dated as of November 5, 2001 by and between DC Power Acquisition Corp. and National Residential Properties, Inc.

10.7(4) Agreement for Purchase and Sale dated April 7, 2005 by and between the Company and Bay Harbor Island Associates, L.P.

31.1              Certification of the Principal  Executive  Officer pursuant to
                  Rule 13a-14(a)

31.2              Certification of the Principal  Financial  Officer pursuant to
                  Rule 13a-14(a)

32.1              Certifications   of  the  Principal   Executive   Officer  and
                  Principal Financial Officer pursuant to 18 U.S.C. Section 1350

(1) Previously filed.

(2) Filed as an exhibit to the Company's quarterly report on Form 10-QSB for the period ended June 30, 2002, filed with the Securities and Exchange Commission on January 8, 2004.

(3) Filed as an exhibit to the Company's annual report on Form 10-KSB for the period ended September 30, 2000, filed with the Securities and Exchange Commission on January 16, 2001.

(4) Filed as an exhibit to the Company's quarterly report on Form 10-QSB for the period ended March 31, 2005, filed with the Securities and Exchange Commission on May 16, 2005.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  June 27, 2005                    NATIONAL RESIDENTIAL PROPERTIES, INC.



                                        By: /s/ RICHARD ASTROM
                                        -------------------------
                                        Richard Astrom
                                        President, Chief Executive Officer
                                        and Director



Date:  June 27, 2005                    By: /s/ CHRISTOPHER ASTROM
                                        -----------------------------
                                        Christopher Astrom
                                        Vice President, Chief Financial Officer,
                                        Secretary and Director