Form 10QSB
period 2005-06-30
NATIONAL RESIDENTIAL PROPERTIES NV INC
filed 2005-08-22
CIK 1096840

UNITED STATES
                             WASHINGTON, D.C. 20549
                       SECURITIES AND EXCHANGE COMMISSION

                                   FORM 10-QSB

              1X1 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                     0-27159

                            (COMMISSION FILE NUMBER)

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No[ ]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No[X]

         As of August 12, 2005, there were 1,938,566,046 shares of the Registrant's Common Stock, $.001 par value per share, outstanding.

         Transitional Small Business Disclosure Format (Check one):
                                                                  Yes[ ] No [X]

                      NATIONAL RESIDENTIAL PROPERTIES, INC.
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

                                TABLE OF CONTENTS

PART I FINANCIAL INFORMATION..................................................1

    ITEM 1.  FINANCIAL STATEMENTS.............................................1

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.......14

    RISK FACTORS.............................................................25

    ITEM 3.  CONTROLS AND PROCEDURES.........................................28

PART II OTHER INFORMATION....................................................29

    ITEM 1.  LEGAL PROCEEDINGS...............................................29

    ITEM 2   CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF
             EQUITY SECURITIES...............................................29

    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.................................29

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............29

    ITEM 5.  OTHER INFORMATION...............................................29

    ITEM 6. EXHIBITS.........................................................29

SIGNATURES...................................................................31



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

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

              NATIONAL RESIDENTIAL PROPERTIES, INC AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                  JUNE 30, 2005

                                     ASSETS




Cash and cash equivalents                                           $    23,299
Inventory - real estate holdings                                      1,300,000
Fixed assets, net of depreciation                                        19,168
Loan origination fees, net                                                7,899
Mortgage receivable and other                                            37,782
                                                                    -----------
TOTAL ASSETS                                                        $ 1,388,148
                                                                    ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED) (UNAUDITED)
                                  JUNE 30, 2005

            LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' (DEFICIT)


LIABILITIES
  Accounts payable and accrued expenses                             $    72,763
  Debentures payable                                                    199,202
  Notes-other                                                            43,443
  Notes and mortgages payable                                           727,599
                                                                    -----------

      Total Liabilities                                               1,043,007
                                                                    -----------

TEMPORARY EQUITY                                                      4,417,938

STOCKHOLDERS' (DEFICIT)
  Common Stock, $.001 Par Value; 1,000,000 shares
    authorized and 1,000,000 shares issued and outstanding,
    respectively                                                          1,000
  Common Stock Class A Voting, $.001 Par Value; 0
  shares authorized and 0 shares issued and outstanding                       -
  Additional Paid-in Capital                                          3,606,580
  Deficit                                                            (7,680,377)
                                                                    -----------

      Total Stockholders' (Deficit)                                  (4,072,797)
                                                                    -----------

TOTAL LIABILITIES, TEMPORARY EQUITY AND
   STOCKHOLDERS' (DEFICIT)                                          $ 1,388,148
                                                                    ===========


The accompanying notes are an integral part of the condensed consolidated financial statements.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
           FOR THE NINE AND THREE MONTHS ENDED JUNE 30, 2005 AND 2004

                                                       NINE MONTHS ENDED                      THREE MONTHS ENDED

                                                  June 30,            June 30,           June 30,        June 30,

                                                    2005                2004               2005            2004
                                                    ----                ----               ----            ----
OPERATING REVENUES

  Revenue                                         $    2,800      $1,600,120          $        -       $    3,586

  Cost of sales                                            -      (1,471,084)                  -                -
                                                  -----------     -----------         -----------      -----------
GROSS PROFIT                                           2,800         129,036                   -            3,586


OPERATING EXPENSES

   Professional fees and compensation expenses       130,344         546,436              23,187           74,829

   Bad debt                                            2,524               -                   -                -

   Advertising -                                       3,247               -                   -

   Travel and automobile expenses                     15,368          60,341                   -           16,928

   Telephone and utilities                               616           9,356                   -            2,470

   Real estate taxes and property maintenance          2,606          21,097                 408            5,523

   Office expenses                                     2,886          14,589                   -            4,209

   Miscellaneous                                      19,101          21,879               6,618            8,068

   Depreciation and amortization                      18,234          41,556               6,078           10,052
                                                  -----------     -----------         -----------      -----------
       Total Operating Expenses                      191,679         718,501              36,291          122,079
                                                  -----------     -----------         -----------      -----------

LOSS BEFORE OTHER INCOME (EXPENSE)                  (188,879)       (589,465)            (36,291)        (118,493)


OTHER INCOME (EXPENSE)

   Interest expense                                  (35,930)        (12,386)            (10,195)          (1,647)

   Interest income                                     4,135          13,156                   -              886
                                                  -----------     -----------         -----------      -----------
       Total Other Income (Expense)                  (31,795)            770             (10,195)            (761)
                                                  -----------     -----------         -----------      -----------


NET LOSS BEFORE PROVISION FOR INCOME TAXES        $ (220,674)     $ (588,695)         $  (46,486)      $ (119,254)

Provision for Income Taxes                                 -               -                   -                -
                                                  -----------     -----------         -----------      -----------

NET LOSS APPLICABLE TO COMMON SHARES              $ (220,674)     $ (588,695)         $  (46,486)      $ (119,254)
                                                  ===========     ===========         ===========      ===========

NET LOSS PER BASIC AND DILUTED SHARES             $    (0.22)     $    (0.59)         $    (0.05)      $    (0.12)
                                                  ===========     ===========         ===========      ===========

WEIGHTED AVERAGE NUMBER OF COMMON

    SHARES OUTSTANDING                             1,000,000       1,000,000           1,000,000        1,000,000
                                                  ===========     ===========         ===========      ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE NINE MONTHS ENDED JUNE 30, 2005 AND 2004


                                                                                       2005              2004

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                       $ (220,674)      $ (588,695)
                                                                                    -----------      -----------
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:                                             18,234           41,556

     Changes in assets and liabilities

        Decrease in inventory - real estate holdings                                         -        1,216,383

        (Increase) in escrow receivable (5,000)

        Increase (decrease) in loan receivable-others                                  116,600          (32,490)

        (Increase) in deposits                                                               -           (2,200)

        Decrease in mortgage receivable and others                                      30,824                -

        Decrease in investment securities                                                2,523                -

        Increase (decrease) in accounts payable and
         and accrued expenses                                                           40,131          (62,992)
                                                                                    -----------      -----------
        Total adjustments                                                              208,312        1,155,257
                                                                                    -----------      -----------
       Net cash provided (used in) by operating activities                             (12,362)         566,562

CASH FLOWS FROM INVESTING ACTIVITIES

     (Acquisition) of fixed assets                                                           -           (8,653)

     Loans to/from others                                                               43,443                -

     (Increase) in mortgage and notes receivable                                             -         (138,811)
                                                                                    -----------      -----------
     Net cash provided by (used in) investing activities                                43,443         (147,464)
                                                                                    -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES

     Net change in notes and mortgages payable                                         (32,802)      (1,156,200)
                                                                                    -----------      -----------
     Net cash (used in) financing activities                                           (32,802)      (1,156,200)
                                                                                    -----------      -----------
NET (DECREASE) IN

     CASH AND CASH EQUIVALENTS                                                          (1,721)        (737,102)

CASH AND CASH EQUIVALENTS -
     BEGINNING OF PERIOD                                                                25,020          794,715
                                                                                    -----------      -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                           $   23,299       $   57,613
                                                                                    ===========      ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

CASH PAID DURING THE PERIOD FOR:

     Interest expense                                                               $   35,930       $    2,934
                                                                                    ===========      ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
                FOR THE NINE MONTHS ENDED JUNE 30, 2005 AND 2004


                                                                  Class A             Additional
                                   Common Stock                Common Stock             Paid-In     Accumulated
                                Shares        Amount      Shares          Amount        Capital       Deficit           Totals
                              ---------    ----------    --------     -----------   -----------    ------------    -------------

Balance, September 30, 2003   1,000,000    $    1,000           -     $       -     $ 3,606,580    $(6,332,982)    $ (2,725,402)
                              ---------    ----------    --------     -----------   -----------    ------------    -------------
Net loss                              -             -           -             -               -       (588,695)        (588,695)

Balance, June 30, 2004        1,000,000    $    1,000           -     $       -     $ 3,606,580    $(6,921,677)    $ (3,314,097)
                              =========    ==========    ========     ===========   ===========    ============    =============

Balance, September 30, 2004   1,000,000    $    1,000           -     $       -     $ 3,606,580    $(7,459,703)    $ (3,852,123)

Net loss                              -             -           -             -               -       (220,674)        (220,674)
                              ---------    ----------    --------     -----------   -----------    ------------    -------------
Balance, June 30, 2005        1,000,000    $    1,000           -     $       -     $ 3,606,580    $(7,680,377)    $ (4,072,797)
                              =========    ==========    ========     ===========   ===========    ============    =============

The accompanying notes are an integral part of the condensed consolidated financial statements.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TEMPORARY EQUITY (UNAUDITED)
                FOR THE NINE MONTHS ENDED JUNE 30, 2005 AND 2004


                                                        Class A                      Additional
                         Common Stock                Common Stock                      Paid-In
                    Shares        Amount         Shares      Amount      Discount      Capital       Totals
                -------------   ----------     ---------   ----------   ----------   ----------    ----------

Balance,        1,937,566,046   $1,937,566     1,000,000   $    1,000   $(687,311)   $3,166,683     4,417,938
September 30,
2003

No activity                 -            -             -            -           -             -             -
                -------------   ----------     ---------   ----------   ----------   ----------    ----------

Balance, June   1,937,566,046   $1,937,566     1,000,000   $    1,000   $(687,311)   $3,166,683    $4,417,938
30, 2004        =============   ==========     =========   ==========   ==========   ==========    ==========


Balance,        1,937,566,046   $1,937,566     1,000,000   $    1,000   $(687,311)   $3,166,683     4,417,938
September 30,
2004

No activity                 -            -             -            -           -             -             -
                -------------   ----------     ---------   ----------   ----------   ----------    ----------

Balance, June   1,937,566,046   $1,937,566     1,000,000   $    1,000   $(687,311)   $3,166,683    $4,417,938
30, 2005        =============   ==========     =========   ==========   ==========   ==========    ==========


The accompanying notes are an integral part of the condensed consolidated financial statements.

             NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2005 AND 2004

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

            ADVERTISING

            Costs of advertising are expensed as incurred. Advertising costs were $0 and $3,247 for the nine months ended June 30, 2005 and 2004, respectively.

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

            The following is a reconciliation of the computation for basic and diluted EPS:

            Net Loss                                  $ (220,674)   $ (588,695)
                                                      -----------   -----------
            Weighted-average common shares outstanding
              (Basic)                                  1,000,000     1,000,000

            Weighted-average common stock equivalents:
              Stock options                                    -             -
              Warrants                                         -             -

            Weighted-average common shares outstanding
              (Diluted)                                1,000,000     1,000,000

            Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive.

            There are no options and warrants outstanding to purchase stock at June 30, 2005 and 2004.

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

            LOAN ORIGINATION FEES

            Represent fees in connection with obtaining mortgages on the various properties. Loan origination fees are written off over the life of the loan. Should the loan be paid off sooner prior to the full term of the loan, the remaining capitalized costs will be charged against income at that time. Amortization expense for the nine months ended June 30, 2005 and 2004 is $9,789 and $38,532, respectively.

            RECLASSIFICATIONS

            Certain amounts for the nine months ended June 30, 2004 have been reclassified to conform with the presentation of the June 30, 2005 amounts. The reclassifications have no effect on net income for the nine months ended June 30, 2004.

NOTE 3 -    INVENTORY - REAL ESTATE HOLDINGS
            --------------------------------

            Inventory consists of residential single family homes held for resale and land held for development and is valued at the lower of cost or market value. Cost includes acquisition, renovation and carrying costs specifically identified with each unit.

            The Company follows SFAS 144 accounting for the impairment or disposal of long-lived assets. An impairment loss shall be recognized only if the carrying value of a long lived-asset (asset group) is not recoverable and exceeds its fair value. Since the Company's assets are not generating income, the fair value is determined and estimated by management and current market conditions, the amount at which the asset could be bought or sold in a current transaction between willing parties, that is other than a forced or liquidation sale.


NOTE 4-     MORTGAGES RECEIVABLE AND OTHER
            ------------------------------

            Represents amounts due from individuals who purchased property from the Company or amounts due from individuals the Company loaned money to in the form of mortgages. Amounts due at June 30, 2005 were $37,782.

NOTE 5-     FIXED ASSETS
            ------------

            Fixed assets consist of the following at June 30, 2005:

            Office Equipment and other         $ 30,968
            Vehicles                             31,509
                                               ---------
            Subtotal                             62,477
            Accumulated Depreciation            (43,309)
                                               ---------
            Total                              $ 19,168
                                               =========

            Depreciation expense was $8,445 and $9,193 for the nine months ended June 30, 2005 and 2004, respectively.

NOTE 6-     MORTGAGES AND NOTES PAYABLE
            ---------------------------

            Mortgages and notes payable consist of the following at June 30, 2005:

            The Company has various mortgages and construction loans payable aggregating $729,000 at June 30, 2005. These amounts are payable at various times ranging through June 30, 2005, bearing interest at various rates ranging from 5% through 7% per year. The mortgages and construction notes are secured by the land and buildings held for development by the Company.

NOTE 7-     CONVERTIBLE DEBENTURES PAYABLE
            ------------------------------

            The Company has convertible debentures outstanding at June 30, 2005 in the amount of $199,202. These debentures accrue interest at 8% per annum. These debentures matured along with the related interest at November 2004, however, no repayments or further conversions were made. The debentures are convertible at the discretion of the investors pursuant to the convertible debenture agreement.

            Interest expense for the nine months ended June 30, 2005 and 2004 relating to the debentures were $7,960 and $7,960, respectively.

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

NOTE 10-    TEMPORARY EQUITY
            ----------------

            The Company has recorded on its balance sheet as a temporary equity account for those securities issued that may not be in compliance with the registration provisions of Section 5 of the Securities Act of 1933, as amended and for the issuance of common stock issued above its authorized amount. All related amounts that were previously included in common stock and additional paid-in capital of the permanent stockholders' equity (deficit) section have been reclassified to temporary equity as their redemption may not be solely within the control of the issuer. Temporary equity at June 30, 2005 and 2004, were $4,417,938 and $4,417,938, respectively.
            Substantially all the shares issued in connection with the conversion of debentures have been reclassified as temporary equity.

NOTE 11-    STOCKHOLDERS' EQUITY (DEFICIT)
            ------------------------------

            As of June 30, 2005 and 2004, there were 1,000,000 shares authorized shares, and 1,000,000 shares validly issued and outstanding of the Company's common stock with a par value of $.001.

            The Company issued 843,265,695 shares of common stock for the three months ended December 31, 2001, and there have been no issuances of common stock since this time period. These shares are recorded in temporary equity (See Note 10). All of these shares were issued in excess of authorized limits.

            As of June 30, 2005 and 2004, there were 0 shares authorized and 0 shares issued and outstanding of the Company's Class A Voting common stock with a par value of $.001. (See Note 9).

NOTE 12-    INCOME TAXES

            There was no income tax benefit recognized at June 30, 2005 and 2004.

            The net deferred tax assets in the accompanying condensed consolidated balance sheet include benefit of utilizing net operating losses of approximately $7,680,377 (at June 30, 2005), however due to the uncertainty of utilizing the net operating losses, an offsetting valuation allowance has been established.

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

            On April 7, 2005, the Company entered into an Agreement for Purchase and Sale with Bay Harbor Island Associates, L.P. to sell the Bay Harbor property. The Agreement for Purchase and Sale provides that the Company will transfer fee simple title and all related interests in the property in exchange for $1.4 million. On August 3, 2005, the Company completed the transfer of the Bay Harbor property.

NOTE 14     SUBSEQUENT EVENT
            ----------------

            On August 5, 2005 the Company filed a definitive Information Statement on Schedule 14C. As set forth in the Information Statement, the board of directors of the Company has proposed the following actions which are expected to be approved by the Company's majority shareholders:

            1. To amend the Company's articles of incorporation to increase the number of authorized shares of common stock to 21 billion shares and accordingly increase the total number of authorized shares of all classes of stock the Company is authorized to issue.

            2. To amend the Company's articles of incorporation to create Class
               A common stock and to issue Class A common stock to Christopher Astrom.

            3. To amend the Company's articles of incorporation to change the par value of the Company's common stock.

            4. To amend the Company's articles of incorporation to effect a 1 for 300 reverse split of the Company's capital stock.

            5. To ratify past changes of the Company's name and approve an amendment to the Company's articles of incorporation to change the name of the Company to " National Realty and Mortgage, Inc."

            6. To amend the Company's articles of incorporation to create a class of preferred stock, and to adopt and approve amended and restated articles of incorporation

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

         o Pursuant to a letter agreement executed on November 15, 1994, Richard Astrom, the then-president of National Rehab Properties, Inc., a Florida corporation formed on October 1, 1993, purchased 200,000 of the 235,000 issued and outstanding shares of NRES Common Stock from the Company's then controlling shareholders. At this time the Company was authorized to issue 1 million shares of NRES Common Stock. On December 15, 1994, the Company's board of directors approved the 1994 Stock Split, giving Richard Astrom 400,000 of the issued and outstanding shares of NRES Common Stock.

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

         o Additionally, as a result of the conversion of the NRES Debentures into NRES Common Stock and the decrease in the price of NRES Common Stock, investors were entitled to more shares than authorized. As a result, the Company, as of May 13, 2005, has 1,938,566,046 shares of NRES Common Stock issued, which exceeds the number of authorized shares. Under the state law of Nevada, it may be possible that the transactions for shares in excess of the number of authorized shares will not be viewed as valid and the Company may be responsible for taking corrective action or compensating the shareholders.

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

         The Company has become licensed to extend credit as a mortgage lender, implemented an online appraisal service and has begun active efforts to locate potential borrowers, including increased advertising efforts and discussions with mortgage brokers. Although the Company has determined to develop its mortgage lending business, it has not discontinued its real estate development business. The Company plans to continue its real estate development business in tandem with its mortgage lending business to the extent appropriate development opportunities present themselves and become available to the Company. The Company has not hired additional personnel to engage in its mortgage lending business. As of June 30, 2005, the Company has approximately $37,000 outstanding in credit extended to borrowers.

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

BARCELONA APARTMENTS

         On this property, located in Miami, Florida and purchased in 2000, the Company intended to construct 70 rental apartments. On March 12, 2004, the Company completed the sale of the Barcelona Apartments and transferred title to the Barcelona Apartments to Salomon Yuken for $1,550,000 in cash. Mortgages and closing expenses totaled $1,166,796.79. A $100,000 deposit was previously paid to the Company by Salomon Yuken. Net proceeds totaled $285,849.57. The purchase price for the Barcelona Apartments was determined through arms-length negotiations. The transfer was made pursuant to the terms of a Special Warranty Deed dated March 12, 2004, by and between the Registrant and Salomon Yuken. The Barcelona property had a carrying value of $1,290,194 and $1,221,467 at, September 30, 2003 and 2002, respectively.

                               CURRENT OPERATIONS

OVERVIEW

         From 1999 until 2002, the Company's business focused on residential real estate development and building construction services, and in particular on acquiring properties suitable for development as multifamily housing or multiple unit single family development tracts. The property still held by the Company is described below in detail along with the status of each project. In 2004, the Company commenced operations as a mortgage lender. Although the Company has determined to develop its mortgage lending business, it has not discontinued its real estate development business. The Company plans to continue its real estate development business in tandem with its mortgage lending business to the extent appropriate development opportunities present themselves and become available to the Company. The Company has not hired additional personnel to engage in its mortgage lending business. As of June 30, 2005, the Company has approximately $37,000 outstanding in credit extended to borrowers.

RESIDENCES AT BAY HARBOR

         The Bay Harbor property, located on Bay Harbor Island, Florida, was purchased by the Company in 2000, for $850,000. The Company intended to construct a 15-story, 60 unit apartment building on the Bay Harbor property and intended for Encore Builders to handle the construction. Immediately after closing the acquisition of the land, the Company applied for a building permit, but the permit was not obtained due to various neighborhood objections to construction. The initial business plan called for the building to be sold as a condominium project for $18 million, with construction costs at approximately $12 million. Due to the Company's relations with Encore Builders and the difficulties with the building permit, the Company chose not to construct the building and instead, on December 17, 2001, chose to resell the land for $2.2 million to Dennis Almandares, an independent third party. The transaction contemplated by this agreement did not close, and the Company subsequently entered into a purchase and sale agreement dated as of May 20, 2002 to sell this property to Gateway Mortgage Bankers, Inc. for $2.3 million. The Company expected to close this transaction in September 2002 or upon the issuance of a building permit by the city building department for a 15-story building but was unable to obtain the required building permit. Subsequently, the Company filed a complaint against the Town of Bay Harbor. At a hearing on June 30, 2004, the Circuit Court granted the Town of Bay Harbor's motion for summary judgment. The Company has no plans to appeal the ruling. As of June 30, 2005 this property was subject to an outstanding mortgage in the amount of approximately $705,000.

         On April 7, 2005, the Company entered into an Agreement for Purchase and Sale (the "BAY HARBOR AGREEMENT") with Bay Harbor Island Associates, L.P. to sell the Bay Harbor property. The Bay Harbor Agreement provided that the Company would transfer fee simple title and all related interests in the property in exchange for $1.4 million. The transaction was subject to a 30 day inspection period and was scheduled to close on August 5, 2005 (subject to the right of Bay Harbor Island Associates, L.P. to advance the closing date upon notice to the Company). The Bay Harbor Agreement contained representations, warranties and conditions customary for a transaction of this type. On August 3, 2005, the Company completed the sale of the Bay Harbor Property and transferred title to Bay Harbor Island Associates, L.P. in exchange for $1,297,183.38 in cash and the release of an aggregate of $140,000 which had been previously placed in escrow. Net proceeds totaled $696,820.33 and the satisfaction of outstanding mortgages and other expenses totaled $734,489.67. The Company was also reimbursed $31,310 pursuant to the Bay Harbor Agreement. The purchase price for the Bay Harbor property was determined through arms-length negotiations. The Bay Harbor property had a carrying value of $1,756,037 and $1,300,000 at June 30, 2004 and 2005, respectively.

RESULTS OF OPERATIONS

         THE FOLLOWING IS A DISCUSSION OF THE CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY FOR THE PERIOD ENDED JUNE 30, 2005 AND 2004, WHICH SHOULD BE READ IN CONJUNCTION WITH, AND IS QUALIFIED IN ITS ENTIRETY BY, THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

         For the nine months ending June 30, 2004, the Company incurred a net loss of $588,695, compared to a net loss of $220,674 for the comparable 2005 period. This approximate 63% decrease is largely due to the fact that professional fees and compensation expense was reduced by more than $416,000 due to the Company's reduced operations.

RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDING JUNE 30, 2005 AND JUNE 30, 2004

REVENUES

         Total revenues were $3,586 for the three months ending June 30, 2004, as compared to no revenues for the three months ending June 30, 2005. This decrease is due to the fact that the Company no longer receives rental income from a property the Company has since disposed of and the fact that the Company did not dispose of any of its properties in the period ending June 30, 2005.

OPERATING EXPENSES

         PROFESSIONAL FEES AND COMPENSATION EXPENSES

         Professional fees and compensation expenses totaled $74,829 and $23,187 for the three months ended June 30, 2004 and 2005, respectively. This 69% decrease was mainly due to decreased activity in the Company's real estate business and the resolution of litigation matters.

         TRAVEL AND AUTOMOBILE EXPENSES

         Travel and automobile expenses totaled $16,928 and $0 for the three months ended June 30, 2004 and 2005, respectively. This decrease was due to the disposition of a major capital asset of the Company, a rental property, during 2004 and the resulting decreasing travel burden on the Company's management team.

         REAL ESTATE TAXES AND PROPERTY INSURANCE

         Real estate taxes and property insurance totaled $5,523 and $408 for the three months ended June 30, 2004 and 2005, respectively. This 93% decrease was due to the fact that the Company's held only one property.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDING JUNE 30, 2005 AND JUNE 30, 2004

REVENUES

         Total revenues were $1,660,120 for the nine months ending June 30, 2004, as compared to $2,800 for the nine months ending June 30, 2005. This decrease is due to the fact that the Company disposed of one of its remaining two properties in the 2004 period and made no disposition in the 2005 period.

OPERATING EXPENSES

         PROFESSIONAL FEES AND COMPENSATION EXPENSES

         Professional fees and compensation expenses totaled $546,436 and $130,344 for the nine months ended June 30, 2004 and 2005, respectively. This 76% decrease was mainly due to decreased activity in the Company's real estate business and the resolution of litigation matters.

         TRAVEL AND AUTOMOBILE EXPENSES

         Travel and automobile expenses totaled $60,341 and $15,368 for the nine months ended June 30, 2004 and 2005, respectively. This 76% decrease was due to the disposition of a major capital asset of the Company, a rental property, during 2004 and the resulting decreasing travel burden on the Company's management team.

         REAL ESTATE TAXES AND PROPERTY INSURANCE

         Real estate taxes and property insurance totaled $21,097 and $2,606 for the nine months ended June 30, 2004 and 2005, respectively. This 87% decrease was due to the fact that the Company's held only one property.

LIQUIDITY AND CAPITAL RESOURCES

         To date, the Company has financed its operations primarily through mortgage debt and the issuance of NRES Debentures. At June 30, 2005, the Company had $23,299 in cash and cash equivalents, a decrease of $34,314 from June 30, 2004. The Company made no acquisitions of real estate either in the period ending June 30, 2004, or 2005. The Company plans to seek additional means of funding after the Company is satisfied that it has satisfactorily satisfied its outstanding legal concerns. See "Risk Factors." The Company has no plans to issue additional NRES Debentures for any amounts not yet received and has no plans to permit outstanding NRES Debentures to be converted.

         The Company used $147,464 in investing activities during the nine months ending June 30, 2004, as compared to $43,443 provided by investing activities during the nine months ending June 30, 2005. This increase in cash provided is primarily due to a collection of loan receivables.

         The Company had net cash flow of $566,562 from operating activities for the nine months ending June 30, 2004 as compared to a negative net cash flow of $12,362 from operating activities for the nine months ending June 30, 2005. The decrease in net cash flow from operating activities is primarily attributable to the Company's disposal of one of its remaining two properties in the 2004 period. Net cash used in financing activities was $1,156,200 for the nine months ending June 30, 2004 as compared to $32,802 used in the nine months ending June 30, 2005. The decrease in net cash used in financing activities is attributable to the payment and satisfaction of mortgages when a property was sold.

         The Company had stockholders' deficit of $4,072,797 at June 30, 2005 as compared to $3,314,097 at June 30, 2004. The Company's determination that it has issued shares in excess of its authorized amount resulted in the Company's determination to continue to classify all shares issued in excess of 1 million as temporary equity.

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

         The Company's ability to rely on exemptions from the registration requirements of Section 5 of the Securities Act relating to the issuance, exchange and conversion of the debentures has been called into question. It appears the Company may have violated Section 5. The ramifications of this may entail a possible rescission offer to the shareholders affected within the past year. Section 13 of the Securities Act provides that no action shall be maintained for offering or selling securities in violation of Section 5 unless that action is brought within one year of the date of the violation. Over a year has passed from the initial placement of the NRES Debentures and from the conversion of the NRES Debentures issued. As of the date of this report, there have been no actions filed against the Company based upon a violation of Section
5. Because the statute of limitations has run, it is unlikely that these holders of NRES Common Stock will file an action against the Company. However, any such action maintained against the Company could have a substantial impact on the Company's liquidity. As such, the Company could not afford to offer rescission. If a court were to determine that rescission rights existed, the Company might be compelled to seek bankruptcy protection.

OUTLOOK

         The Company invested substantial funds in its previous projects, but only realized material profits from these projects upon the sale of the real estate. With the completion of the sale of the Bay Harbor property on August 3, 2005, the Company has disposed of its last remaining property. The Company estimates the general overhead costs necessary to sustain its existence (excluding expenses related newly commenced mortgage business) to be $65,000 per month. [UPDATE NUMBER?]

         Currently, the Company is using its available cash on hand as resources to begin its mortgage business. Much of these funds were derived from the Company's recent sales of its real property holdings.

         On August 5, 2005, the Company filed a definitive Information Statement on Schedule 14C with the SEC and mailed the Information Statement to its shareholders. The board of directors of the Company proposed the following actions which are expected to be approved by the Company's majority shareholders:

         o To amend the Company's articles of incorporation to increase the number of authorized shares of common stock to 21 billion shares and accordingly increase the total number of authorized shares of all classes of stock the Company is authorized to issue.

         o To amend the Company's articles of incorporation to create Class A common stock and to issue Class A common stock to Christopher Astrom.

         o To amend the Company's articles of incorporation to change the par value of the Company's common stock.

         o To amend the Company's articles of incorporation to effect a 1 for 300 reverse split of the Company's capital stock.

         o To ratify past changes of the Company's name and approve an amendment to the Company's articles of incorporation to change the name of the Company to " National Realty and Mortgage, Inc."

         o To amend the Company's articles of incorporation to create a class of preferred stock, and to adopt and approve amended and restated articles of incorporation

         Once shareholder approval has been obtained and the changes to the capital structure of the Company have been effected, the Company intends to enter into a financing agreement with an as of yet unidentified third party to generate cash to broaden its mortgage lending business. The Company currently has no third party funding source for loans it originates. The Company intends both to originate and service loans.

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

         It has come to the Company's attention that, as a result of the conversion of the debentures issued by the Company into NRES Common Stock, coupled with the decrease in the trading price of NRES Common Stock, investors were entitled to more shares of NRES Common Stock than is authorized under the Company's Articles of Incorporation. As a result, as of August 12, 2005, the Company has 1,938,566,046 shares of NRES Common Stock issued, which exceeds the number of shares authorized. As stated above, the Company believes the holders of a majority of the Company's validly issued and outstanding shares and the board of directors can cure and ratify the overissuances of stock. If this cannot be accomplished, the Company may be liable to the holders of the NRES Common Stock issued in excess of the authorized amount in an amount equal to 1,937,566,046 shares (the number of shares issued in excess of the amount authorized) multiplied by the price each such share was issued for (which ranged from approximately $.0001 to $5.4 per share). The overissuance, together with the Company's inability to increase its authorized number of shares, has eliminated the Company's ability to raise capital through issuances of publicly registered securities. The Company believes it will not be able to continue trading NRES Common Stock or increase its capital resources through selling publicly registered securities until the overissuance is cured and the Company increases the authorized number of shares of NRES Common Stock. The Company's officers and directors may also have violated other provisions of Nevada law with respect to the duties of officers and directors to the Company and by not having sufficient shares available upon the conversion of debentures issued by the Company.

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

OFF-BALANCE SHEET TRANSACTIONS

The Company has no off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities.

RISK FACTORS

         IN ADDITION TO OTHER INFORMATION IN THIS REPORT, YOU SHOULD CONSIDER THE FOLLOWING RISK FACTORS CAREFULLY. THESE RISKS MAY IMPAIR THE COMPANY'S OPERATING RESULTS AND BUSINESS PROSPECTS AS WELL AS THE MARKET PRICE OF THE COMPANY'S COMMON STOCK.

RISKS RELATED TO LEGAL UNCERTAINTIES

         THE COMPANY BELIEVES IT HAS VIOLATED NEVADA CORPORATE LAW

         At the time of its incorporation, the Company had 1 million shares of its common stock authorized. Since that time, the Company believed it had effected the 1994 Stock Split, the 1999 Reverse Stock Split, the 40 Million Share Increase, the 250 Million Share Increase, the 750 Million Share Increase and the 1.5 Billion Share Increase. These changes in capital structure appear to have not been validly adopted by the Company's board of directors, approved by the Company's shareholders or filed with the Secretary of State of the State of Nevada, as required by the laws of the State of Nevada. As such, it appears the Company currently has only 1 million shares of NRES Common Stock authorized, and the majority of the validly issued shares are held by Richard and Pamela Astrom as tenants by the entireties. The Company believes a majority of the Company's validly issued and outstanding shares and the board of directors, can cure and ratify the overissuances of stock and the aforementioned changes in capital structure. Until that time, the Company may be liable to the holders of the NRES Common Stock issued in excess of the authorized amount. The Company also believes the issuance of Class A common stock to Christopher Astrom was not authorized as an amendment to the Company's Articles of Incorporation was never filed with the Secretary of State of the State of Nevada. The Company believes the recipient of the unauthorized shares, Christopher Astrom, may have a claim against the Company for damages, but it is unlikely that Christopher Astrom will file a claim against the Company as he is an officer, director and principal shareholder of the Company. Also, as discussed below, the Company's board of directors and the holders of a majority of its validly issued shares intend to authorize the creation of Class A common stock and issue shares to Christopher Astrom.

         It has come to the Company's attention that, as a result of the conversion of the debentures issued by the Company into NRES Common Stock, coupled with the decrease in the trading price of NRES Common Stock, investors were entitled to more shares of NRES Common Stock than is authorized under the Company's Articles of Incorporation. As a result, as of August 12, 2005, the Company has 1,938,566,046 shares of NRES Common Stock issued, which exceeds the number of shares authorized. As stated above, the Company believes the holders of a majority of the Company's validly issued and outstanding shares and the board of directors can cure and ratify the overissuances of stock. If this cannot be accomplished, the Company may be liable to the holders of the NRES Common Stock issued in excess of the authorized amount in an amount equal to 1,937,566,046 shares (the number of shares issued in excess of the amount authorized) multiplied by the price each such share was issued for (which ranged from approximately $.0001 to $5.4 per share). These holders can demand the issuance of the shares in excess of the Company's authorized amount be rescinded, causing the Company to purchase the shares at the price at which they were sold. The overissuance, together with the Company's inability to increase its authorized number of shares, has eliminated the Company's ability to raise capital through issuances of publicly registered securities. The Company believes it will not be able to continue trading NRES Common Stock or increase its capital resources through selling publicly registered securities until the overissuance is cured and the Company increases the authorized number of shares of NRES Common Stock. The Company's officers and directors may have also violated their fiduciary duties to the Company by permitting the Company to issue shares in excess of its authorized amount and by not having sufficient shares available upon the conversion of the debentures issued by the Company.

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

         THE COMPANY MAY NOT BE ABLE TO RAISE ADDITIONAL CAPITAL

         The Company plans to seek shareholder approval to cure and ratify the Capital Changes as described in the definitive Information Statement on Schedule 14C filed with the SEC and sent to the Company's shareholders on August 5, 2005. Pending resolution of this matter, the Company will not be able to realize any proceeds from the sale of the NRES Debentures, other debt, or equity (other than from the purchase and sale of properties and proceeds from mortgages on properties). Even if the Company were able to increase its authorized capital, there can be no assurance that the Company will be able to raise additional capital on a debt or equity basis, or to obtain mortgage financing, to complete any of its projects under development (should they be completed), or land purchased for resale or development at a profit.

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

ITEM 2 CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

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

Date:  August 22, 2005                  NATIONAL RESIDENTIAL PROPERTIES, INC.


                                        By:  /s/ RICHARD ASTROM
                                        Richard Astrom
                                        President, Chief Executive Officer
                                        and Director

Date:  August 22, 2005                  By:  /s/ CHRISTOPHER ASTROM
                                        Christopher Astrom
                                        Vice President, Chief Financial Officer,
                                        Secretary and Director