Form 10KSB
period 2005-09-30
NATIONAL REALTY & MORTGAGE INC
filed 2006-01-13
CIK 1096840

ANNUAL REPORT

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2005

                         Commission File Number 0-27159

                       NATIONAL REALTY AND MORTGAGE, INC.
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

       SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT: None

      SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE EXCHANGE ACT:
                        Common Stock $.0000001 par value
                                (Title of class)

         Check whether the issuer is not required to file reports pursuant to
 Section 13 or 15(d) of the Exchange Act. [ ]

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No |_|

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) [ ]

         Issuer's revenues for its most recent fiscal year:  $1,407,800.

         The aggregate market value of voting stock held by non-affiliates of the registrant as of January 6, 2006 was $64,002.51 (based on the last reported sale price of $0.01 per share on January 6, 2006).

         The number of shares of the registrant's common stock outstanding as of January 6, 2006 was 6,462,895 shares of common stock and 666,667 shares of Class A common stock.

                                TABLE OF CONTENTS

PART I....................................................................... 1

    ITEM 1.  BUSINESS........................................................ 2

    ITEM 2.  PROPERTIES...................................................... 9

    ITEM 3.  LEGAL PROCEEDINGS............................................... 10

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............. 10

PART II...................................................................... 11

    ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS............................................. 11

    ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION....... 12

    ITEM 7.  FINANCIAL STATEMENTS............................................ 15

    ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE........................................ 30

    ITEM 8A. CONTROLS AND PROCEDURES......................................... 30

    ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
             PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT...... 31

    ITEM 10. EXECUTIVE COMPENSATION.......................................... 32

    ITEM 11. SECURITY OWNERSHIP OF CERTAIN  BENEFICIAL OWNERS AND
             MANAGEMENT AND RELATED STOCKHOLDER MATTERS...................... 33

    ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................. 34

    ITEM 13. EXHIBITS........................................................ 34

    ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.......................... 35

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

                                     PART I

BACKGROUND CAPITALIZATION INFORMATION

         The Company's original Articles of Incorporation (the "ARTICLES") authorized the Company to issue 1 million shares of the Company's common stock ("NRMG COMMON STOCK"). After its incorporation, the following events occurred:
(i) in December 1994, the Company attempted to effect a 2 for 1 stock split (the "1994 STOCK SPLIT"); (ii) in January 1999, the Company attempted to effect a 1 for 10 reverse stock split (the "1999 REVERSE STOCK SPLIT"); (iii) between the date of its incorporation and January 2001, the Company believed it increased the number of shares it was authorized to issue from 1 million to 40 million shares of NRMG Common Stock (the "40 MILLION SHARE INCREASE"); (iv) in October 2000, the Company attempted to increase the number of shares the Company was authorized to issue from 40 million to 250 million shares of NRMG Common Stock (the "250 MILLION SHARE INCREASE"); (v) in January 2001, the Company attempted to increase the number of shares it was authorized to issue from 250 million to 750 million shares of NRMG Common Stock and effected a 3 for 1 stock split (the "750 MILLION SHARE INCREASE"); and (vi) in June 2001, the Company attempted to increase the number of shares it was authorized to issue from 750 million to 1.5 billion shares of NRMG Common Stock (the "1.5 BILLION SHARE INCREASE", and together with the 1994 Stock Split, the 1999 Reverse Stock Split, the 40 Million Share Increase, the 250 Million Share Increase and the 750 Million Share Increase, the "CAPITAL CHANGES"). The Company has since determined that some or all of the Capital Changes were not validly adopted by the Company's board of directors, approved by the Company's shareholders or filed with the Secretary of State of the State of Nevada as required by the laws of the State of Nevada. As a result, it appears the Company was never authorized to issue more than 1 million shares of NRMG Common Stock. Until November 17, 2005, (as described in more detail below) all shares of NRMG Common Stock issued in excess of 1 million shares appeared to have been issued in excess of the authorized amount.

         Given the foregoing, the Company attempted to determine the majority owners of the validly issued shares of NRMG Common Stock. The Company discovered that Richard Astrom and Pamela Gay Astrom, tenants by the entireties, were issued a substantial block of shares shortly after the Company merged with National Rehab Properties, Inc. in 1995. These shares consisted of the majority of the Company's validly issued outstanding shares. After their initial issuance, approximately 22% of these shares were transferred by Mr. and Mrs. Astrom to their family members, and were then resold into the public market. While Mr. and Mrs. Astrom did transfer these shares, the Company's assumption is that, because the shares are largely fungible, the shares transferred by Mr. and Mrs. Astrom were those issued in excess of the Company's authorized amount. If the Company was incorrect in this assumption, Mr. and Mrs. Astrom would not have been the owners of a majority of the Company's validly issued shares. The Company's former transfer agent's records show that the remainder of these shares (including those shares the Company assumes were validly issued) were still held by Richard and Pamela Astrom, as tenants by the entireties, when the Company's former transfer agent and the Company severed relations. The Company's current transfer agent's records confirm that these shares can be traced from that time to the present, as they are still held by Richard and Pamela Astrom, as tenants by the entireties, and have not been sold or otherwise transferred. As such, Richard Astrom and Pamela Gay Astrom, as tenants by the entireties, appeared to hold a majority of the validly issued shares of NRMG Common Stock.

         After making the aforementioned factual findings, the Company proceeded to retain local counsel in the State of Nevada to determine the effect of the invalidity of some or all of the Capital Changes and to confirm the foregoing analysis under Nevada law. Based on the Company's discussions with Nevada counsel and the assumption that the shares transferred to Mr. and Mrs. Astrom's family members described above included only those shares that were issued in excess of the Company's authorized amount, the Company determined that Richard and Pamela Astrom could amend the Company's articles of incorporation to increase the Company's authorized shares of common stock. The Company also believed that the issuance of NRMG Common Stock in excess of the authorized amount could be cured by the Company's board of directors.

         On September 20, 2005, the Company filed a revised information statement on Schedule 14C with the Securities and Exchange Commission (the "SEC") relating to shareholder approval of the following proposals:

              1. To amend the Company's articles of incorporation to increase the number of authorized shares of common stock to 9 billion shares and accordingly increase the total number of authorized shares of all classes of stock the Company is authorized to issue.

              2. To amend the Company's articles of incorporation to create Class A common stock and to issue Class A common stock to Christopher Astrom.

              3. To amend the Company's articles of incorporation to change the par value of the Company's common stock to $.0000001 per share.

              4. To amend the Company's articles of incorporation to effect a 1 for 300 reverse split of the Company's capital stock.

              5. To ratify past changes of the Company's name and approve an amendment to the Company's articles of incorporation to change the name of the Company to "National Realty and Mortgage, Inc."

              6. To amend the Company's articles of incorporation to create a class of preferred stock, and to adopt and approve amended and restated articles of incorporation.

         The shareholders owning a majority of the validly issued and then outstanding NRMG Common Stock then adopted and approved these proposals. On October 17, 2005, the Company filed Amended and Restated Articles of Incorporation incorporating the changes discussed in (1), (2), (3), (5) and (6) above with the Nevada Secretary of State. On November 19, 2005, the Company's board of directors ratified the Capital Changes. On December 19, 2005, the Company effected a reverse stock split of the shares of the Company's capital stock, whereby every 300 shares of capital stock were combined and converted into one share of capital stock and the Company's common stock began to trade on a split-adjusted basis (the "2005 REVERSE STOCK SPLIT"). The record date for the 2005 Reverse Stock Split was December 6, 2005. As of December 6, 2005, there were 1,938,566,046 shares of common stock issued and outstanding and 200 million shares of Class A common stock issued and outstanding. The number of shares of common stock and Class A common stock issued and outstanding, or held as treasury shares was reduced to a number approximately equal to the number of shares of common stock or Class A common stock, respectively, issued and outstanding, or held as treasury shares, immediately prior to the effectiveness of the reverse split, divided by 300 (except that the Company did not issue fractional shares in connection with the 2005 Reverse Stock Split and instead, any fractional share that resulted from the 2005 Reverse Stock Split was rounded up to the next whole share). As of January 6, 2006, there were 6,462,895 shares of common stock issued and outstanding and 666,667 shares of Class A common stock issued and outstanding.

ITEM 1.  BUSINESS

OVERVIEW

     o National Realty and Mortgage, Inc. was incorporated on October 18, 1971, in the State of Nevada under the name of Mister Las Vegas, Inc. At the time of its incorporation, the Company was authorized to issue 1 million shares of its common stock.

     o Pursuant to a letter agreement executed on November 15, 1994, Richard Astrom, the then-president of National Rehab Properties, Inc., a Florida corporation formed on October 1, 1993, purchased 200,000 of the 235,000 issued and outstanding shares of NRMG Common Stock from the Company's then controlling shareholders. At this time the Company was authorized to issue 1 million shares of NRMG Common Stock. On December 15, 1994, the Company's board of directors approved the 1994 Stock Split, giving Richard Astrom 400,000 of the issued and outstanding shares of NRMG Common Stock.

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

     o On June 17, 1999, pursuant to a joint action by written consent of the Company's shareholders and board of directors, the Company was given the authority to amend its articles of incorporation to authorize 2 million shares of Class A common stock and to issue 1 million shares of its newly authorized Class A common stock to Christopher Astrom.

     o In April 2000, the Company acquired 80% of Encore Services, Inc. ("ENCORE SERVICES"). Encore Services served as the Company's general construction contractor, but was subsequently replaced by Encore Builders, Inc. ("ENCORE BUILDERS`"), a former subsidiary (through March 21, 2002) of Capital Solutions I, Inc., formerly Vacation Ownership Marketing, Inc. Capital Solutions I, Inc. ("CAPITAL SOLUTIONS I") is an affiliate of the Company. Encore Builders was the general construction contractor for the Company's Conquistador Plaza project in Miami, Florida. Since the time Encore Builders replaced Encore Services as the general construction contractor of the Company's Conquistador Plaza project, to the time the Company severed its relationship with Encore Services in March 2002, Encore Services has been inactive.

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

     o In January 2001, the Company attempted to effect the 750 Million Share Increase.

     o On April 12, 2001, the Company's wholly-owned subsidiary, Connecticut Acquisition Corp. No. 1 ("CONNECTICUT ACQUISITION") obtained a loan from accredited investors evidenced by its 8% Series A Senior Subordinated Convertible Redeemable Debentures due April 12, 2003 (the "CONNECTICUT ACQUISITION DEBENTURES"), which were convertible from time to time into shares of Connecticut Acquisition's Class A common stock. On May 8, 2001, Connecticut Acquisition merged with and into the Company, with the Company remaining as the surviving entity. As a result, all rights and obligations of Connecticut Acquisition inured to the benefit of and became binding upon the Company. Pursuant to the merger, the Connecticut Acquisition Debentures were surrendered and canceled, and new debentures, identical to the Connecticut Acquisition Debentures (the "NRMG CONNECTICUT DEBENTURES"), but convertible into authorized and unissued shares of NRMG Common Stock, were issued by the Company to the holders of the Connecticut Acquisition Debentures.

     o In June 2001, the Company filed a Certificate of Amendment with the Secretary of State of the State of Nevada attempting to effect the 1.5 Billion Share Increase.

     o On October 17, 2001, the Company's wholly-owned subsidiary, DC Power Products Acquisition Corp. ("DC POWER"), a Florida corporation, obtained a loan from accredited investors evidenced by its 8% Series A Senior Subordinated Convertible Redeemable Debentures due October 17, 2003 (the "DC POWER DEBENTURES"), which were convertible from time to time into shares of DC Power's common stock. On November 1, 2001, DC Power merged with and into the Company with the Company remaining as the surviving entity. As a result, all rights and obligations of DC Power inured to the benefit of and became binding upon the Company. Pursuant to the merger, the DC Power Debentures were surrendered and canceled, and new debentures, identical to the DC Power Debentures (the "NRMG DC POWER DEBENTURES" and together with the NRMG Connecticut Debentures, the "NRMG DEBENTURES"), but convertible into authorized and unissued shares of NRMG Common Stock, were issued by the Company to the holders of the DC Power Debentures. At this time, the Articles, as amended, provided that the Company was authorized to issue up to 1.5 billion shares of NRMG Common Stock. However, the Company concluded that the 1994 Stock Split, the 1999 Reverse Stock Split, the 40 Million Share Increase, the 250 Million Share Increase, the 750 Million Share Increase and the 1.5 Billion Share Increase may not have been validly adopted by the Company's board of directors, approved by the Company's shareholders or filed with the Secretary of State of the State of Nevada, as required by the laws of the State of Nevada.

     o The Company believed it had only 1 million shares of NRMG Common Stock authorized, a majority of which was owned by Richard and Pamela Gay Astrom, as tenants by the entireties. Additionally, as a result of the conversion of the NRMG Debentures into NRMG Common Stock and the decrease in the price of NRMG Common Stock, investors were entitled to more shares than authorized. As a result, the Company, had 1,938,566,046 shares of NRMG Common Stock issued, which exceeded the number of authorized shares. Under the laws of the State of Nevada, it may be possible that the transactions for shares in excess of the number of authorized shares will not be viewed as valid and the Company may be responsible for taking corrective action or compensating the shareholders.

     o On September 20, 2005, the Company filed a revised information statement on Schedule 14C with the SEC relating to shareholder approval of the following proposals: (i) to amend the Company's articles of incorporation to increase the number of authorized shares of common stock to 9 billion shares and accordingly increase the total number of authorized shares of all classes of stock the Company is authorized to issue; (ii) to amend the Company's articles of incorporation to create Class A common stock and to issue Class A common stock to Christopher Astrom; (iii) to amend the Company's articles of incorporation to change the par value of the Company's common stock to $.0000001 per share; (iv) to amend the Company's articles of incorporation to effect a 1 for 300 reverse split of the Company's capital stock; (v) to ratify past changes of the Company's name and approve an amendment to the Company's articles of incorporation to change the name of the Company to "National Realty and Mortgage, Inc." and (vi) to amend the Company's articles of incorporation to create a class of preferred stock, and to adopt and approve amended and restated articles of incorporation. Shareholders owning a majority of the Company's validly issued and then outstanding NRMG Common Stock then adopted and approved the proposals set forth in the revised information statement on Schedule 14C.

     o On October 17, 2005, the Company filed Amended and Restated Articles of Incorporation which: (i) changed the name of the Company to National Realty and Mortgage, Inc. (the "NATIONAL REALTY NAME CHANGE"), (ii) created Class A common stock, (iii) created a class of preferred stock,
         (iv) increased the number of authorized shares of common stock to 9,000,000,000 and accordingly increased the number of shares of all classes of stock that the Company is authorized to issue and (v) changed the par value of the Company's common stock to $.0000001 per share.

     o On November 15, 2005, the Company issued 200 million shares of its newly authorized Class A common stock, par value $.0000001 per share, to Christopher Astrom.

     o On November 17, 2005, the Company's board of directors ratified the Capital Changes.

     o On December 19, 2005, the Company effected the 2005 Reverse Stock Split whereby every 300 shares of capital stock were combined and converted into one share of capital stock and the Company's common stock began to trade on a split-adjusted basis. The record date for the 2005 Reverse Stock Split was December 6, 2005. As of December 6, 2005, there were 1,938,566,046 shares of common stock issued and outstanding and 200 million shares of Class A common stock issued and outstanding. The number of shares of common stock and Class A common stock issued and outstanding, or held as treasury shares was reduced to a number approximately equal to the number of shares of common stock or Class A common stock, respectively, issued and outstanding, or held as treasury shares, immediately prior to the effectiveness of the reverse split, divided by 300 (except that the Company did not issue fractional shares in connection with the 2005

         Reverse Stock Split and instead, any fractional share that resulted from the 2005 Reverse Stock Split was rounded up to the next whole share). As of January 6, 2006, there were 6,462,895 shares of common stock issued and outstanding and 666,667 shares of Class A common stock issued and outstanding.

OPERATING HISTORY

From 1993 until 1999, the Company's business concentrated on investing in and revitalizing single family homes in established older residential neighborhoods in urban areas. The Company either bought single unit vacant properties and built single family homes on them, or bought abandoned homes which the Company then renovated and sold. During 1999, while retaining its efforts in the renovation of urban single family homes as one aspect of its business, the Company entered a second phase of business - the development, construction and ownership of multifamily housing projects. In its 2004 fiscal year, the Company commenced operations as a mortgage lender.

The Company has become licensed to extend credit as a mortgage lender, implemented an online appraisal service and has begun active efforts to locate potential borrowers, including increased advertising efforts and discussions with mortgage brokers. Although the Company has determined to develop its mortgage lending business, it has not discontinued its real estate development business. The Company plans to continue its real estate development business in tandem with its mortgage lending business to the extent appropriate development opportunities present themselves and become available to the Company. The Company has not hired additional personnel to engage in its mortgage lending business. As of September 30, 2005, the Company has approximately $37,482 outstanding in credit extended to borrowers.

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

         On May 8, 2001, following the acquisition of the Hebron Parcel by Connecticut Acquisition, Connecticut Acquisition merged with and into the Company. As a result of the Merger, (a) the rights and obligations of Connecticut Acquisition with respect to the land development agreement inured to the benefit of and became binding upon the Company, and (b) the Connecticut Acquisition Debentures were surrendered and canceled and the NRMG Connecticut Debentures, which were convertible into NRMG Common Stock, were issued by the Company to the holders of the Connecticut Acquisition Debentures.

         In 2001, the Company sold all the rights, title and interest in (i) the Hebron Parcel and (ii) contracts to purchase certain parcels of real property in Watertown, New Milford, Granby and East Windsor, Connecticut to Senior Adult Lifestyle, Inc., a subsidiary of Genesis Capital Corporation of Nevada ("GENESIS"), which may be deemed an affiliate of the Company.

CONQUISTADOR PLAZA

         In April 2000, the Company acquired 80% of the outstanding shares of Encore Services, a general construction contractor. The remaining shares were held by Braulio Gutierrez who, until March 2002, was a director of the Company as well as a director and officer of Capital Solutions I.

         Encore Builders, a subsidiary of Capital Solutions I whose president was a director of the Company, was the primary construction company responsible for construction projects at the Company's properties. However, the first of these projects, the Conquistador Plaza project, was subject to substantial delays due to the inability of Encore Builders to meet completion schedules. The delays in construction caused the Company to commence financing construction loan interest from its own resources, rather than from construction loan proceeds, and to terminate Encore Builders as the project's contractor. In March 2002, the Company returned the shares of Encore Services.

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

         On August 2, 2002, Encore Builders filed suit against Conquistador Plaza in the Circuit Court of the Eleventh Judicial Circuit in Miami-Dade County, Florida seeking foreclosure of a mechanic's lien with respect to the Conquistador Plaza development. Encore Builders asserted Conquistador Plaza breached the January 30, 2001 construction contract between Encore Builders and Conquistador Plaza. Encore Builders asserted that $504,076.03 was due from Conquistador Plaza and sought damages with interest, costs and attorneys fees. Encore Builders was bonded by Mountbatten Surety Company, Inc. On August 26, 2003, the parties stipulated for a full settlement of all claims that existed amongst them. As part of the settlement, $55,000 was paid for the benefit of Encore Builders and $50,000 was paid to Mountbatten Surety Company, Inc.

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

The transaction contemplated by this agreement did not close, and the Company subsequently entered into a purchase and sale agreement dated as of May 20, 2002 to sell this property to Gateway Mortgage Bankers, Inc. for $2.3 million. The Company expected to close this transaction in September of 2002 or upon the issuance of a building permit by the city building department for a 15-story building but was unable to obtain the required building permit. Subsequently, the Company filed a complaint against the Town of Bay Harbor. On June 30, 2004, the Circuit Court granted the Town of Bay Harbor Island's summary judgment motion. The Company has no plans to appeal the ruling.

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

CURRENT OPERATIONS

         From 1999 until 2002, the Company's business focused on residential real estate development and building construction services, and in particular on acquiring properties suitable for development as multifamily housing or multiple unit single family development tracts. In its 2004 fiscal year, the Company commenced operations as a mortgage lender. Although the Company has determined to develop its mortgage lending business, it has not discontinued its real estate development business. The Company plans to continue its real estate development business in tandem with its mortgage lending business to the extent appropriate development opportunities present themselves and become available to the Company. The Company has not hired additional personnel to engage in its mortgage lending business. As of September 30, 2005, the Company has approximately $37,482 outstanding in credit extended to borrowers.

RISK FACTORS

         IN ADDITION TO OTHER INFORMATION IN THIS REPORT, YOU SHOULD CONSIDER THE FOLLOWING RISK FACTORS CAREFULLY. THESE RISKS MAY IMPAIR THE COMPANY'S OPERATING RESULTS AND BUSINESS PROSPECTS AS WELL AS THE MARKET PRICE OF THE COMPANY'S COMMON STOCK.

RISKS RELATED TO LEGAL UNCERTAINTIES

         THE COMPANY BELIEVES IT HAS VIOLATED NEVADA CORPORATE LAW

         At the time of its incorporation, the Company had 1 million shares of its common stock authorized. Since that time, the Company believed it had effected the 1994 Stock Split, the 1999 Reverse Stock Split, the 40 Million Share Increase, the 250 Million Share Increase, the 750 Million Share Increase and the 1.5 Billion Share Increase. These changes in capital structure appear to have not been validly adopted by the Company's board of directors, approved by the Company's shareholders or filed with the Secretary of State of the State of Nevada, as required by the laws of the State of Nevada. As such, as of September 30, 2005, it appeared that the Company had only 1 million shares of NRMG Common Stock authorized, and the majority of the validly issued shares were held by Richard and Pamela Astrom as tenants by the entireties. As of September 30, 2005, the Company believed a majority of the Company's validly issued and then outstanding shares and the board of directors could cure and ratify the overissuances of stock and the aforementioned changes in capital structure. Until that time, the Company believed it could be liable to the holders of the NRMG Common Stock issued in excess of the authorized amount. As of September 30, 2005, the Company also believed the issuance of Class A common stock to Christopher Astrom in 1999 was not authorized as an amendment to the Company's articles of incorporation was never filed with the

Secretary of State of the State of Nevada. As of September 30, 2005, the Company believed the recipient of the unauthorized shares, Christopher Astrom, could have a claim against the Company for damages, but thought it was unlikely that Christopher Astrom would file a claim against the Company as he is an officer, director and principal shareholder of the Company. Also, as discussed below, as of September 30, 2005, the Company's board of directors and the holders of a majority of its validly issued and then outstanding shares intended to authorize the creation of Class A common stock and issue shares to Christopher Astrom.

         It came to the Company's attention that, as a result of the conversion of the debentures issued by the Company into NRMG Common Stock, coupled with the decrease in the trading price of NRMG Common Stock, investors were entitled to more shares of NRMG Common Stock than were authorized under the Articles. As a result, as of September 30, 2005, the Company had 1,938,566,046 shares of NRMG Common Stock issued, which exceeded the number of shares authorized. As stated above, the Company believed the holders of a majority of the Company's validly issued and then outstanding shares (Richard and Pamela Astrom) and the board of directors could cure and ratify the overissuances of stock. If this could not be accomplished, the Company could have been liable to the holders of the NRMG Common Stock issued in excess of the authorized amount in an amount equal to 1,937,566,046 shares (the number of shares issued in excess of the amount authorized) multiplied by the price each such share was issued for (which ranged from approximately $.0001 to $5.4 per share). These holders could demand the issuance of the shares in excess of the Company's authorized amount be rescinded, causing the Company to purchase the shares at the price at which they were sold. The overissuance, together with the Company's inability to increase its authorized number of shares, eliminated the Company's ability to raise capital through issuances of publicly registered securities. As of September 30, 2005, the Company believed it would be unable to continue trading NRMG Common Stock or increase its capital resources through selling publicly registered securities until the overissuance is cured and the Company increases the authorized number of shares of NRMG Common Stock. The Company's officers and directors may have also violated their fiduciary duties to the Company by permitting the Company to issue shares in excess of its authorized amount and by not having sufficient shares available upon the conversion of the debentures issued by the Company.

         As of November 17, 2005, the Company's board of directors had cured and ratified the overissuances of stock. While it is unlikely that a shareholder would bring an action against the Company now that, as of November 17, 2005, the Company has ratified the overissuances of NRMG Common Stock, any such action maintained against the Company could have a substantial impact on the Company's liquidity and capital resources.

         THE COMPANY HAS VIOLATED SECTION 5 OF THE SECURITIES ACT.

         Section 5 of the Securities Act prohibits the public sale of securities absent an effective registration statement being filed with the SEC, unless an exemption from registration applies. All shares of NRMG Common Stock issued upon conversion of the NRMG Debentures were sold by holders of the NRMG Debentures following conversion. This occurred during the period beginning on May 16, 2001 and ending on July 13, 2001 for the NRMG Connecticut Debentures and beginning on November 5, 2001 and ending on August 2, 2002 for the NRMG DC Power Debentures. In October 2000, the Company issued debentures pursuant to a merger with 2217 Acquisition Inc., a Nevada corporation. These debentures were also converted into NRMG Common Stock. These transactions were performed in a manner thought to be exempt from the registration requirements of Section 5 of the Securities Act. However, the requirements of the exemptions relied on do not appear to have been satisfied.

         As of the date of this report, the Company has not received $540,000 in additional proceeds from the sale of the NRMG DC Power Debentures and has $199,202 in NRMG DC Power Debentures outstanding. The Company has no plans to issue additional NRMG Debentures for any amounts not yet received and has no plans to permit outstanding NRMG Debentures to be converted.

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

As of September 30, 2005, these changes in capital structure do not appear to have been validly adopted by the Company's board of directors, approved by the Company's shareholders or filed with the Secretary of State of the State of Nevada, as required by the laws of the State of Nevada. The Company may have violated the federal proxy rules by either (i) not obtaining the requisite shareholder approval to effect these changes or (ii) not providing shareholders with an Information Statement on Schedule 14C.

         THE COMPANY MAY NOT BE ABLE TO RAISE ADDITIONAL CAPITAL

         Though the Company was able to increase its authorized capital to 10 billion shares on October 17, 2005, there can be no assurance that the Company will be able to raise additional capital on a debt or equity basis.

         THE COMPANY IS IN DEFAULT OF THE NRMG DEBENTURES

         The Company is in default under the terms of the NRMG Debentures because, among other things, the Company has no plans to register additional NRMG Common Stock to be issued upon conversion of the NRMG Debentures that are currently outstanding and has no plans to complete the issuance of the NRMG Debentures. Given the foregoing, the Company could face litigation by the holders of the NRMG Debentures seeking to enforce the Company's obligations thereunder. This would likely have a substantial negative effect on the Company's capital resources and would also negatively affect the Company's liquidity. The Company is currently working with the holders to reach a mutually satisfactory resolution.

OTHER RISKS

         THE COMPANY'S STOCK PRICE HAS DECLINED SIGNIFICANTLY AND MAY NOT
RECOVER

         The trading price of NRMG Common Stock has declined significantly since approximately October 2001. The market for NRMG Common Stock is essentially non-existent and there can be no assurance of a change in the immediate future.

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

ITEM 2.  PROPERTIES

         As of September 30, 2005, the Company did not own any real property. The Company plans to continue to develop its real estate business in tandem with its mortgage lending business to the extent appropriate development opportunities present themselves. The Company currently does not expect to generate additional revenues other than from its lending business unless and until it acquires additional property. The Company's investment policy with respect to real estate investments is to invest primarily in apartment complexes and to operate and finance these properties with proceeds from previous sales of property. The Company's policy with respect to real estate mortgages is to originate and service primarily first mortgages on single family dwellings in Florida. These policies are established by the Company's board of directors and may be changed from time to time with or without the approval of the shareholders. There are no limitations on the percentage of the Company's assets which may be invested in any one investment, or type of investment, and it is the Company's policy to acquire such assets primarily for income.

         For additional discussion of the Company's business operations, see "Item 1 - Business" under the subheading "Current Operations".

         OUTSTANDING MORTGAGES

         As of September 30, 2005, the Company had one unsecured line of credit and one note outstanding and no mortgages outstanding on its properties. The balance due at maturity as of September 30, 2005 and 2004 and interest rate provisions of the Company's notes and mortgages is set forth below:

         Notes and mortgages payable consist of the following at September 30, 2005 and 2004, respectively:

                                                                                     2005                2004
                                                                                ---------------     ---------------
Open credit line with a bank with interest at 8.50% unsecured.                    $         786       $      23,907

Note payable with a bank, bearing interest at 7.00%, secured by real estate                   -             461,493
and due December 26, 2004.

Second mortgage with a bank, with interest at 9.50%, secured by real estate                   -             275,000
and due in 2004.

Advance payable to an officer at 6% interest per annum.                                  20,000                   -
                                                                                ---------------     ---------------

Total                                                                             $      20,786       $     760,400
                                                                                ===============     ===============

ITEM 3.  LEGAL PROCEEDINGS

         In the ordinary course of business, the Company and its subsidiaries are involved in legal proceedings incidental to their operations. The Company and its subsidiaries are not currently involved in any legal proceedings that management believes would have a material adverse effect on the operations or financial condition of the Company and its subsidiaries taken as a whole.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On September 20, 2005 the Company filed a revised information statement on Schedule 14C with the SEC relating to shareholder approval of the following items:

         1. To amend the Company's articles of incorporation to increase the number of authorized shares of common stock to 9 billion shares and accordingly increase the total number of authorized shares of all classes of stock the Company is authorized to issue.

         2. To amend the Company's articles of incorporation to create Class A common stock and to issue Class A common stock to Christopher Astrom.

         3. To amend the Company's articles of incorporation to change the par value of the Company's common stock to $.0000001 per share.

         4. To amend the Company's articles of incorporation to effect a 1 for 300 reverse split of the Company's capital stock.

         5. To ratify past changes of the Company's name and approve an amendment to the Company's articles of incorporation to change the name of the Company to "National Realty and Mortgage, Inc."

         6. To amend the Company's articles of incorporation to create a class of preferred stock, and to adopt and approve amended and restated articles of incorporation.

         Shareholders owning a majority of the validly issued and then outstanding NRMG Common Stock then adopted and approved these proposals. As a result, these proposals were approved and adopted by the majority required by law and no further votes were needed.

         The Company filed Amended and Restated Articles of Incorporation incorporating the changes discussed in (1)-(3), (5) and (6) above with the Nevada Secretary of State on October 17, 2005. The Company filed a Certificate of Amendment to the Company's articles of incorporation incorporating the changes discussed in (4) above with the Nevada Secretary of State on December 14, 2005, with an effective date of December 19, 2005. No other shareholders voted for or against these actions.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

MARKET PRICE OF NRMG COMMON STOCK

         NRMG Common Stock is quoted on The Over the Counter Bulletin Board under the symbol NRMG.OB. While it appears there was no market for NRMG Common Stock, the Company has set forth in the table below the high and low closing bid prices per share of NRMG Common Stock as reported on The Over the Counter Bulletin Board during the fiscal years ended September 30, 2004 and 2005. Following the ratification of the Capital Changes and the 2005 Reverse Stock Split, NRMG Common Stock recently began trading again. The last reported sale price on The Over the Counter Bulletin Board for NRMG Common Stock was $.01 on January 6, 2006. The prices below are being reported on a post 2005 Reverse Stock Split basis.

                                                                         HISTORIC PRICES
  FISCAL YEAR ENDED                                                  ------------------------
    SEPTEMBER 30,                PERIOD                                 HIGH          LOW
---------------------   ----------------------------------------     ----------    ----------
        2004            First Quarter...........................        $0.06         $0.03
                        Second Quarter..........................        $3.00         $0.03
                        Third Quarter...........................        $0.18         $0.03
                        Fourth Quarter..........................        $0.06         $0.03
        2005            First Quarter...........................        $0.06         $0.03
                        Second Quarter..........................        $0.06         $0.03
                        Third Quarter...........................        $0.06         $0.03
                        Fourth Quarter..........................        $0.06         $0.03

         HOLDERS

         As of January 6, 2005, there were approximately 630 holders of record of NRMG Common Stock.

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

INTRODUCTION

         As of September 30, 2005, the Company does not hold any real estate properties. Revenues for the Company's fiscal year ended September 30, 2005 were almost solely generated from the sale of property held in the Company's portfolio. The Company currently does not expect to generate additional revenues other than from its lending business unless and until it acquires additional property.

RESULTS OF OPERATIONS

         The following is a discussion of the consolidated financial condition and results of operations of the Company for the fiscal years ended September 30, 2005 and 2004, which should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included elsewhere in this report.

         For the year ended September 30, 2005, the Company incurred net loss of $686,659, compared to net loss of $1,126,721 for the comparable 2004 period. The decrease in net loss in 2004 is primarily attributable to a slowdown in the Company's operations, and the fact that the Company wrote down a property in 2004 but did not write down any property in 2005.

RESULTS OF OPERATIONS FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004

REVENUES

         Total revenues for the year ended September 30, 2005 decreased approximately 12% to $1,407,800, as compared to $1,600,120 for the year ended September 30, 2004. The primary source of revenues for the year ended September 30, 2005 was the sale of the Bay Harbor property, whereas the Company sold a larger property in the year ended September 30, 2004.

COST OF SALES

         Cost of sales for the year ended September 30, 2004 were $1,476,459 as compared to $1,294,286 for the year ended September 30, 2005. This 12% decrease in cost of sales was largely attributable to the fact that the carrying value of property sold in the year ended September 30, 2005 was less than the carrying value of property sold in the year ended September 30, 2004.

OPERATING EXPENSES

         PROFESSIONAL FEES AND COMPENSATION EXPENSES

         Professional fees and compensation expenses for the year ended September 30, 2005 totaled $491,426 compared to $555,420 for the year ended September 30, 2004. This $63,994 decrease is primarily related to a reduction in the number of properties owned and the reduced expenses associated with a mortgage business as opposed to a real estate business.

         TRAVEL AND AUTOMOBILE EXPENSES

         Travel and automobile expenses for the year ended September 30, 2005 totaled $ 122,155 compared to $80,334 for the year ended September 30, 2004. This 52% increase is primarily due to the Company's management commuting for purposes of reviewing new opportunities to expand the Company's business.

         DEPRECIATION AND AMORTIZATION

         Depreciation and amortization for the year ended September 30, 2005 totaled $21,497 as compared to $39,410 for the year ended September 30, 2004. The reason for this 45% decrease is that the Company did not purchase any new equipment in 2005 and sold off a portion of its assets.

OTHER INCOME (EXPENSE)

         Other income (expense) for the year ended September 30, 2004, was income of $3,403, which decreased to an expense of $36,929 for the year ended September 30, 2005. The reason for this decrease was a significant increase in interest expense due to higher interest rates and the Company's extension of outstanding mortgages pending the sale of the Bay Harbor property.

LIQUIDITY AND CAPITAL RESOURCES

         To date, the Company has financed its operations primarily through mortgage debt and the issuance of the NRMG Debentures. At September 30, 2005, the Company had $241,248 in cash and cash equivalents, an increase of $216,228 from September 30, 2004. This increase in cash and cash equivalents is attributable to the sale of the Company's remaining real estate asset in 2005. The Company made no acquisitions of real estate either in the year ended September 30, 2004 or 2005. The Company has no plans to issue additional NRMG Debentures for any amounts not yet received and has no plans to permit outstanding NRMG Debentures to be converted.

         The Company used $160,224 in investing activities for the year ended September 30, 2004, as compared to $35,647 earned in the year ended September 30, 2005. This increase in cash provided by investing activities is primarily due the sale of properties which produced more cash in the fiscal year ended September 30, 2005 than in the fiscal year ended September 30, 2004. Net cash used in financing activities was $739,614 for the year ended September 30, 2005, as compared to $1,143,513 used in the year ended September 30, 2004. This decrease in net cash used in financing activities is attributable to the Company paying off less debt in its 2005 fiscal year than in 2004.

         The Company had $920,195 in cash flow from operating activities for the year ended September 30, 2005 as compared to $534,042 for the year ended September 30, 2004. This increase in cash flow from operating activities is primarily due to the sale of the Bay Harbor property. The Company had stockholders' deficit of $4,538,782 at September 30, 2005. The Company's determination that it had issued shares in excess of its authorized amount resulted in the Company's determination to continue to classify all shares issued in excess of 1 million as temporary equity.

         The Company believes that through its operations as a mortgage lender it has sufficient cash resources to maintain operations for a period of at least 12 months. The Company expects, however, to dramatically reduce operating expenses going forward. Further, because the Company recently began its lending operations there can be no assurance that such funds will actually be liquid and available. See "Outlook", below for a discussion on possible limits on the Company's ability to raise capital. Cash requirements will largely depend upon the availability of real estate acquisition opportunities and costs related to its lending operations.

         The Company's ability to rely on exemptions from the registration requirements of Section 5 of the Securities Act relating to the issuance, exchange and conversion of its debentures has been called into question. It appears the Company may have violated Section 5. The ramifications of this may entail a possible rescission offer to the shareholders affected within the past year. Section 13 of the Securities Act provides that no action shall be maintained for offering or selling securities in violation of Section 5 unless that action is brought within one year of the date of the violation. One year has passed from the initial placement of the NRMG Debentures and from the conversion of the NRMG Debentures issued. As of the date of this report, there have been no actions filed against the Company based upon a violation of Section
5. Because the statute of limitations has run, it is unlikely that these holders of NRMG Common Stock will file an action against the Company. However, any such action maintained against the Company could have a substantial impact on the Company's liquidity. As such, the Company could not afford to offer rescission. If a court were to determine that rescission rights existed, the Company might be compelled to seek bankruptcy protection.

OUTLOOK

         The Company invested substantial funds in its previous projects, but only realized material profits from these projects upon the sale of the real estate. With the completion of the sale of the Bay Harbor Property on August 3, 2005, the Company has disposed of its last remaining property. The Company estimates the general overhead costs necessary to sustain its existence (excluding expenses related to its newly commenced mortgage business) to be $10,000 per month.

         Currently, the Company is using its available cash on hand as the primary resource to continue its mortgage business. Much of these funds were derived from the Company's recent sales of its real property holdings. Now that shareholder approval has been obtained and the changes to the Company's capital structure have been effected, the Company intends to enter into a financing agreement with an as of yet unidentified third party to generate cash to broaden its mortgage lending business. The Company currently has no third party funding source for loans it originates. The Company intends both to originate and service loans.

         The Company's ability to meet its continuing operating expenses largely depends on its ability to continue to raise capital (i) through the sale of debt or equity, (ii) through construction and permanent mortgage financing, (iii) through the sale of land purchased, but not developed, by the Company and (iv) through operations as a mortgage lender. There can be no assurance the Company will be able to raise additional capital on a debt or equity basis, or obtain mortgage financing, complete any of its projects under development, or sell any completed development projects (should they be completed) or land purchased for resale or development at a profit.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

         The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. The Company made no allowances, valuations or assumptions that if resolved differently would be material to the financial statements.

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

ITEM 7.  FINANCIAL STATEMENTS


                        BAGELL, JOSEPHS & COMPANY, L.L.C.
                          Certified Public Accountants

                               High Ridge Commons
                                 Suites 400-403
                           200 Haddonfield Berlin Road
                           Gibbsboro, New Jersey 08026
                        (856) 346-2828 Fax (856) 346-2882

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
National Realty and Mortgage, Inc. and Subsidiaries
Coral Gables,  Florida

We have audited the accompanying consolidated balance sheets of National Realty and Mortgage, Inc. and Subsidiaries (the "Company") as of September 30, 2005 and 2004 and the related consolidated statements of operations, changes in stockholders' (deficit), changes in temporary equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Realty and Mortgage, Inc. and Subsidiaries as of September 30, 2005 and 2004, and the consolidated results of its operations, changes in stockholders' equity (deficit), changes in temporary equity, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ BAGELL, JOSEPHS & COMPANY, L.L.C.
BAGELL, JOSEPHS & COMPANY, L.L.C.
Gibbsboro, New Jersey
December 22, 2005



         MEMBER OF:  AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
                     NEW JERSEY SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS PENNSYLVANIA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS NEW YORK STATE SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS

               NATIONAL REALTY AND MORTGAGE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 2005 AND 2004


                                     ASSETS
                                     ------

                                                                                2005                  2004
                                                                         --------------------  --------------------
  Cash and cash equivalents                                               $          241,248    $           25,020
  Inventory - real estate holdings                                                        -              1,300,000
  Fixed assets, net of depreciation                                                   19,168                27,612
  Loan origination fees, net                                                           4,635                17,688
  Loans receivable - others                                                          114,600               116,600
  Mortgages receivable and other                                                      37,482                68,606
  Investment securities                                                                   -                  2,523
                                                                         --------------------  --------------------

TOTAL ASSETS                                                              $          417,133    $        1,558,049
                                                                         ====================  ====================

            LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' (DEFICIT)
            ---------------------------------------------------------

LIABILITIES
  Accounts payable and accrued expenses                                   $          317,989    $           32,632
  Debentures payable                                                                 199,202               199,202
  Notes and mortgages payable                                                         20,786               760,400
                                                                         --------------------  --------------------

      TOTAL LIABILITIES                                                              537,977               992,234
                                                                         --------------------  --------------------

TEMPORARY EQUITY                                                                   4,417,938             4,417,938
                                                                         --------------------  --------------------

STOCKHOLDERS' (DEFICIT)
  Common stock, $.001 par value; 1,000,000 shares
    authorized and 1,000,000 shares issued and outstanding,
    respectively                                                                       1,000                 1,000
  Common stock class A voting, $.001 par value; 0
      shares authorized, issued and outstanding                                           -                     -
  Additional paid- in capital                                                      3,606,580             3,606,580
  Accumulated deficit                                                             (8,146,362)           (7,459,703)
                                                                         --------------------  --------------------

      TOTAL STOCKHOLDERS' (DEFICIT)                                               (4,538,782)           (3,852,123)
                                                                         --------------------  --------------------

TOTAL LIABILITIES, TEMPORARY EQUITY AND
   STOCKHOLDERS' (DEFICIT)                                                $          417,133    $        1,558,049
                                                                         ====================  ====================

The accompanying notes are an integral part of these consolidated financial statements.

               NATIONAL REALTY AND MORTGAGE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004


                                                                                    2005                   2004
                                                                             --------------------   --------------------
OPERATING REVENUES
  Revenue                                                                     $        1,407,800     $        1,600,120

COST OF SALES                                                                          1,294,286              1,476,459
                                                                             --------------------   --------------------

GROSS PROFIT (LOSS)                                                                      113,514                123,661
                                                                             --------------------   --------------------

OPERATING EXPENSES
   Professional fees and compensation expenses                                           491,426                555,420
   Impairment expense                                                                         -                 472,175
   Bad debt                                                                                2,548                  8,067
   Advertising                                                                                -                   4,310
   Travel and automobile expenses                                                        122,155                 80,334
   Telephone and utilities                                                                   616                 12,537
   Real estate taxes and property maintenance                                             38,515                 20,600
   Office expenses                                                                        44,873                 22,665
   Miscellaneous                                                                          41,614                 38,267
   Depreciation and amortization                                                          21,497                 39,410
                                                                             --------------------   --------------------
       TOTAL OPERATING EXPENSES                                                          763,244              1,253,785
                                                                             --------------------   --------------------

(LOSS) BEFORE OTHER INCOME (EXPENSE)                                                    (649,730)            (1,130,124)
                                                                             --------------------   --------------------

OTHER INCOME (EXPENSE)
   Interest expense                                                                      (41,064)               (14,982)
   Interest income                                                                         4,135                 18,385
                                                                             --------------------   --------------------

       TOTAL OTHER INCOME (EXPENSE)                                                      (36,929)                 3,403
                                                                             --------------------   --------------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES                                              (686,659)            (1,126,721)
Provision for Income Taxes                                                                    -                      -
                                                                             --------------------   --------------------

NET LOSS APPLICABLE TO COMMON SHARES                                          $         (686,659)    $       (1,126,721)
                                                                             ====================   ====================

NET LOSS PER BASIC AND DILUTED SHARES                                         $            (0.56)    $            (1.13)
                                                                             ====================   ====================
WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                                                 1,000,000              1,000,000
                                                                             ====================   ====================

The accompanying notes are an integral part of these consolidated financial statements.

               NATIONAL REALTY AND MORTGAGE, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004


                                   COMMON STOCK         CLASS A COMMON STOCK     ADDITIONAL
                             ------------------------  -----------------------    PAID-IN      ACCUMULATED
                               SHARES       AMOUNT       SHARES      AMOUNT       CAPITAL        DEFICIT         TOTALS
                             -----------  -----------  ----------  -----------  ------------  -------------  --------------
Balance, September 30, 2003   1,000,000    $   1,000           -            -    $3,606,580    $(6,323,932)   $(2,716,352)
Adjustment for amortization                                                                    $    (9,050)   $    (9,050)
Net loss                              -            -           -            -             -    $(1,126,721)   $(1,126,721)
                             -----------  -----------  ----------  -----------  ------------  -------------  --------------
Balance, September 30, 2004   1,000,000    $   1,000           -            -    $3,606,580    $(7,459,703)   $(3,852,123)
Net loss                              -            -           -            -             -    $  (686,659)   $  (686,659)
                             -----------  -----------  ----------  -----------  ------------  -------------  --------------
Balance, September 30, 2005   1,000,000    $   1,000           -            -    $3,606,580    $(8,146,362)   $(4,538,782)
                             ===========  ===========  ==========  ===========  ============  =============  ==============




































The accompanying notes are an integral part of these consolidated financial statements.

               NATIONAL REALTY AND MORTGAGE, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CHANGES IN TEMPORARY EQUITY
                 FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004




                                    COMMON STOCK             CLASS A COMMON STOCK                   ADDITIONAL
                            -----------------------------  ------------------------                  PAID-IN
                                SHARES          AMOUNT       SHARES        AMOUNT      DISCOUNT      CAPITAL        TOTALS
                            ---------------  ------------  -----------  -----------  ------------  ------------  ------------
Balance, September 30, 2003  1,937,566,046    $1,937,566    1,000,000    $   1,000    $(687,311)    $3,166,683    $4,417,938
No activity                            -             -            -            -            -              -             -
                            ---------------  ------------  -----------  -----------  ------------  ------------  ------------
Balance, September 30, 2004  1,937,566,046    $1,937,566    1,000,000    $   1,000    $(687,311)    $3,166,683    $4,417,938
No activity                            -             -            -            -            -              -             -
                            ---------------  ------------  -----------  -----------  ------------  ------------  ------------
Balance, September 30, 2005  1,937,566,046    $1,937,566    1,000,000    $   1,000    $(687,311)    $3,166,683    $4,417,938
                            ===============  ============  ===========  ===========  ============  ============  ============

































The accompanying notes are an integral part of these consolidated financial statements.

               NATIONAL REALTY AND MORTGAGE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004

                                                                2005                   2004
                                                         -------------------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                               $        (686,659)     $      (1,126,721)
                                                         -------------------    -------------------
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:


     Depreciation and amortization                                   21,497                 39,410
     Impairment Expense                                                  -                 472,175

  CHANGES IN ASSETS AND LIABILITIES
     Decrease in inventory - real estate holdings                 1,300,000              1,200,245
     Decrease in deposits                                                -                   8,725
     Increase (decrease) in accounts payable and
       and accrued expenses                                         285,357                (59,792)
                                                         -------------------    -------------------
     Total adjustments                                            1,606,854              1,660,763
                                                         -------------------    -------------------

     NET CASH PROVIDED BY OPERATING ACTIVITIES                      920,195                534,042
                                                         -------------------    -------------------

CASH FLOWS FROM INVESTING ACTIVITIES

    Acquisition of assets                                                -                  (8,654)
    Decrease loans to/from others                                     2,000                     -
    Decrease in mortgage and notes receivable                        31,124               (151,570)
    Decrease in investment securities                                 2,523                     -
                                                         -------------------    -------------------


     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES             35,647               (160,224)
                                                         -------------------    -------------------








The accompanying notes are an integral part of these consolidated financial statements.

               NATIONAL REALTY AND MORTGAGE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004



                                                                2005                   2004
                                                         -------------------    -------------------
CASH FLOWS FROM FINANCING ACTIVITIES

    Payment of loan origination costs                                    -                  26,108
    Net change in notes and mortgages payable                      (739,614)            (1,169,621)
                                                         -------------------    -------------------
    NET CASH (USED IN) FINANCING ACTIVITIES                        (739,614)            (1,143,513)
                                                         -------------------    -------------------

NET INCREASE (DECREASE) IN
    CASH AND CASH EQUIVALENTS                                       216,228               (769,695)

CASH AND CASH EQUIVALENTS -
    BEGINNING OF YEAR                                                25,020                794,715
                                                         -------------------    -------------------

CASH AND CASH EQUIVALENTS - END OF YEAR                   $         241,248      $          25,020
                                                         ===================    ===================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

CASH PAID DURING THE YEAR FOR:
    Interest expense                                      $          41,064      $          14,982
                                                         ===================    ===================

















The accompanying notes are an integral part of these consolidated financial statements.

               NATIONAL REALTY AND MORTGAGE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION
         --------------------------------------

         National Realty and Mortgage, Inc., (the "COMPANY") was originally incorporated in the State of Nevada on October 18, 1971 under the name of Mister Las Vegas, Inc. On May 15, 1995, the Company merged with a privately owned company, National Rehab Properties, Inc., a Florida corporation formed on October 1, 1993. The surviving Nevada corporation changed its name to National Rehab Properties, Inc. and became authorized to conduct business in the State of Florida on August 17, 1995. On October 10, 2000, the Company changed its name to National Residential Properties, Inc. On October 17, 2005, the Company changed its name to National Realty and Mortgage, Inc.

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

         In contemplation of the financing of this project, on April 12, 2001, Connecticut Acquisition obtained a loan from accredited investors evidenced by its 8% Series A Senior Subordinated Convertible Redeemable Debentures due April 13, 2003 (the "CONNECTICUT ACQUISITION DEBENTURES"), which were convertible from time to time into shares of Connecticut Acquisition's Class A Common Stock. On May 8, 2001, following the acquisition of the Hebron Parcel, Connecticut Acquisition was merged into the Company. As a result, all rights and obligations of Connecticut Acquisition inured to the benefit of and became binding upon the Company. Pursuant to the merger, the Connecticut Acquisition Debentures were surrendered and canceled, and new debentures, identical to the Connecticut Acquisition Debentures, together with accompanying conversion rights into authorized but unissued shares of the Company's common stock ("NRMG COMMON STOCK"), were issued by the Company to the holders of the Connecticut Acquisition Debentures.

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

         Pursuant to the merger, the DC Power Debentures were surrendered and canceled, and new debentures, identical to the DC Power Debentures, together with accompanying conversion rights into authorized but unissued shares of NRMG Common Stock, were issued by the Company to the holders of the DC Power Debentures.

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

     ADVERTISING

         Costs of advertising are expensed as incurred. Advertising costs were $0 and $4,310 for the years ended September 30, 2005 and 2004, respectively.


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

         The following is a reconciliation of the computation for basic and diluted EPS:

                                                                                       Restated
                                                                   2005                  2004
                                                                   ----                  ----

         Net Loss                                              ($ 686,659)            ($1,126,721)
                                                               -----------            ------------
         Weighted-average common shares
           outstanding (Basic)                                  1,000,000               1,000,000

         Weighted-average common stock equivalents:
               Stock options                                           -                       -
               Warrants                                                -                       -

         Weighted-average common shares
             outstanding (Diluted)                              1,000,000               1,000,000

         Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive.

         There are no options and warrants outstanding to purchase stock at September 30, 2005 and 2004.

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

         There were no investments held at September 30, 2005.

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

     LOAN ORIGINATION FEES

         Represent fees in connection with obtaining mortgages on the various properties. The loan origination fees are being amortized straight-line over a two-year period. Amortization expense for the years ended September 30, 2005 and 2004 is $13,052 and $26,838, respectively.

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

         This standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. As a result of FASB No 144, the Company has recorded an impairment loss at September 30, 2004 of $472,175 on its inventory. The Company tests its real estate inventory for recoverability at each balance sheet date.

     RECLASSIFICATIONS

         Certain amounts for the year ended September 30, 2004 have been reclassified to conform with the presentation of the September 30, 2005 amounts. The reclassifications have no effect on the net loss for the year ended September 30, 2004.

NOTE 3 - INVENTORY - REAL ESTATE HOLDINGS
         --------------------------------

         Inventory consists of land held for development and is valued at the lower of cost or market value. Cost includes acquisition, renovation and carrying costs specifically identified with each unit. The Company follows SFAS 144 accounting for the impairment or disposal of long-lived assets. An impairment loss shall be recognized only if the carrying value of a long lived-asset (asset group) is not recoverable and exceeds its fair value. Since the Company's assets were not generating income, the fair value of those assets was determined and estimated by management based on current market conditions and the amount at which the asset could be bought or sold in a current transaction between willing parties, that is other than a forced or liquidation sale. There were no holdings at September 30, 2005.

NOTE 4 - MORTGAGES RECEIVABLE AND OTHER
         ------------------------------

         Amount represent due from individuals who purchased property from the Company and other various amounts due the Company. Amounts due at September 30, 2005 and 2004 were $37,482 and $68,606, respectively.

NOTE 5 - FIXED ASSETS
         ------------

         Fixed assets consist of the following at September 30, 2005 and 2004:

                                                         2005           2004
                                                     -----------    -----------

         Office Equipment and other                   $  30,969      $  30,969
         Vehicles                                        31,509         31,509
                                                     -----------    -----------
                                                         62,478         62,478
         Less: accumulated depreciation                 (43,310)       (34,866)
                                                     -----------    -----------

         Total                                        $  19,168      $  27,612
                                                     ===========    ===========

         Depreciation expense was $8,445 and $12,572 for the years ended September 30, 2005 and 2004, respectively.

NOTE 6 - NOTES AND MORTGAGES PAYABLE
         ---------------------------

         Notes and mortgages payable consist of the following at September 30, 2005 and 2004, respectively:

                                                                   2005           2004
                                                                -----------    -----------
         Open credit line with a bank with interest at 8.50%
         unsecured.                                              $     786      $  23,907

         Note payable with a bank, bearing interest at 7.00%,
         secured by real estate and due December 26, 2004.              -         461,493

         Advance payable on demand to an officer at 6% interest
         per annum.                                                 20,000             -

         Second mortgage with a bank, with interest at 9.50%,
         secured by real estate and due in 2004.                        -         275,000
                                                                -----------    -----------

                Total                                            $  20,786      $ 760,400

NOTE 7 - CONVERTIBLE DEBENTURES PAYABLE
         ------------------------------

         The Company has convertible debentures outstanding at September 30, 2005 and 2004 in the amount of $199,202. These debentures accrue interest at 8% per annum. These debentures mature along with the related interest at November 2003. The debentures are convertible at the investors' discretion pursuant to the convertible debenture agreement. As of September 30, 2005 these debentures are in default. The investors have not contacted the Company about new payment terms. The Company purports that the investors will wait until the Company clears its contingency problems (see Note 9).

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

         DC Power merged into the Company on November 1, 2001.

NOTE 9 - CONTINGENCY/UNCERTAINTY
         -----------------------

         The Company, during the year ended September 30, 2001, became aware that some or all of certain changes made to its capital structure were not validly adopted by the Company's board of directors, approved by the Company's shareholders, or filed with the Secretary of State of the State of Nevada as required by the laws of the State of Nevada. As a result, it appears that the Company never has been authorized to issue more than 1,000,000 shares of its common stock. All shares of the Company's common stock issued in excess of 1,000,000 shares appear to have been issued in excess of the Company's authorized amount, therefore, these shares have been reclassified to temporary equity (See Notes 10 and 11).

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

         Temporary equity at September 30, 2005 and 2004, was $4,417,938 and $4,418,938, respectively. Substantially all the shares issued in connection with the conversion of debentures have been reclassified as temporary equity.

NOTE 11 - STOCKHOLDERS' EQUITY (DEFICIT)
          ------------------------------

         As of  September  30,  2005  and  2004,  there  were  1,000,000  shares
         authorized,   and  1,000,000  shares  issued  and  outstanding  of  the
         Company's common stock with a par value of $.001.

         The Company issued 843,265,695 shares of common stock for the year ended September 30, 2002. These shares were recorded in temporary equity along with 1,094,300,351 shares of common stock from fiscal 2001, which have been reclassified to temporary equity (see Note 10). All of the 843,265,695 shares of common stock issued, were issued in excess of authorized limits.

         As of September 30, 2005 and 2004, there were 0 shares authorized issued and outstanding of the Company's Class A Voting common stock with a par value of $.001.

         The shares of common stock issued for the years ended September 30, 2002 relate to the debenture conversions.

NOTE 12 - INCOME TAXES
          ------------

         The net deferred tax assets in the accompanying consolidated balance sheets include the following components at September 30, 2005 and 2004.

                                                        2005           2004
                                                  --------------  --------------

         Deferred tax assets                       $  2,851,227    $  2,831,248
         Deferred tax valuation allowance            (2,851,227)     (2,831,248)
                                                  --------------  --------------

         Net deferred tax assets                   $        -0-    $        -0-
                                                  ==============  ==============

         Due to the uncertainty of utilizing the approximate $8,146,362 and $7,459,703 in net operating losses at September 30, 2005 and 2004, respectively, and recognizing the deferred tax assets, an offsetting valuation allowance has been established.

NOTE 13 - LITIGATION
          ----------

         On August 2, 2002, Encore Builders, Inc. filed suit against Conquistador Plaza, Inc., a wholly owned subsidiary of the Company, in the Circuit Court of the Eleventh Judicial Circuit in Miami-Dade County, Florida seeking the foreclosure of a mechanic's lien with respect to the Conquistador Plaza development. Encore Builders, Inc. asserted that $504,076 was due from Conquistador Plaza, Inc. The Company paid $342,858 in 2003, and the remaining balance of $161,218 was written off at September 30, 2003 as the case has been settled.

NOTE 14 - SUBSEQUENT EVENTS
          -----------------

         On September 20, 2005, the Company filed a revised information statement on Schedule 14C with the Securities and Exchange Commission (the "SEC") relating to shareholder approval of the following proposals:

              1. To amend the Company's articles of incorporation to increase the number of authorized shares of common stock to 9 billion shares and accordingly increase the total number of authorized shares of all classes of stock the Company is authorized to issue.

              2. To amend the  Company's  articles  of  incorporation  to create
              Class A common stock and to issue Class A common stock to Christopher Astrom.

              3. To amend the Company's articles of incorporation to change the par value of the Company's common stock to $.0000001 per share.

              4. To amend the Company's articles of incorporation to effect a 1 for 300 reverse split of the Company's capital stock.

              5. To ratify past changes of the Company's name and approve an amendment to the Company's articles of incorporation to change the name of the Company to "National Realty and Mortgage, Inc."

              6. To amend the Company's articles of incorporation to create a class of preferred stock, and to adopt and approve amended and restated articles of incorporation.

         Shareholders owning a majority of the then issued and outstanding NRMG Common Stock then adopted and approved these proposals. On October 17, 2005, the Company filed Amended and Restated Articles of Incorporation incorporating the changes discussed in (1), (2), (3), (5) and (6) above with the Nevada Secretary of State. On November 19, 2005, the Company's board of directors ratified the Capital Changes. On December 19, 2005, the Company effected a reverse stock split whereby every 300 shares of capital stock were combined and converted into one share of capital stock and the Company's common stock began to trade on a split-adjusted basis (the "2005 REVERSE STOCK SPLIT"). The record date for the 2005 Reverse Stock Split was December 6, 2005. As of December 6, 2005, there were 1,938,566,046 shares of common stock issued and outstanding and 200 million shares of Class A common stock issued and outstanding. The number of shares of common stock and Class A common stock issued and outstanding, or held as treasury shares was reduced to a number approximately equal to the number of shares of common stock or Class A common stock, respectively, issued and outstanding, or held as treasury shares, immediately prior to the effectiveness of the reverse split, divided by 300 (except that the Company did not issue fractional shares in connection with the 2005 Reverse Stock Split and instead, any fractional share that resulted from the 2005 Reverse Stock Split was rounded up to the next whole share). As of January 6, 2006, there were 6,462,895 shares of common stock issued and outstanding and 666,667 shares of Class A common stock issued and outstanding.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

         EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         Based on their evaluation of the Company's disclosure controls and procedures conducted as of the end of the period covered by this report on Form 10-KSB, Richard Astrom, the Company's Chief Executive Officer, and Christopher Astrom, the Company's Chief Financial Officer, have concluded that they are the only individuals involved in the Company's disclosure process. The Company has no formal procedures in place for processing and assembling information to be disclosed in the Company's periodic reports. The Company's system is designed so that information is retained by the Company and relayed to counsel and the Company's accountants as it becomes available. Though the Company has had difficulty implementing its disclosure controls and procedures in the past, the Company's principal executive officer and principal financial officer believe that as of the end of the period being reported, the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company also notes that while its disclosure controls and procedures might not have been effective for a larger entity, the Company's principal executive officer and principal financial officer came to the aforementioned determination in part based on the fact that the Company has limited assets. Further, the Company believes that, given its size, an extensive disclosure controls and procedures system is not necessary.

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

         There have been no material changes to the procedures by which security holders may recommend nominees to the Company's board of directors.

NAME                    AGE       PRESENT PRINCIPAL OCCUPATION OR EMPLOYMENT
--------------------  -------     ----------------------------------------------
Richard Astrom          58        Richard Astrom has been a director of the
                                  Company since 1994. Richard Astrom Secretary of Capital Solutions I and has served as one of its directors since September of 2001. Mr.
                                  Astrom has served as President and a director of Genesis Capital Corporation of Nevada since
                                  September of 2001.

Christopher Astrom      34        Christopher Astrom has been a director of the
                                  Company since June of 1995. Christopher Astrom is currently President, Chief Executive
                                  Officer and Chief Financial Officer of Capital
                                  Solutions I, and has served as one of its directors since August of 2001. Mr. Astrom has served as Secretary and Treasurer of Genesis
                                  Capital Corporation of Nevada since September of 2001.

EXECUTIVE OFFICERS

         The following individuals were serving as executive officers of the Company on January 6, 2006:

NAME                    AGE       POSITION WITH THE COMPANY
--------------------  -------     ----------------------------------------------
Richard Astrom          58        President and Chief Executive Officer
Christopher Astrom      34        Vice President, Secretary and Chief Financial
                                  Officer

         Richard Astrom is Christopher Astrom's father. The Company does not have any employees besides Christopher Astrom and Richard Astrom.

         The Company's two current directors and officers, Richard Astrom and Christopher Astrom, are each directors and officers of another public company, Capital Solutions I and another entity, each which may be deemed an affiliate of the Company. Richard Astrom and Christopher Astrom divide their time between the Company, Capital Solutions I and this other entity, and devote time to each company as they determine to be necessary and appropriate. As such, the amount of time Richard Astrom and Christopher Astrom devote to the Company varies widely, depending upon the needs of the Company. There are times when they put in up to 10 hours per day, and other times where they do not dedicate any time at all, as the Company does not require it.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than ten percent of the outstanding NRMG Common Stock to file with the SEC and the Company reports on Form 4 and Form 5 reflecting transactions affecting beneficial ownership. Based solely upon its review of the copies of such forms received by it, the Company believes that, during the Company's 2005 fiscal year, all persons complied with such filing requirements.

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

ITEM 10. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

 NAME AND PRINCIPAL POSITION         YEAR          SALARY           BONUS       LONG-TERM ALL OTHER
                                                                                COMPENSATION AWARDS:
                                                                                SECURITIES UNDERLYING
                                                                                OPTIONS
---------------------------------   ------   -----------------   -----------   -----------------------
                                           ANNUAL COMPENSATION(1)
------------------------------------------------------------------------------------------------------
Richard Astrom (2)                   2005     $    56,430                -                         -
  President and                      2004     $   418,888 (4)            -                         -
  Chief Executive Officer            2003     $   200,000 (4)            -                         -

Christopher Astrom (3)               2005     $   115,000                -                         -
  Vice President, Secretary          2004     $    75,000                -                         -
  and Chief Financial Officer        2003     $    62,578                -                         -

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

EMPLOYMENT AND SEPARATION AGREEMENTS

         The Company does not have any employment or separation agreements with either Christopher Astrom or Richard Astrom, the Company's only employees as of January 6, 2006.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         To the Company's knowledge, the following table sets forth information with respect to beneficial ownership of outstanding NRMG Common Stock as of January 6, 2006 by:

         o each person known by the Company to beneficially own more than 5% of the outstanding NRMG Common Stock;

         o    each of the Company's named executive officers;

         o    each of the Company's directors; and

         o    all of the Company's executive officers and directors as a group.

         Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities as well as securities which the individual or group has the right to acquire within sixty days of the original filing of this Form 10-KSB. Unless otherwise indicated, the address for those listed below is c/o National Realty and Mortgage, Inc., 6915 Red Road, Suite 222, Coral Gables, Florida 33143. Except as indicated by footnote, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of NRMG Common Stock shown as beneficially owned by them. The number of shares of NRMG Common Stock outstanding used in calculating the percentage for each listed person includes the shares of NRMG Common Stock underlying options held by such persons that are exercisable within 60 days of January 6, 2006, but excludes shares of NRMG Common Stock underlying options held by any other person. The number of shares of NRMG Common Stock outstanding as of January 6, 2006 was 6,462,895 shares of common stock and 666,667 shares of Class A common stock. Except as noted otherwise, the amounts reflected below are based upon information provided to the Company and filings with the SEC.

                                                  PERCENT OF CLASS                        PERCENT OF CLASS
                                                SHARES BENEFICIALLY                      SHARES BENEFICIALLY
  NAME OF BENEFICIAL OWNER       NUMBER(1)              OWNED              NUMBER               OWNED
----------------------------   -------------   ---------------------   --------------   ---------------------
                                         Common Stock                            Class A Common Stock
                               -------------------------------------   --------------------------------------
Richard Astrom (2)                   2,544              0.04%                      -              0%
Christopher Astrom (3)              60,100(4)           0.93%                666,667             100%
All directors and
executive officers as a
group (2 persons)                   62,644              0.97%                666,667             100%

         (1) The percent and number of shares beneficially owned reflected in the table set forth above reflects (i) the ratification of the Capital Changes by the Company's board of directors and shareholders, (ii) the issuance of 200 million shares of Class A common stock to Christopher Astrom by the Company on November 15, 2005 (each share of which is entitled to 20 votes) and (iii) the 2005 Reverse Stock Split effected by the Company on December 19, 2005.

         (2) Richard Astrom serves as President, Chief Executive Officer and a director of the Company.

         (3) Christopher Astrom serves as a Vice President, Secretary, Chief Financial Officer and a director of the Company.

         (4) Each share of Class A common stock held by Christopher Astrom is convertible, at his option, into 20 shares of common stock. If Christopher Astrom were to convert his 666,667 shares of Class A common stock, he would hold approximately 67.66% of the common stock of Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Nearly all of the amount paid to Richard Astrom as compensation was paid to reimburse him for legal fees paid by him to Richard and Christopher Astrom's counsel who assisted them with securities matters which also benefited the Company.

         On November 15, 2005, the Company issued 200 million shares of the Company's Class A common stock, $0.0000001 par value per share, to Christopher Astrom. Each share of Class A common stock is convertible at the option of the holder into 20 shares of common stock. The purpose of the issuance was to remunerate Christopher Astrom for the 1 million shares of Class A common stock the Company intended to issue him in 1999 when the Company's stock was more valuable and to compensate him for services rendered to the Company as chief financial officer for the past three fiscal years.

ITEM 13. EXHIBITS

EXHIBIT NO.        DESCRIPTION

3.1*          Amended and Restated Articles of Incorporation of the Company

3.2 Certificate of Amendment to Articles of Incorporation of the Company

3.3**         Amended and Restated Bylaws of the Company

4.1*** 8% Series SPB Senior Subordinated Convertible Redeemable Debentures due November 3, 2002

4.2*** 8% Series SPC Senior Subordinated Convertible Redeemable Debentures due April 12, 2003

4.3*** 8% Series SPD Senior Subordinated Convertible Redeemable Debentures due October 17, 2003

10.1*** Securities Subscription Agreement dated as of October 10, 2000 by and between 2217 Acquisition Inc. and Louvre Investors LLC, Yellow Stream Company LLC and Carlsbad LLC

10.2*** Assignment and Assumption Agreement dated as of November 3, 2000 by and between 2217 Acquisition Inc. and National Residential Properties, Inc.

10.3*** Securities Subscription Agreement dated as of April 12, 2001 by and between Connecticut Acquisition Corp. No. 1 and Louvre Investors LLC, Yellow Stream Company LLC and Carlsbad Capital LLC

10.4*** Assignment and Assumption Agreement dated as of April 19, 2001 by and between Connecticut Acquisition Corp. 1 and National Residential Properties, Inc.

10.5*** Securities Subscription Agreement dated as of October 17, 2001 by and between DC Power Products Acquisition Corp. and Equity Planners LLC, Sea Lion Investors LLC and Myrtle Holdings LLC

10.6*** Assignment and Assumption Agreement dated as of November 5, 2001 by and between DC Power Acquisition Corp. and National Residential Properties, Inc.

10.7**** Agreement for Purchase and Sale by and between the Company and Bay Harbor Island Associates, L.P.

31.1          Certification of the Principal Executive Officer pursuant to Rule
              13a-14(a)

31.2          Certification of the Principal Financial Officer pursuant to Rule
              13a-14(a)

32.1 Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350

* Filed as an attachment to the Company's revised information statement on Schedule 14C, filed with the Securities and Exchange Commission on September 20, 2005.

** Filed as an exhibit to the Company's current report on Form 8-K, filed with the Securities and Exchange Commission on November 18, 2005.

*** Filed as an exhibit to the Company's quarterly report on Form 10-QSB for the period ended June 30, 2002, filed with the Securities and Exchange Commission on January 8, 2004.

**** Filed as an exhibit to the Company's quarterly report on Form 10-QSB for the period ended March 31, 2005, filed with the Securities and Exchange Commission on May 16, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT AND NON-AUDIT FEES

         Aggregate fees for professional services rendered for the Company by Bagell, Josephs & Company, L.L.C. for the fiscal years ended September 30, 2005 and 2004 are set forth below. The aggregate fees included in the Audit category are fees billed for the fiscal years for the audit of the Company's annual financial statements and review of financial statements and statutory and regulatory filings or engagements. The aggregate fees included in each of the other categories are fees billed in the fiscal years.
(All references to "$" in this report are to United States dollars.)

                                               FISCAL YEAR          FISCAL YEAR
               AUDIT FEES                         2005                 2004
-----------------------------------------     -------------        -------------

AUDIT FEES                                     $    15,000          $    35,000
AUDIT-RELATED FEES                                       -                    -
TAX FEES                                       $     7,500          $     2,609
ALL OTHER FEES                                           -                    -
TOTAL                                          $    22,500          $    37,609

         Audit Fees for the fiscal years ended September 30, 2005 and 2004 were for professional services rendered for the audits of the consolidated financial statements of the Company, quarterly review of the financial statements included in Quarterly Reports on Form 10-Q, consents, and other assistance required to complete the year end audit of the consolidated financial statements.

         There were no fees that were classified as Audit-Related Fees as of the fiscal years ended September 30, 2005 and 2004.

         Tax Fees as of the fiscal years ended September 30, 2005 and 2004 were for professional services related to tax compliance, tax authority audit support and tax planning.

         There were no fees that were classified as All Other Fees as of the fiscal years ended September 30, 2005 and 2004.

         As the Company does not have a formal audit committee, the services described above were neither approved by the audit committee under the de minimus exception provided by Rule 2-01(c)(7)(i)(C) under Regulation S-X nor pursuant to audit committee pre-approval policies and procedures.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NATIONAL REALTY AND MORTGAGE, INC.

                                        By: /s/ RICHARD ASTROM
                                           ---------------------------------
                                           Richard Astrom
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 12, 2006.

SIGNATURE                                         TITLE(S)

/s/ RICHARD ASTROM               President, Chief Executive Officer and Director
----------------------------
Richard Astrom

/s/ CHRISTOPHER ASTROM           Vice President, Chief Financial Officer,
----------------------------     Secretary and Director
Christopher Astrom