Form 10QSB
period 2005-12-31
NATIONAL REALTY & MORTGAGE INC
filed 2006-02-15
CIK 1096840

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        --------------------------------
                                   FORM 10-QSB
                        --------------------------------

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For The Quarterly Period Ended December 31, 2005

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For The Transition Period from __________ To _________

                         Commission file number 0-27159


                       National Realty and Mortgage, Inc.
        ----------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


          Nevada                                               65-0439467
--------------------------------------------------------------------------------
(State or Other Jurisdiction                          (I.R.S. Employer Identifi-
       of Incorporation                                      cation Number)


6915 Red Road Suite 222, Coral Gables, Florida                33127
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (305) 666-6565
--------------------------------------------------------------------------------
                            Issuer's telephone number


                      National Residential Properties, Inc.
--------------------------------------------------------------------------------
   (Former Name, former address and former fiscal year, if changed since last report)

Check whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:
Yes [X]  No [ ]

    APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court
Yes [ ]  No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         As of February 14, 2006, there were 6,462,895 shares of the Registrant's Common Stock, $0.0000001 par value per share, outstanding.

Transitional Small Business Disclosure Format   Yes [ ]  No [ ]

                       National Realty and Mortgage, Inc.

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements. ..............................................  4

Item 2. Management's Discussion and Analysis or Plan of
Operation................................................................... 21

Item 3. Controls and Procedures............................................. 30

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings................................................... 31

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds......... 31

Item 3. Defaults upon Senior Securities..................................... 31

Item 4. Submission of Matters to a Vote of Securities Holders............... 32

Item 5. Other Information................................................... 32

Item 6. Exhibits and Reports on Form 8-K.................................... 33

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

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

               NATIONAL REALTY AND MORTGAGE INC. AND SUBSIDIARIES
        (FORMERLY NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES)

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

               NATIONAL REALTY AND MORTGAGE INC. AND SUBSIDIARIES
        (FORMERLY NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSDIARIES)



       INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)





Balance Sheet as of December 31, 2005 (Unaudited)                            7

Statements of Operations for the Three Months
    Ended December 31, 2005 and 2004 (Unaudited)                             9

Statements of Cash Flows for the Three Months Ended
    December 31, 2005 and 2004 (Unaudited)                                  10

Notes to Condensed Consolidated Financial Statements (Unaudited)            11

               NATIONAL REALTY AND MORTGAGE INC. AND SUBSIDIARIES
        (FORMERLY NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES)
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                DECEMBER 31, 2005


                                     ASSETS
                                     ------





  Cash and cash equivalents                               $             266,368
  Fixed assets, net of depreciation                                      13,537
  Loan origination fees, net                                              1,373
  Loan receivable - others                                              114,600
  Mortgages receivable and other                                          5,835
                                                         -----------------------

TOTAL ASSETS                                              $             401,713
                                                         =======================

               NATIONAL REALTY AND MORTGAGE INC. AND SUBSIDIARIES
        (FORMERLY NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES)
           CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)(CONTINUED)
                                DECEMBER 31, 2005



                       LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                       ---------------------------------------

LIABILITIES
  Accounts payable and accrued expenses                                          $        341,890
  Debentures payable                                                                      199,202
  Notes and mortgages payable                                                              20,786
                                                                                ------------------

      TOTAL LIABILITIES                                                                   561,878
                                                                                ------------------


STOCKHOLDERS' (DEFICIT)
Preferred Stock, $.0000001 Par Value; 1,000,000,000                                             -
shares authorized and 0 shares issued and outstanding
  Common Stock, $.0000001 Par Value; 8,000,000,000 shares
    authorized and 6,462,895 shares issued and outstanding                                      1
  Common Stock  Class A Voting,  $.0000001  Par  Value;  1,000,000,000
    shares authorized and 666,667 shares issued and outstanding                                 -
  Additional Paid-in Capital                                                            8,225,517
  Accumulated Deficit                                                                  (8,385,683)
                                                                                ------------------

      TOTAL STOCKHOLDERS' (DEFICIT)                                                      (160,165)
                                                                                ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                                    $        401,713
                                                                                ==================

               NATIONAL REALTY AND MORTGAGE INC. AND SUBSIDIARIES
        (FORMERLY NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES)
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004

                                                         2005                   2004
                                                  -------------------    --------------------
OPERATING REVENUES
  Revenue                                           $              -       $           2,800

COST OF SALES                                                      -                       -
                                                  -------------------    --------------------

GROSS PROFIT                                                       -                   2,800
                                                  -------------------    --------------------

OPERATING EXPENSES
   Professional fees and compensation expenses               207,357                  44,233
   Bad debt                                                        -                   2,524
   Travel and automobile expenses                                  -                  15,368
   Telephone and utilities                                         -                     616
   Real estate taxes and property maintenance                    710                   2,198
   Office expenses                                            16,790                   1,700
   Miscellaneous                                               5,571                   8,531
   Depreciation and amortization                               8,893                   6,078
                                                  -------------------    --------------------
       TOTAL OPERATING EXPENSES                              239,321                  81,248
                                                  -------------------    --------------------

LOSS BEFORE OTHER INCOME (EXPENSE)                          (239,321)                (78,448)
                                                  -------------------    --------------------

OTHER INCOME (EXPENSE)
   Interest expense                                                -                 (21,900)
   Interest income                                                 -                   2,835
                                                  -------------------    --------------------
       TOTAL OTHER INCOME (EXPENSE)                                -                 (19,065)
                                                  -------------------    --------------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES                  (239,321)                (97,513)
  Provision for Income Taxes                                       -                       -
                                                  -------------------    --------------------

NET LOSS APPLICABLE TO COMMON SHARES               $        (239,321)     $          (97,513)
                                                  ===================    ====================

NET LOSS PER BASIC AND DILUTED SHARES              $           (0.04)     $            (0.02)
                                                  ===================    ====================

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                     6,462,895               6,462,895
                                                  ===================    ====================

               NATIONAL REALTY AND MORTGAGE INC. AND SUBSIDIARIES
        (FORMERLY NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES)
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004

                                                                  2005                   2004
                                                            ------------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net (Loss)                                               $       (239,321)      $        (97,513)
                                                            ------------------     ------------------
ADJUSTMENTS TO RECONCILE NET (LOSS) TO NET CASH
(USED IN) OPERATING ACTIVITIES:
     Depreciation and amortization                                      8,893                  6,077
     Common stock issued for compensation                             200,000                      -
  CHANGES IN ASSETS AND LIABILITIES:
     Increase in accounts payable and                                  23,901                      -
     and accrued expenses                                                   -                 (9,875)
                                                            ------------------     ------------------
     Total adjustments                                                232,794                 (3,798)
                                                            ------------------     ------------------

     NET CASH (USED IN) OPERATING ACTIVITIES                           (6,527)              (101,311)
                                                            ------------------     ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Decrease in investment securities                                       -                  2,523
    Loans receivable to/from others                                         -                 90,572
    (Increase) decrease in mortgages and notes receivable              31,647                 (2,349)
                                                            ------------------     ------------------

     NET CASH PROVIDED BY INVESTING ACTIVITIES                         31,647                 90,746
                                                            ------------------     ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net change in notes and mortgages payable                               -                 (4,064)
                                                            ------------------     ------------------
        NET CASH (USED IN) FINANCING ACTIVITIES                             -                 (4,064)
                                                            ------------------     ------------------

NET INCREASE (DECREASE) IN
    CASH AND CASH EQUIVALENTS                                          25,120                (14,629)

CASH AND CASH EQUIVALENTS -
    BEGINNING OF PERIOD                                               241,248                 25,020
                                                            ------------------     ------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                    $        266,368       $         10,391
                                                            ==================     ==================

SUPPLEMENTAL DISCLOSURE OF NON-CASH
   INFORMATION:
Compensation expense to officer                              $        200,000       $              -
                                                            ==================     ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

CASH PAID DURING THE PERIOD FOR:
    Interest expense                                         $              -       $          5,475
                                                            ==================     ==================

               NATIONAL REALTY AND MORTGAGE INC. AND SUBSIDIARIES
        (FORMERLY NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION
         --------------------------------------

         The condensed consolidated unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated unaudited financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual consolidated unaudited statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated unaudited financial statements be read in conjunction with the September 30, 2005 audited consolidated financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

               NATIONAL REALTY AND MORTGAGE INC. AND SUBSIDIARIES
        (FORMERLY NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004
                                   (UNAUDITED)


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

         In contemplation of the financing of this project, on April 12, 2001, Connecticut Acquisition, obtained a loan from accredited investors evidenced by its 8% Series A Senior Subordinated Convertible Redeemable Debentures due April 13, 2003 (the "Connecticut Acquisition Debentures"), which were convertible from time to time into shares of Connecticut Acquisition's Class A Common Stock. On May 8, 2001, following the acquisition of the Hebron Parcel, Connecticut Acquisition was merged into the Company. As a result, all rights and obligations of Connecticut Acquisition inured to the benefit of and became binding upon the Company. Pursuant to the merger, the Connecticut Acquisition Debentures were surrendered and canceled, and new debentures, identical to the Connecticut Acquisition Debentures, together with accompanying conversion rights into authorized but unissued shares of the Company's common stock, par value $.001 per share ("NRMS Common Stock"), were issued by the Company to the holders of the Connecticut Acquisition Debentures.

               NATIONAL REALTY AND MORTGAGE INC. AND SUBSIDIARIES
        (FORMERLY NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)
         --------------------------------------------------

         Pursuant to an agreement executed on December 26, 2001, made effective as of October 31, 2001 and a Statutory Warranty Deed dated October 31, 2001, the Company sold to Senior Adult Lifestyle, Inc ("Senior Adult Lifestyle") a related entity through common corporate officers, all of the rights, title and interest in (i) the Hebron Parcel; and (ii) contracts to purchase certain parcels of real property in Watertown, New Milford, Granby and East Windsor, Connecticut. As additional consideration for the conveyance to Senior Adult Lifestyle, the Company received on February 1, 2002, 20 million shares of common stock of Genesis Capital Corporation of Nevada ("Genesis"), the parent of Senior Adult Lifestyles. These shares were based on a value of $0.10 per share, the value the stock was trading for in October 2001, for an agreed consideration of $2 million. Should the value at the earlier of
         (a) the time the Company sells these shares or (b) the expiration of three years from the date of the conveyance fall below $2 million, Genesis agreed to issue to the Company, additional shares of Genesis
         Common Stock to make up the difference in value. The value of the Genesis Common Stock was $.009 ($180,000) on February 1, 2002. Genesis subsequently defaulted on the agreement to issue additional shares, following which the agreement was rescinded.

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

         The Company with its name change in fiscal 2005 changed its trading symbol from NRES to NRMG.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

         Principles of Consolidation

         The condensed consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

               NATIONAL REALTY AND MORTGAGE INC. AND SUBSIDIARIES
        (FORMERLY NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004
                                   (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

         Use of Estimates

         The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

               NATIONAL REALTY AND MORTGAGE INC. AND SUBSIDIARIES
        (FORMERLY NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004
                                   (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

         Fixed Assets

         Fixed assets are stated at cost. Depreciation is computed primarily using the straight-line method over the estimated useful life of the assets.

         Equipment and other                               5 to 7 Years
         Vehicles                                            5 Years

         Income Taxes

         The income tax benefit is computed on the pretax loss based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates.

         Advertising

         Costs of advertising are expensed as incurred. Advertising costs were $0 and $2,130 for the three months ended December 31, 2005 and 2004, respectively.

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

               NATIONAL REALTY AND MORTGAGE INC. AND SUBSIDIARIES
        (FORMERLY NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004
                                   (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

         The following is a reconciliation of the computation for basic and diluted EPS:

                                                                    DECEMBER 31,          DECEMBER 31,
                                                                        2005                  2004
                                                                 -------------------    ------------------
Net (Loss)                                                        $        (239,321)     $        (97,313)
                                                                 -------------------    ------------------

Weighted-average common shares outstanding (Basic)                        6,462,895             6,462,895

Weighted-average common stock equivalents:
  Stock options                                                                   -                     -
  Warrants                                                                        -                     -

                                                                 -------------------    ------------------
Weighted-average common shares outstanding (Diluted)                      6,462,895             6,462,895
                                                                 ===================    ==================

         Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive.

         There are no options and warrants outstanding to purchase stock at December 31, 2005.

         Fair Value of Financial Instruments

         The carrying amount reported in the condensed consolidated balance sheet for cash and cash equivalents, mortgages receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for notes and mortgages payable approximates fair value because, in general, the fair value of the notes and mortgages payable is estimated based on interest rates for the same or similar debt offered to the Company having the same or similar remaining maturities and collateral requirements.

         Loan Origination Fees

         Represent fees in connection with obtaining mortgages on the various properties. The loan origination fees are being amortized straight-line over a two-year period. Amortization expense for the three months ended December 31, 2005 and 2004 is $3,263 and $3,263, respectively.

               NATIONAL REALTY AND MORTGAGE INC. AND SUBSIDIARIES
        (FORMERLY NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004
                                   (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

         Recent Accounting Pronouncement

         In August  2001,  the FASB issued  Statement  of  Financial  Accounting
         Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), that is applicable to the financial statements issued for fiscal years beginning after December 15, 2001. The FASB'S new rules on asset impairment supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations".

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

         Reclassifications

         Certain amounts for the three months ended December 31, 2004 have been reclassified to conform to the presentation of the December 31, 2005 amounts. The reclassifications have no effect on the net (loss) for the three months ended December 31, 2005.

NOTE 3 - MORTGAGES RECEIVABLE AND OTHER
         ------------------------------

         Represents amounts due from individuals who purchased property from the Company and other various amounts due the Company. Amounts due at December 31, 2005 is $5,835.

NOTE 4 - FIXED ASSETS
         ------------

         Fixed assets consist of the following at December 31, 2005:

                                                                     2005
                                                               ----------------
         Office equipment and other                             $       30,968
         Vehicles                                                       31,508
                                                               ----------------
                                                                        62,476
         Less: Accumulated Depreciation                                (48,939)
                                                               ----------------

                                          Total                 $       13,537
                                                               ================

         Depreciation expense was $5,630 and $2,815 for the three months ended December 31, 2005 and 2004, respectively.

               NATIONAL REALTY AND MORTGAGE INC. AND SUBSIDIARIES
        (FORMERLY NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004
                                   (UNAUDITED)

NOTE 5 - NOTES AND MORTGAGES PAYABLE
         ---------------------------

         Notes and mortgages payable consist of the following at December 31, 2005:

                                                                     2005
                                                                --------------

         Open credit line with a bank with interest at
         8.50% unsecured.                                        $        786

         Advance payable on demand to an officer at 6%
         interest per annum.  Interest waived.                         20,000
                                                                --------------

                     Total                                       $     20,786
                                                                ==============


NOTE 6 - CONVERTIBLE DEBENTURES PAYABLE
         ------------------------------

         The Company has convertible debentures outstanding at December 31, 2005 in the amount of $199,202. These debentures accrue interest at 8% per annum. These debentures mature along with the related interest at November 2003. The debentures are convertible at the investors' discretion pursuant to the convertible debenture agreement. As of December 31, 2005 these debentures are in default. The investors have not contacted the Company about the new payment terms.

NOTE 7 - ACQUISITIONS
         ------------

         On February 10, 2000, the Company acquired MAS XV Acquisitions Corp. for 1,500,000 shares of its common stock valued at $.19 per share or $285,000. Additionally, on April 1, 2000, the Company acquired 80% of the Encore Services, Inc. for 250,000 shares of its common stock valued at $33,750. The Company restated its September 30, 2000 consolidated financial statements and expensed the entire amounts of these acquisitions because they were determined to have no value. Both companies had no assets or liabilities upon purchase.

         On May 8, 2001, the Company merged with Connecticut Acquisition upon the acquisition of the Hebron Parcel. This Hebron parcel was subsequently conveyed on October 31, 2001 to Genesis Capital Corporation of Nevada, an entity related to the Company through common officers and directors. (Upon the acquisition of the Hebron parcel)

         DC Power merged into the Company on November 1, 2001.

               NATIONAL REALTY AND MORTGAGE INC. AND SUBSIDIARIES
        (FORMERLY NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004
                                   (UNAUDITED)

NOTE 8 - CONTINGENCY/UNCERTAINTY
         -----------------------

         The Company during the year ended September 30, 2001 became aware that some or all of the capital changes were not validly adopted by the Company's board of directors, approved by the Company's shareholders, or filed with the Secretary of State of the State of Nevada as required by the laws of the State of Nevada. As a result, it appears that the Company never has been authorized to issue more than 1,000,000 shares of its common stock. All shares of the Company's common stock issued in excess of 1,000,000 shares appear to have been issued in excess of the Company's authorized amount, therefore, these shares have been reclassified to temporary equity (See Notes 9 and 11).

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

         The Company has reclassified certain amounts from temporary equity to permanent stockholders' equity after curing the over issuances of its common stock pursuant to Section 13 of the Securities Act on November 17, 2005.

NOTE 9 - TEMPORARY EQUITY
         ----------------

         The Company had recorded on its balance sheet as a temporary equity account for those securities issued that may not be in compliance with the registration provisions of Section 5 of the Securities Act of 1933, as amended and for the issuance of common stock issued above its authorized amount. All related amounts that were previously included in common stock and additional paid-in capital of the permanent stockholders' equity (deficit) section were reclassified to temporary equity as their redemption may not be solely within the control of the issuer. On November 17, 2005 the over issuance problems were cured and all temporary equity amounts were moved to permanent equity.

         Temporary equity at October 31, 2005 was $4,417,938. Substantially all the shares issued in connection with the conversion of debentures were reclassified as temporary equity. The over issuances problem was cured November 17, 2005 and all temporary equity moved to permanent equity.

               NATIONAL REALTY AND MORTGAGE INC. AND SUBSIDIARIES
        (FORMERLY NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004
                                   (UNAUDITED)


NOTE 10 - STOCKHOLDERS' EQUITY (DEFICIT)
          ------------------------------

         As of December 31, 2005, there were 8,000,000,000 shares authorized, and 6,462,895 shares issued and outstanding of the Company's common stock with a par value of $.0000001.

         The Company issued 843,265,695 shares of common stock for the year ended September 30, 2002. These shares were recorded in temporary equity along with 1,094,300,351 shares of common stock from fiscal 2001, which have been reclassified to temporary equity (See Note 9). All of the 843,265,695 shares of common stock issued were issued in excess of authorized limits.

         As of December 31, 2005, there were 1,000,000,000 shares authorized, and 666,667 issued and outstanding of the Company's Class A Voting common stock with a par value of $.0000001.

         As of December 31, 2005, there were 1,000,000,000 shares authorized and 0 shares issued and outstanding of the Company's preferred stock with a par value of $.0000001.

         On December 19, 2005, the Company effected a reverse stock split of the Company's capital stock, whereby every 300 shares of capital stock were combined and converted into one share of capital stock and the Company's common stock began to trade on a split adjusted basis.

NOTE 11 - INCOME TAXES
          ------------

         The net deferred tax assets in the accompanying condensed consolidated balance sheet include the following components at December 31, 2005:

                                                                     2005
                                                              -----------------

                Deferred tax assets                            $     2,515,705
                Deferred tax valuation allowance                    (2,515,705)
                                                              -----------------

                Net deferred tax assets                        $             -
                                                              =================



         Due to the  uncertainty  of utilizing  approximately  $8,385,683 in net
         operating   losses,   and  recognizing  the  deferred  tax  assets,  an
         offsetting valuation allowance has been established.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND THE NOTES TO THOSE STATEMENTS AND OTHER FINANCIAL INFORMATION APPEARING ELSEWHERE IN THIS REPORT.

                                   Background

         National Realty and Mortgage, Inc. (the "Company") f/k/a/ National Residential Properties, Inc., was originally incorporated in the State of Nevada on October 18, 1971 under the name of Mister Las Vegas, Inc. On December 15, 1994, the Company merged with a privately owned company, National Rehab Properties, Inc., a Florida corporation formed on October 1, 1993. The surviving Nevada corporation changed its name to National Rehab Properties, Inc. and became authorized to conduct business in the State of Florida on August 17, 1995. On October 10, 2000, the Company changed its name to National Residential Properties, Inc. And in November 2005 the Company changed its name to National Realty and Mortgage, Inc.

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

         The Company's common stock is quoted on the OTC Bulletin Board. In fiscal 2005 the Company changed its trading symbol from "NRES" to "NRMG".

         The following presentation of management's discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements, the accompanying notes thereto and other financial information appearing elsewhere in this report. This section and other parts of this report contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements.

                              RESULTS OF OPERATIONS

                THREE MONTHS ENDED DECEMBER 31, 2005 COMPARED TO
                      THREE MONTHS ENDED DECEMBER 31, 2004

Revenues

Revenues were $0.00 for the three months ended December 31, 2005, as compared to $2800.00 for the three months ended December 31, 2004.

Cost Of Revenues

Cost of revenues was $0.00 for the three months ended December 31, 2005, as compared to $0.00 for the three months ended December 31.

Operating Expenses

Operating expenses for the three months ended December 31, 2005 were $239,321 compared to $81,248 for the three months ended December 31, 2004.

Loss From Operations

Loss from operations for the three months ended December 31, 2005 was $239,321 compared to $97,513 for the three months ended December 31, 2004.

Interest Expense

Interest expense was $0.00 and $21,900 for the three months ended December 31, 2005 and 2004, respectively.

Net Loss Applicable To Common Stock

Net loss per share applicable to Common Stock was $0.04 for the three months ended December 31, 2005, compared to $0.02 for the three months ended December 31, 2004.

                         LIQUIDITY AND CAPITAL RESOURCES

         To date, the Company has financed its operations primarily through mortgage debt and the issuance of the NRMG Debentures. At December 31, 2005, the Company had $266,368 in cash and cash equivalents.

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

                               RECENT DEVELOPMENTS

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

         As such, as of December 31, 2005, it appeared that the Company had only 1 million shares of NRMG Common Stock authorized, and the majority of the validly issued shares were held by Richard and Pamela Astrom as tenants by the entireties. As of December 31, 2005, the Company believed a majority of the Company's validly issued and then outstanding shares and the board of directors could cure and ratify the overissuances of stock and the aforementioned changes in capital structure. Until that time, the Company believed it could be liable to the holders of the NRMG Common Stock issued in excess of the authorized amount.

         As of December 31, 2005, the Company also believed the issuance of Class A common stock to Christopher Astrom in 1999 was not authorized as an amendment to the Company's articles of incorporation was never filed with the Secretary of State of the State of Nevada. As of December 31, 2005, the Company believed the recipient of the unauthorized shares, Christopher Astrom, could have a claim against the Company for damages, but thought it was unlikely that Christopher Astrom would file a claim against the Company as he is an officer, director and principal shareholder of the Company. Also, as discussed below, as of December 31, 2005, the Company's board of directors and the holders of a majority of its validly issued and then outstanding shares intended to authorize the creation of Class A common stock and issue shares to Christopher Astrom.

         It came to the Company's attention that, as a result of the conversion of the debentures issued by the Company into NRMG Common Stock, coupled with the decrease in the trading price of NRMG Common Stock, investors were entitled to more shares of NRMG Common Stock than were authorized under the Articles. As a result, as of September 30, 2005, the Company had 1,938,566,046 shares of NRMG Common Stock issued, which exceeded the number of shares authorized. As stated above, the Company believed the holders of a majority of the Company's validly issued and then outstanding shares (Richard and Pamela Astrom) and the board of directors could cure and ratify the overissuances of stock. If this could not be accomplished, the Company could have been liable to the holders of the NRMG Common Stock issued in excess of the authorized amount in an amount equal to 1,937,566,046 shares (the number of shares issued in excess of the amount authorized) multiplied by the price each such share was issued for (which ranged from approximately $.0001 to $5.4 per share). These holders could demand the issuance of the shares in excess of the Company's authorized amount be rescinded, causing the Company to purchase the shares at the price at which they were sold. The overissuance, together with the Company's inability to increase its authorized number of shares, eliminated the Company's ability to raise capital through issuances of publicly registered securities. As of December 31, 2005, the Company believed it would be unable to continue trading NRMG Common Stock or increase its capital resources through selling publicly registered securities until the overissuance is cured and the Company increases the authorized number of shares of NRMG Common Stock. The Company's officers and directors may have also violated their fiduciary duties to the Company by permitting the Company to issue shares in excess of its authorized amount and by not having sufficient shares available upon the conversion of the debentures issued by the Company.

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

THE COMPANY MAY HAVE VIOLATED THE FEDERAL PROXY RULES

         At the time of its incorporation, the Company had 1 million shares of its common stock authorized. Since that time, the Company believed it had effected the 1994 Stock Split, the 1999 Reverse Stock Split, the 40 Million Share Increase, the 250 Million Share Increase, the 750 Million Share Increase and the 1.5 Billion Share Increase. However these changes in capital structure had not been validly adopted by the Company's board of directors, approved by the Company's shareholders or filed with the Secretary of State of the State of Nevada, as required by the laws of the State of Nevada. The Company may have violated the federal proxy rules by either (i) not obtaining the requisite shareholder approval to effect these changes or (ii) not providing shareholders with an Information Statement on Schedule 14C. As of December 31, 2005 these potential violations were cured. As of December 31, 2005 the Company has obtained proper shareholder approval, provided proper notice to the shareholders with an Information Statements on Schedule 14C and the changes to the capital structure have been filed with the Secretary of State of the State of Nevada.

THE COMPANY MAY NOT BE ABLE TO RAISE ADDITIONAL CAPITAL

         Though the Company was able to increase its authorized capital to 10 billion shares October 17, 2005, there can be no assurance that the Company will be able to raise additional capital on a debt or equity basis.

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

THE COMPANY MAY BE SUBJECT TO PENNY STOCK REGULATIONS AND REQUIREMENTS FOR LOW PRICED STOCK

         The SEC adopted regulations which generally define a "penny stock" to be any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Based upon the price of the Company's common stock as currently traded on the OTC Bulletin Board, the Company's common stock is subject to Rule 15g-9 under the Exchange Act which imposes additional sales practice requirements on broker-dealers which sell securities to persons other than established customers and "accredited investors." For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received a purchaser's written consent to the transaction prior to sale. Consequently, this rule may have a negative effect on the ability of stockholders to sell common shares of the Company in the secondary market.

ADDITIONAL DEBT, CONVERTIBLE DEBT, OR EQUITY FINANCING MAY EFFECT ABILITY OF INVESTORS TO SELL COMMON STOCK

         The Company's common stock currently trades on the OTC Bulletin Board. Stocks trading on the OTC Bulletin Board generally attract a smaller number of market makers and a less active public market and may be subject to significant volatility. If the Company raises additional capital from the sale of the Company's common stock, the market price could drop and the ability of investors to sell the Company's common stock could be diminished.

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

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         The Company is not a party to any pending legal proceedings nor is any of the Company's property the subject of any pending legal proceedings.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         On November 15, 2005, the Company reported: (i) that it issued 200 million shares of the Company's Class A common stock, $0.0000001 par value per share to Christopher Astrom. Each share of Class A Common Stock is convertible at the option of the holder into 20 shares of common stock. The purpose of the issuance was to remunerate Mr. Astrom for the 1 million shares of Class A common stock the Company intended to issue him when the Company's stock was more valuable and to compensate Mr. Astrom for services rendered to the Company as chief financial officer for the past three fiscal years. The Company relied on
Section 4(2) of the Securities Act of 1933, as amended as an exemption from the registration requirements of Section 5 of the Securities Act, in that this issuance constitutes a transaction by the Company not involving any public offering; (ii) that it approved and adopted Amended and Restated Bylaws of the Company

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         See the discussion in "RISK FACTORS - RISKS RELATED TO LEGAL UNCERTAINTIES"

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

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

ITEM 5. OTHER INFORMATION

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

EXHIBIT
NUMBER            DESCRIPTION
------- ------------------------------------------------------------------------

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Sec tion 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to Sec tion 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to Sec tion 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

         1. On December 19, 2005 the Company filed Form 8-K reporting its reverse stock split of its chares of common stock.

         2. On November 17, 2005, the Company reported the record date for a reverse stock split of the shares of the Company's capital stock.

         3. On November 15, 2005, the Company reported: (i) that it issued 200 million shares of the Company's Class A common stock, $0.0000001 par value per share to Christopher Astrom. Each share of Class A Common Stock is convertible at the option of the holder into 20 shares of common stock. The purpose of the issuance was to remunerate Mr. Astrom for the 1 million shares of Class A common stock the Company intended to issue him when the Company's stock was more valuable and to compensate Mr. Astrom for services rendered to the Company as chief financial officer for the past three fiscal years. The Company relied on
Section 4(2) of the Securities Act of 1933, as amended as an exemption from the registration requirements of Section 5 of the Securities Act, in that this issuance constitutes a transaction by the Company not involving any public offering; (ii) that it approved and adopted Amended and Restated Bylaws of the Company.


SIGNATURES

In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed by the undersigned, thereunto duly authorized.


National Realty and Mortgage, Inc.

Date: February 14, 2006

By: /s/ RICHARD ASTROM
-----------------------------
Richard Astrom
Chief Executive Officer