Form 10QSB
period 2006-03-31
NATIONAL REALTY & MORTGAGE INC
filed 2006-05-12
CIK 1096840

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        --------------------------------
                                   FORM 10-QSB
                        --------------------------------

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended March 31, 2006

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For The Transition Period from __________ To _________

                         Commission file number 0-27159

                       National Realty and Mortgage, Inc.
        ----------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                   Nevada                                65-0439467
         ---------------------------------------------------------------
         (State or Other Jurisdiction                (I.R.S. Employer
               of Incorporation                   Identification Number)

              One NE First Avenue, Suite 205, Ocala, Florida 34470
        ----------------------------------------------------------------
                    (Address of principal executive offices)

                                 (352) 867-5183
        ----------------------------------------------------------------
                            Issuer's telephone number

                      National Residential Properties, Inc.
         ---------------------------------------------------------------
              (Former Name, former address and former fiscal year,
                          if changed since last report)

Check whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes |X| No |_|

    APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court
Yes [ ]   No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         As of May 10, 2006, there were 6,462,895 shares of the Registrant's Common Stock, $0.0000001 par value per share, outstanding.

Transitional Small Business Disclosure Format Yes |_| No |X|

                       National Realty and Mortgage, Inc.

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements. ..............................................  4

Item 2. Management's Discussion and Analysis or Plan of
        Operation........................................................... 20

Item 3. Controls and Procedures............................................. 28

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings................................................... 29

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds......... 29

Item 3. Defaults upon Senior Securities..................................... 29

Item 4. Submission of Matters to a Vote of Securities Holders............... 29

Item 5. Other Information................................................... 29

Item 6. Exhibits and Reports on Form 8-K.................................... 29

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


                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

               NATIONAL REALTY AND MORTGAGE INC. AND SUBSIDIARIES
        (FORMERLY NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES)

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2006 AND 2005

               NATIONAL REALTY AND MORTGAGE INC. AND SUBSIDIARIES
        (FORMERLY NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSDIARIES)



       INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)





Balance Sheet as of March 31, 2006 (Unaudited)                                7

Statements of Operations for the Six and Three Months
    Ended March 31, 2006 and 2005 (Unaudited)                                 8

Statements of Cash Flows for the Six Months Ended
   March 31, 2006 and 2005 (Unaudited)                                        9

Notes to Condensed Consolidated Financial Statements (Unaudited)             10

               NATIONAL REALTY AND MORTGAGE INC. AND SUBSIDIARIES
        (FORMERLY NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES)
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                 MARCH 31, 2006


                                     ASSETS
                                     ------

  Cash and cash equivalents                                          $         20,948
  Fixed assets, net of depreciation                                            11,242
  Loan receivable - related parties                                            61,820
  Mortgages receivable and other                                                5,435
                                                                    ------------------

TOTAL ASSETS                                                         $         99,445
                                                                    ==================

                       LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                       ---------------------------------------

LIABILITIES
  Accounts payable and accrued expenses                              $         88,333
  Debentures payable                                                          199,202
  Notes and mortgages payable                                                  20,786
                                                                    ------------------

      TOTAL LIABILITIES                                                       308,321
                                                                    ------------------


STOCKHOLDERS' (DEFICIT)
Preferred Stock, $.0000001 Par Value; 1,000,000,000
shares authorized and 0 shares issued and outstanding                               -
  Common Stock, $.0000001 Par Value; 8,000,000,000 shares
    authorized and 6,472,766 shares issued and outstanding                          1
  Common Stock Class A Voting, $.0000001 Par Value; 1,000,000,000
      shares authorized and 666,667 shares issued and outstanding                  20
  Additional Paid-in Capital                                                8,045,517
  Accumulated Deficit                                                      (8,254,394)
                                                                    ------------------

      TOTAL STOCKHOLDERS' (DEFICIT)                                          (208,876)
                                                                    ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                        $         99,445
                                                                    ==================

               NATIONAL REALTY AND MORTGAGE INC. AND SUBSIDIARIES
        (FORMERLY NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES)
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
           FOR THE SIX AND THREE MONTHS ENDED MARCH 31, 2006 AND 2005

                                                                 SIX MONTHS ENDED                        THREE MONTHS ENDED
                                                                    MARCH 31,                                 MARCH 31,
                                                           2006                 2005                 2006                2005
                                                    -------------------  --------------------  ------------------  -----------------
OPERATING REVENUES
  Revenue                                            $               -    $            2,800    $              -    $             -

COST OF SALES                                                        -                     -                   -                  -
                                                    -------------------  --------------------  ------------------  -----------------
GROSS PROFIT                                                         -                 2,800                   -                  -
                                                    -------------------  --------------------  ------------------  -----------------

OPERATING EXPENSES
   Professional fees and compensation expenses                  31,589               107,157               4,232             62,924
   Bad debt                                                          -                 2,524                   -                  -
   Travel and automobile expenses                                    -                15,368                   -                  -
   Telephone and utilities                                           -                   616                   -                  -
   Real estate taxes and property maintenance                    5,460                 2,198               4,750                  -
   Office expenses                                              41,176                 2,886              24,384              1,186
   Miscellaneous                                                 5,598                12,483                  27              3,952
   Depreciation and amortization                                12,562                12,156               3,669              6,078
                                                    -------------------  --------------------  ------------------  -----------------
       TOTAL OPERATING EXPENSES                                 96,385               155,388              37,062             74,140
                                                    -------------------  --------------------  ------------------  -----------------

(LOSS) BEFORE OTHER INCOME (EXPENSE)                           (96,385)             (152,588)            (37,062)           (74,140)
                                                    -------------------  --------------------  ------------------  -----------------

OTHER INCOME (EXPENSE)
   Other income-forgiveness of debt                            102,953                     -             102,953                  -
   Bad debt                                                   (114,600)                                 (114,600)
   Interest expense                                                  -               (25,735)                  -             (3,835)
   Interest income                                                   -                 4,135                   -              1,300
                                                    -------------------  --------------------  ------------------  -----------------
       TOTAL OTHER INCOME (EXPENSE)                            (11,647)              (21,600)            (11,647)            (2,535)
                                                    -------------------  --------------------  ------------------  -----------------

NET INCOME (LOSS) BEORE PROVISION FOR INCOME TAXES            (108,032)             (174,188)            (48,709)           (76,675)
  Provision for Income Taxes                                         -                     -                   -                  -
                                                    -------------------  --------------------  ------------------  -----------------

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES        $        (108,032)   $         (174,188)   $        (48,709)   $       (76,675)
                                                    ===================  ====================  ==================  =================

NET (LOSS) PER BASIC AND DILUTED SHARES              $           (0.02)   $            (0.17)   $           0.02    $         (0.08)
                                                    ===================  ====================  ==================  =================

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                       6,472,766             6,472,766           6,472,766          6,472,766
                                                    ===================  ====================  ==================  =================

               NATIONAL REALTY AND MORTGAGE INC. AND SUBSIDIARIES
        (FORMERLY NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES)
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE SIX MONTHS ENDED MARCH 31, 2006 AND 2005

                                                                          2006                 2005
                                                                    ------------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net (Loss)                                                       $       (108,032)   $        (174,188)
                                                                    ------------------  -------------------
ADJUSTMENTS TO RECONCILE NET (LOSS) TO NET CASH
PROVIDED BY (USED IN) OPERATING ACTIVITIES:
     Depreciation and amortization                                             12,562               12,156
     Bad debt                                                                 114,600                    -
     Forgiveness of debt                                                     (102,953)                   -
     Common stock issued for compensation                                      20,000                    -

CHANGES IN ASSETS AND LIABILITIES:
     Decrease in loan receivable - others                                           -              116,600
     Increase (Decrease) in accounts payable and accrued expenses            (126,703)              47,482
     (Increase) Decrease in mortgage receivable and others                     32,047               (3,249)
     Decrease in investment securities                                              -                2,523
                                                                    ------------------  -------------------
     Total adjustments                                                        (50,447)             175,512
                                                                    ------------------  -------------------

     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                     (158,479)               1,324
                                                                    ------------------  -------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    (Increase) in mortgages, or advances                                      (61,821)              (8,260)
                                                                    ------------------  -------------------

     NET CASH  (USED IN) INVESTING ACTIVITIES                                 (61,821)              (8,260)
                                                                    ------------------  -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net change in notes and mortgages payable                                       -              (14,997)
                                                                    ------------------  -------------------
        NET CASH (USED IN) FINANCING ACTIVITIES                                     -              (14,997)
                                                                    ------------------  -------------------

NET (DECREASE) IN
    CASH AND CASH EQUIVALENTS                                                (220,300)             (21,933)

CASH AND CASH EQUIVALENTS -
    BEGINNING OF PERIOD                                                       241,248               25,020
                                                                    ------------------  -------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                            $         20,948    $           3,087
                                                                    ==================  ===================

SUPPLEMENTAL DISCLOSURE OF NON-CASH
   INFORMATION:
Compensation expense to officer                                      $         20,000    $               -
                                                                    ==================  ===================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

CASH PAID DURING THE PERIOD FOR:
    Interest expense                                                 $              -    $          25,735
                                                                    ==================  ===================

               NATIONAL REALTY AND MORTGAGE INC. AND SUBSIDIARIES
        (FORMERLY NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2006 AND 2005
                                   (UNAUDITED)

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

         These condensed consolidated unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the condensed consolidated operations, changes in permanent stockholders equity (deficit), and cash flows for the periods presented.

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

               NATIONAL REALTY AND MORTGAGE INC. AND SUBSIDIARIES
        (FORMERLY NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2006 AND 2005
                                   (UNAUDITED)

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

               NATIONAL REALTY AND MORTGAGE INC. AND SUBSIDIARIES
        (FORMERLY NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2006 AND 2005
                                   (UNAUDITED)

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

               NATIONAL REALTY AND MORTGAGE INC. AND SUBSIDIARIES
        (FORMERLY NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2006 AND 2005
                                   (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

         USE OF ESTIMATES
         ----------------

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

               NATIONAL REALTY AND MORTGAGE INC. AND SUBSIDIARIES
        (FORMERLY NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2006 AND 2005
                                   (UNAUDITED)

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

         (LOSS) PER SHARE OF COMMON STOCK
         --------------------------------

         Historical net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share
         (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted loss per share when the Company reported a loss because to do so would be antidilutive for periods presented.

               NATIONAL REALTY AND MORTGAGE INC. AND SUBSIDIARIES
        (FORMERLY NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2006 AND 2005
                                   (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

         The following is a reconciliation of the computation for basic and diluted EPS:

                                                                     MARCH 31,              MARCH 31,
                                                                        2006                  2005
                                                                 -------------------    ------------------

Net (Loss)                                                        $        (108,032)     $       (174,188)
                                                                 -------------------    ------------------

Weighted-average common shares outstanding (Basic)                        6,472,766             6,472,766

Weighted-average common stock equivalents:
  Stock options                                                                   -                     -
  Warrants                                                                        -                     -

                                                                 -------------------    ------------------
Weighted-average common shares outstanding (Diluted)                      6,472,766             6,472,766
                                                                 ===================    ==================

         Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive.

         There are no options and warrants outstanding to purchase stock at March 31, 2006.

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

         LOAN ORIGINATION FEES
         ---------------------

         Represent fees in connection with obtaining mortgages on the various properties. The loan origination fees are being amortized straight-line over a two-year period. Amortization expense for the six months ended March 31, 2006 and 2005 is $4,636 and $6,526, respectively.

               NATIONAL REALTY AND MORTGAGE INC. AND SUBSIDIARIES
        (FORMERLY NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2006 AND 2005
                                   (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

         RECLASSIFICATIONS
         -----------------

         Certain amounts for the six months ended March 31, 2005 have been reclassified to conform to the presentation of the March 31, 2006 amounts. The reclassifications have no effect on the net (loss) for the six months ended March 31, 2006.

NOTE 3 - MORTGAGES RECEIVABLE AND OTHER
         ------------------------------

         Represents amounts due from individuals who purchased property from the Company and other various amounts due the Company. Amounts due at March 31, 2006 is $5,435.

NOTE 4 - FIXED ASSETS
         ------------

         Fixed assets consist of the following at March 31, 2006:

                                                                      2006
                                                                 ------------
         Office equipment and other                               $   30,968
         Vehicles                                                     31,508
                                                                 ------------
                                                                      62,476
         Less: Accumulated Depreciation                              (51,234)
                                                                 ------------

                                          Total                   $   11,242
                                                                 ============

         Depreciation expense was $7,926 and $5,630 for the six months ended March 31, 2006 and 2005, respectively.

               NATIONAL REALTY AND MORTGAGE INC. AND SUBSIDIARIES
        (FORMERLY NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2006 AND 2005
                                   (UNAUDITED)

NOTE 5 - NOTES AND MORTGAGES PAYABLE
         ---------------------------

         Notes and mortgages payable consist of the following at March 31, 2006:

                                                                     2006
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
                                                                ==============


NOTE 6 - CONVERTIBLE DEBENTURES PAYABLE
         ------------------------------

         The Company has convertible debentures outstanding at March 31, 2006 in the amount of $199,202. These debentures accrue interest at 8% per annum. These debentures mature along with the related interest at November 2003. The debentures are convertible at the investors' discretion pursuant to the convertible debenture agreement. As of March 31, 2006 these debentures are in default. The investors have not contacted the Company about the new payment terms.

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

               NATIONAL REALTY AND MORTGAGE INC. AND SUBSIDIARIES
        (FORMERLY NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2006 AND 2005
                                   (UNAUDITED)


NOTE 8 - STOCKHOLDERS' EQUITY (DEFICIT)
         ------------------------------

         As of March 31, 2006, there were 8,000,000,000 shares authorized, and 6,472,766 shares issued and outstanding of the Company's common stock with a par value of $.0000001.

         As of March 31, 2006, there were 1,000,000,000 shares authorized, and 666,667 issued and outstanding of the Company's Class A Voting common stock with a par value of $.0000001.

         As of March 31, 2006, there were 1,000,000,000 shares authorized and 0 shares issued and outstanding of the Company's preferred stock with a par value of $.0000001.

         On December 19, 2005, the Company effected a reverse stock split of the Company's capital stock, whereby every 300 shares of capital stock were combined and converted into one share of capital stock and the Company's common stock began to trade on a split adjusted basis.

         On November 15th the company in conjunction with the issuance of 666,667 Class A Voting common stock recognized an expense of $20,000 which represented the fair market value of the stock.

NOTE 9 - INCOME TAXES
         ------------

         The net deferred tax assets in the accompanying condensed consolidated balance sheet include the following components at March 31, 2006:

                                                                2006
                                                          -----------------

         Deferred tax assets                               $     2,476,318
         Deferred tax valuation allowance                       (2,476,318)
                                                          -----------------

         Net deferred tax assets                           $             -
                                                          =================



         Due to the uncertainty of utilizing approximately $8,254,394 in net operating losses, and recognizing the deferred tax assets, an offsetting valuation allowance has been established.

               NATIONAL REALTY AND MORTGAGE INC. AND SUBSIDIARIES
        (FORMERLY NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2006 AND 2005
                                   (UNAUDITED)


NOTE 10 - RELATED PARTY TRANSACTIONS
          --------------------------

The company wrote off $114,600 of receivables due to it from a related corporation and conversely took into income $102,953 of debt forgiven by a related entity. The net effect for the quarter was to increase expense by $11,647.


NOTE 11 - PRIOR PERIOD ADJUSTMENT
          -----------------------

The company in the first quarter 2006 recorded the fair market of stock issued as $200,000 instead of $20,000. The company has reduced compensation expense accordingly for the six months ended March 31, 2006.

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

         From 1993 until 1999, the Company's business concentrated on investing in and revitalizing single family homes in established older residential neighborhoods in urban areas. The Company either bought single unit vacant properties and built single family homes on them, or bought abandoned homes which the Company then renovated and sold. During 1999, while retaining its efforts in the renovation of urban single family homes as one aspect of its business, the Company entered a second phase of business; the development, construction and ownership of multifamily housing projects. In its 2004 fiscal year, the Company commenced operations as a mortgage lender.

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

         Given the foregoing, the Company attempted to determine the majority owners of the validly issued shares of NRMG Common Stock. The Company discovered that Richard Astrom and Pamela Gay Astrom, tenants by the entireties, were issued a substantial block of shares shortly after the Company merged with National Rehab Properties, Inc. in 1995. These shares consisted of the majority of the Company's validly issued outstanding shares. After their initial issuance, approximately 22% of these shares were transferred by Mr. and Mrs. Astrom to their family members, and were then resold into the public market. While Mr. and Mrs. Astrom did transfer these shares, the Company's assumption is that, because the shares are largely fungible, the shares transferred by Mr. and Mrs. Astrom were those issued in excess of the Company's authorized amount and that the validly issued shares were still held by Mr. and Mrs. Astrom.

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

         4. To amend the Company's articles of incorporation to affect a 1 for 300 reverse split of the Company's capital stock.

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

On December 19, 2005, the Company affected a reverse stock split of the shares of the Company's capital stock, whereby every 300 shares of capital stock were combined and converted into one share of capital stock and the Company's common stock began to trade on a split adjusted basis. The record date for the 2005 Reverse Stock Split was December 6, 2005. As of January 6, 2006, there were 6,462,895 shares of common stock issued and outstanding and 666,667 shares of Class A common stock issued and outstanding.

Current Operations

From 1999 until 2002, the Company's business focused on residential real estate development and building construction services, and in particular on acquiring properties suitable for development as multifamily housing or multiple unit single family development tracts. In its 2004 fiscal year, the Company commenced operations as a mortgage lender. The Company plans to continue Its real estate development business in tandem with its mortgage lending business to the extent appropriate development opportunities present themselves and become available to the Company. However, the Company has not been actively marketing or seeking out opportunities in either business line.

In October 2003, the Company began lending money to individuals in the form of mortgage notes. The Company acted as a broker on some of these transactions and received loan origination fees for its services. The Company has not funded a new loan for over one year and all but two of the previous funded loans have been repaid.

The Company's common stock is quoted on the OTC Bulletin Board under the trading symbol "NRMG".

The following presentation of management's discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements, the accompanying notes thereto and other financial information appearing elsewhere in this report. This section and other parts of this report contain forward looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward looking statements.

RESULTS OF OPERATIONS

                  THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO
                        THREE MONTHS ENDED MARCH 31, 2005

Revenues

Revenues were $0.00 for the three months ended March 31, 2006, as compared to $0.00 for the three months ended March 31, 2005.

Cost Of Revenues

Cost of revenues was $0.00 for the three months ended March 31, 2006, as compared to $0.00 for the three months ended March 31, 2005.

Operating Expenses

Operating expenses for the three months ended December 31, 2006 were $37,062 compared to $74,140 for the three months ended December 31, 2005. The decrease in operating expenses was due to a significant decrease in professional fees and compensation expenses.

Loss From Operations

Loss from operations for the three months ended March 31, 2006 was $37,062 compared to $74,140 for the three months ended December 31, 2005.

Other Income and Expenses

The company wrote off $114,600 of receivables due to it from a related corporation and conversely took into income $102,953 of debt forgiven by a related entity. The net effect for the quarter was to increase expense by $11,647.

Interest Expense

Interest expense was $0.00 compared to $3,835 for the three months ended December 31, 2005 and 2004, respectively.

Net Loss Applicable To Common Stock

Net loss per share applicable to Common Stock was $0.02 for the three months ended March 31, 2006, compared to $0.08 for the three months ended March 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

         To date, the Company has financed its operations primarily through mortgage debt and the issuance of the NRMG Debentures. At March 31, 2006, the Company had $20,948 in cash and cash equivalents.

         The Company believes that through its operations as a mortgage lender it has sufficient cash resources to maintain operations for a period of at least 12 months. In the event that cash from its operations is insufficient, the Company intends to satisfy its cash requirements for the next 12 months by borrowing from affiliated company's with common ownership or control and believes it can satisfy its cash requirements so long as it is able to obtain financing from these affiliated companies. The Company expects, however, to dramatically reduce operating expenses going forward. Further, there can be no assurance that such funds will actually be liquid and available.

         The Company invested substantial funds in its previous projects, but only realized material profits from these projects upon the sale of the real estate. With the completion of the sale of the Bay Harbor Property on August 3, 2005, the Company has disposed of its last remaining property. The Company estimates the general overhead costs necessary to sustain its existence to be $7,500 per month.

         Currently, the Company is using its available cash on hand as the primary resource to fund its daily operations. Much of these funds were derived from the Company's recent sales of its real property holdings.


RECENT DEVELOPMENTS

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

         The Company may also have violated the federal proxy rules by either
(i) not obtaining the requisite shareholder approval to effect the changes in capital structure described above or (ii) not providing shareholders with an Information Statement on Schedule 14C. As such, it appears the Company has only 1 million shares of NRES Common Stock authorized. Until the Company's board of directors and shareholders cure and ratify the over issuances of stock, the 40 Million Share Increase, the 250 Million Share Increase, the 750 Million Share Increase and the 1.5 Billion Share Increase and comply with the federal proxy rules in doing so by properly obtaining shareholder approval, the Company may be liable to the holders of the NRES Common Stock issued in excess of the authorized amount. These holders can demand the issuance of the shares in excess of the Company's authorized amount be rescinded, causing the Company to purchase the shares at the price at which they were sold. The Company still may be subject to an enforcement action for possible violations of this and other provisions of the federal securities laws.


OFF BALANCE SHEET TRANSACTIONS

The Company has no off balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities.

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

                      RISKS RELATED TO LEGAL UNCERTAINTIES

THE COMPANY BELIEVES IT HAS VIOLATED NEVADA CORPORATE LAW

         At the time of its incorporation, the Company had 1 million shares of its common stock authorized. Since that time, the Company believed it had affected the 1994 Stock Split, the 1999 Reverse Stock Split, the 40 Million Share Increase, the 250 Million Share Increase, the 750 Million Share Increase and the 1.5 Billion Share Increase. These changes in capital structure appear to have not been validly adopted by the Company's board of directors, approved by the Company's shareholders or filed with the Secretary of State of the State of Nevada, as required by the laws of the State of Nevada.

         As such, as of December 31, 2005, it appeared that the Company had only 1 million shares of NRMG Common Stock authorized, and the majority of the validly issued shares were held by Richard and Pamela Astrom as tenants by the entireties. As of December 31, 2005, the Company believed a majority of the Company's validly issued and then outstanding shares and the board of directors could cure and ratify the over issuances of stock and the aforementioned changes in capital structure. Until that time, the Company believed it could be liable to the holders of the NRMG Common Stock issued in excess of the authorized amount.

         However, the Company believes that the Board of Directors and Shareholders have the authority to amend the articles. Accordingly, on September 20, 2005, the Company filed a revised information Statement on Schedule 14C with the Securities and Exchange Commission (the "SEC") relating to shareholder approval of the following proposals:

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

         4. To amend the Company's articles of incorporation to affect a 1 for 300 reverse split of the Company's capital stock.

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

On December 19, 2005, the Company affected a reverse stock split of the shares of the Company's capital stock, whereby every 300 shares of capital stock were combined and converted into one share of capital stock and the Company's common stock began to trade on a split adjusted basis. The record date for the 2005 Reverse Stock Split was December 6, 2005. As of January 6, 2006, there were 6,462,895 shares of common stock issued and outstanding and 666,667 shares of Class A common stock issued and outstanding.

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

THE COMPANY MAY HAVE VIOLATED THE FEDERAL PROXY RULES

         At the time of its incorporation, the Company had 1 million shares of its common stock authorized. Since that time, the Company believed it had affected the 1994 Stock Split, the 1999 Reverse Stock Split, the 40 Million Share Increase, the 250 Million Share Increase, the 750 Million Share Increase and the 1.5 Billion Share Increase. However these changes in capital structure had not been validly adopted by the Company's board of directors, approved by the Company's shareholders or filed with the Secretary of State of the State of Nevada, as required by the laws of the State of Nevada. The Company may have violated the federal proxy rules by either (i) not obtaining the requisite shareholder approval to effect these changes or (ii) not providing shareholders with an Information Statement on Schedule 14C. As of December 31, 2005 these potential violations were cured. As of December 31, 2005 the Company has prison proper shareholder approval, provided proper notice to the shareholders with an Information Statements on Schedule 14C and the changes to the capital structure have been filed with the Secretary of State of the State of Nevada.

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

OTHER RISKS

THE COMPANY'S STOCK PRICE HAS DECLINED SIGNIFICANTLY AND MAY NOT RECOVER

The trading price of NRMG Common Stock has declined significantly since approximately October 2001. The market for NRMG Common Stock is essentially nonexistent and there can be no assurance of a change in the immediate future.

THE COMPANY MAY BE SUBJECT TO PENNY STOCK REGULATIONS AND REQUIREMENTS FOR LOW PRICED STOCK

         The SEC adopted regulations which generally define a "penny stock" to be any nonNasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Based upon the price of the Company's common stock as currently traded on the OTC Bulletin Board, the Company's common stock is subject to Rule 15g9 under the Exchange Act which imposes additional sales practice requirements on broker-dealers which sell securities to persons other than established customers and "accredited investors." For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received a purchaser's written consent to the transaction prior to sale. Consequently, this rule may have a negative effect on the ability of stockholders to sell common shares of the Company in the secondary market.

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

         Under federal, state and local environmental laws, ordinances and regulations, the Company may be liable for removal or remediation costs, as well as other costs (such as fines or injuries to persons and property) where its employees may have arranged for removal, disposal or treatment of hazardous or toxic substances. In addition, environmental laws impose liability for release of asbestos containing materials into the air, and third parties can seek recovery from the Company for personal injury associated with those materials.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based on their evaluation of the Company's disclosure controls and procedures conducted as of the end of the period covered by this report on Form 10QSB, Richard Astrom, the Company's Chief Executive Officer, and Christopher Astrom, the Company's Chief Financial Officer, have concluded that they are the only individuals involved in the Company's disclosure process. The Company has no formal procedures in place for processing and assembling information to be disclosed in the Company's periodic reports. The Company's system is designed so that information is retained by the Company and relayed to counsel and the Company's accountants as it becomes available. Though the Company has had difficulty implementing its disclosure controls and procedures in the past, the Company's principal executive officer and principal financial officer believe that as of the end of the period being reported, the Company's disclosure controls and procedures (as defined in Rule 13a15(e) under the Exchange Act) are effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company also notes that while its disclosure controls and procedures might not have been effective for a larger entity, the Company's principal executive officer and principal financial officer came to the aforementioned determination in part based on the fact that the Company only has one asset. Further, the Company believes that, given its size, an extensive disclosure controls and procedures system is not necessary.

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

See the discussion in "RISK FACTORS  RISKS RELATED TO LEGAL
UNCERTAINTIES"

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

             None

ITEM 5. OTHER INFORMATION

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

(a) Exhibits:

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------

 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

 31.2 Certification of Chief Financial Officer pursuant to Sec tion 302 of the Sarbanes Oxley Act of 2002.

 32.1 Certification of Chief Executive Officer pursuant to Sec tion 906 of the SarbanesOxley Act of 2002.

 32.2 Certification of Chief Financial Officer pursuant to Sec tion 906 of the SarbanesOxley Act of 2002.

(b) Reports on Form 8K:

         1. On December 19, 2005 the Company filed Form 8K reporting its reverse stock split of its chares of common stock.

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


National Realty and Mortgage, Inc.

Date: May 11, 2006

By: /s/ RICHARD ASTROM
----------------------------
Richard Astrom
Chief Executive Officer