Form 10QSB
period 2006-06-30
NATIONAL REALTY & MORTGAGE INC
filed 2006-08-07
CIK 1096840

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        --------------------------------

                                   FORM 10-QSB
                        --------------------------------

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended June 30, 2006

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For The Transition Period from __________ To _________

                         Commission file number 0-27159


                       National Realty and Mortgage, Inc.
        ----------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                  Nevada                             65-0439467
        ----------------------------------------------------------------
        (State or Other Jurisdiction          (I.R.S. Employer Identifi-
             of Incorporation                       cation Number)

              One NE First Avenue, Suite 306, Ocala, Florida 34470
        ----------------------------------------------------------------
                    (Address of principal executive offices)

                                 (352) 867-5183
        ----------------------------------------------------------------
                            Issuer's telephone number

        ----------------------------------------------------------------
              (Former Name, former address and former fiscal year,
                          if changed since last report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         As of August 3, 2006, there were 6,472,766 shares of the Registrant's Common Stock, $0.0000001 par value per share, outstanding.

Transitional Small Business Disclosure Format Yes |_| No |X|

                       National Realty and Mortgage, Inc.

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements................................................. 2

Item 2. Management's Discussion and Analysis or Plan of
Operation....................................................................18

Item 3. Controls and Procedures..............................................26

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings....................................................27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds..........27

Item 3. Defaults upon Senior Securities......................................27

Item 4. Submission of Matters to a Vote of Securities Holders................27

Item 5. Other Information....................................................27

Item 6. Exhibits and Reports on Form 8-K.....................................27

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


                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements













               NATIONAL REALTY AND MORTGAGE INC. AND SUBSIDIARIES
        (FORMERLY NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES)

             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2006 AND 2005

               NATIONAL REALTY AND MORTGAGE INC. AND SUBSIDIARIES
        (FORMERLY NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSDIARIES)



       INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)





Balance Sheet as of June 30, 2006 (Unaudited)                                4

Statements of Operations for the Nine and Three Months
    Ended June 30, 2006 and 2005 (Unaudited)                                 6

Statements of Cash Flows for the Nine Months Ended
   June 30, 2006 and 2005 (Unaudited)                                        7

Notes to Condensed Consolidated Financial Statements (Unaudited)             8

               NATIONAL REALTY AND MORTGAGE INC. AND SUBSIDIARIES
        (FORMERLY NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES)
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                  JUNE 30, 2006


                                     ASSETS






  Cash and cash equivalents                                  $          14,202
  Loan receivable - related parties                                     61,820
  Mortgages receivable and other                                         2,718
                                                            -------------------

TOTAL ASSETS                                                 $          78,740
                                                            ===================

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                     ---------------------------------------





LIABILITIES
  Accounts payable and accrued expenses                            $     53,324
  Debentures payable                                                    199,202
  Notes and mortgages payable                                            20,786
                                                                  --------------

      TOTAL LIABILITIES                                                 273,312
                                                                  --------------

STOCKHOLDERS' (DEFICIT)
Preferred Stock, $.0000001 Par Value; 1,000,000,000                           -
shares authorized and 0 shares issued and outstanding
  Common Stock, $.0000001 Par Value; 8,000,000,000 shares                     1
    authorized and 6,472,766 shares issued and outstanding
  Common Stock Class A Voting, $.0000001 Par Value; 1,000,000,000
      shares authorized and 666,667 shares issued and outstanding             -
  Additional Paid-in Capital                                          8,045,517
  Accumulated Deficit                                                (8,240,090)
                                                                  --------------

      TOTAL STOCKHOLDERS' (DEFICIT)                                    (194,572)
                                                                  --------------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                      $     78,740
                                                                  ==============

               NATIONAL REALTY AND MORTGAGE INC. AND SUBSIDIARIES
        (FORMERLY NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES)
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
           FOR THE NINE AND THREE MONTHS ENDED JUNE 30, 2006 AND 2005

                                                               NINE MONTHS ENDED                        THREE MONTHS ENDED
                                                                    JUNE 30,                                  JUNE 30,
                                                          2006                   2005                2006                2005
                                                    ------------------    -------------------   ----------------    ----------------
OPERATING REVENUES
  Revenue                                            $              -      $           2,800     $            -      $            -

COST OF SALES                                                       -                      -                  -                   -
                                                    ------------------    -------------------   ----------------    ----------------
GROSS PROFIT                                                        -                  2,800                  -                   -
                                                    ------------------    -------------------   ----------------    ----------------

OPERATING EXPENSES
   Professional fees and compensation expenses                 34,530                130,344              2,941              23,187
   Bad debt                                                   114,600                  2,524                  -                   -
   Travel and automobile expenses                                   -                 15,368                  -                   -
   Telephone and utilities                                          -                    616                  -                   -
   Real estate taxes and property maintenance                   5,460                  2,606                                    408
   Office expense and insurance                                47,699                  2,886              6,523
   Miscellaneous                                                5,598                 19,101                                  6,618
   Depreciation and amortization                               23,803                 18,234             11,241               6,078
                                                    ------------------    -------------------   ----------------    ----------------
       TOTAL OPERATING EXPENSES                               231,690                191,679             20,705              36,291
                                                    ------------------    -------------------   ----------------    ----------------

(LOSS) BEFORE OTHER INCOME (EXPENSE)                         (231,690)              (188,879)           (20,705)           ($36,291)
                                                    ------------------    -------------------   ----------------    ----------------

OTHER INCOME (EXPENSE)
   Other Income                                               137,962                                    35,009
   Interest expense                                                                  (35,930)                 -             (10,195)
   Interest income                                                  -                  4,135                  -
                                                    ------------------    -------------------   ----------------    ----------------
       TOTAL OTHER INCOME (EXPENSE)                           137,962                (31,795)            35,009             (10,195)
                                                    ------------------    -------------------   ----------------    ----------------

NET INCOME (LOSS) BEORE PROVISION FOR INCOME TAXES            (93,728)              (220,674)            14,304             (46,486)
  Provision for Income Taxes                                        -                      -                  -                   -
                                                    ------------------    -------------------   ----------------    ----------------

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES        $        (93,728)     $        (220,674)    $       14,304      $      (46,486)
                                                    ==================    ===================   ================    ================

NET INCOME (LOSS) PER BASIC AND DILUTED SHARES       $          (0.14)     $           (0.03)    $         0.01      $        (0.01)
                                                    ==================    ===================   ================    ================

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                      6,472,766              6,472,766          6,472,766           6,472,766
                                                    ==================    ===================   ================    ================

               NATIONAL REALTY AND MORTGAGE INC. AND SUBSIDIARIES
        (FORMERLY NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES)
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE NINE MONTHS ENDED JUNE 30, 2006 AND 2005

                                                                                      2006                   2005
                                                                                  --------------         --------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net (Loss)                                                                     $    (93,728)          $   (220,674)
                                                                                  --------------         --------------
ADJUSTMENTS TO RECONCILE NET (LOSS) TO NET CASH
PROVIDED BY (USED IN) OPERATING ACTIVITIES:
     Depreciation and amortization                                                       23,803                 18,234

     Bad debt                                                                           114,600                      -

     Forgiveness of debt                                                               (102,953)                     -

     Common stock issued for compensation                                                20,000                      -
CHANGES IN ASSETS AND LIABILITIES:
     Decrease in loan receivable - others                                                     -                116,600
     Increase (Decrease) in accounts payable and accrued expenses                      (158,994)                40,131
     (Increase) Decrease in mortgage receivable and others                               32,047                 30,824
     Decrease in investment securities                                                        -                  2,523
                                                                                  --------------         --------------
     Total adjustments                                                                  (71,497)               208,312
                                                                                  --------------         --------------

     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                               (165,225)               (12,362)
                                                                                  --------------         --------------

CASH FLOWS FROM INVESTING ACTIVITIES
    (Increase) Decrease in mortgages, or advances                                       (61,821)                43,443
                                                                                  --------------         --------------

     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                (61,821)                43,443
                                                                                  --------------         --------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net change in notes and mortgages payable                                                 -                (32,802)
                                                                                  --------------         --------------
        NET CASH (USED IN) FINANCING ACTIVITIES                                               -                (32,802)
                                                                                  --------------         --------------

NET (DECREASE) IN
    CASH AND CASH EQUIVALENTS                                                          (227,046)                (1,721)

CASH AND CASH EQUIVALENTS -
    BEGINNING OF PERIOD                                                                 241,248                 25,020
                                                                                  --------------         --------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                          $     14,202           $     23,299
                                                                                  ==============         ==============

SUPPLEMENTAL DISCLOSURE OF NON-CASH
   INFORMATION:
   Compensation expense to officer                                                 $     20,000           $          -
                                                                                  ==============         ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

CASH PAID DURING THE PERIOD FOR:
    Interest expense                                                               $          -           $     35,930
                                                                                  ==============         ==============

               NATIONAL REALTY AND MORTGAGE INC. AND SUBSIDIARIES
        (FORMERLY NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2006 AND 2005
                                   (UNAUDITED)

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

               NATIONAL REALTY AND MORTGAGE INC. AND SUBSIDIARIES
        (FORMERLY NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2006 AND 2005
                                   (UNAUDITED)

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

               NATIONAL REALTY AND MORTGAGE INC. AND SUBSIDIARIES
        (FORMERLY NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2006 AND 2005
                                   (UNAUDITED)

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

         In November 2005 the company changed its name to National Realty and Mortgage Inc. The Company with its name change in fiscal 2005 changed its trading symbol from NRES to NRMG.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

         PRINCIPLES OF CONSOLIDATION

         The condensed consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

               NATIONAL REALTY AND MORTGAGE INC. AND SUBSIDIARIES
        (FORMERLY NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2006 AND 2005
                                   (UNAUDITED)

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

               NATIONAL REALTY AND MORTGAGE INC. AND SUBSIDIARIES
        (FORMERLY NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2006 AND 2005
                                   (UNAUDITED)

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

               NATIONAL REALTY AND MORTGAGE INC. AND SUBSIDIARIES
        (FORMERLY NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2006 AND 2005
                                   (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

         The following is a reconciliation of the computation for basic and diluted EPS:


                                                                     JUNE 30,              JUNE 30,
                                                                       2006                  2005
                                                                 ------------------    ------------------
Net (Loss)                                                        $        (93,728)     $       (220,674)
                                                                 ------------------    ------------------

Weighted-average common shares outstanding (Basic)                       6,472,766             6,472,766

Weighted-average common stock equivalents:
  Stock options                                                                  -                     -
  Warrants                                                                       -                     -

                                                                 ------------------    ------------------
Weighted-average common shares outstanding (Diluted)                     6,472,766             6,472,766
                                                                 ==================    ==================


         Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive.

         There are no options and warrants outstanding to purchase stock at June 30, 2006.

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

         LOAN ORIGINATION FEES

         Represent fees in connection with obtaining mortgages on the various properties. The loan origination fees are being amortized straight-line over a two-year period. Amortization expense for the nine months ended June 30, 2006 and 2005 is $4,636 and $9,789 respectively.

               NATIONAL REALTY AND MORTGAGE INC. AND SUBSIDIARIES
        (FORMERLY NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2006 AND 2005
                                   (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

         RECLASSIFICATIONS

         Certain amounts for the nine months ended June 30, 2005 have been reclassified to conform to the presentation of the June 30, 2006 amounts. The reclassifications have no effect on the net (loss) for the nine months ended June 30, 2006.

NOTE 3 - MORTGAGES RECEIVABLE AND OTHER
         ------------------------------

         Represents amounts due from individuals who purchased property from the Company and other various amounts due the Company. Amounts due at June 30, 2006 is $2,717.

NOTE 4 - FIXED ASSETS
         ------------

         Fixed assets consist of the following at June 30, 2006:

                                                            2006

         Office equipment and other                      $    30,968
         Vehicles                                             31,508
                                                        -------------
                                                              62,476
         Less: Accumulated Depreciation                      (62,476)
                                                        -------------

         Total                                           $      0.00
                                                        =============

         Depreciation expense was $19,168 and $8,445 for the nine months ended June 30, 2006 and 2005, respectively.

               NATIONAL REALTY AND MORTGAGE INC. AND SUBSIDIARIES
        (FORMERLY NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2006 AND 2005
                                   (UNAUDITED)

NOTE 5 - NOTES AND MORTGAGES PAYABLE
         ---------------------------

         Notes and mortgages payable consist of the following at June 30, 2006:

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
                                                                 ==============

NOTE 6 - CONVERTIBLE DEBENTURES PAYABLE
         ------------------------------

         The Company has convertible debentures outstanding at June 30, 2006 in the amount of $199,202. These debentures accrue interest at 8% per annum. The Company has discontinued accruing interest as the debentures are anticipated to be written off per legal statutes. These debentures mature along with the related interest at November 2003. The debentures are convertible at the investors' discretion pursuant to the convertible debenture agreement. As of June 30, 2006 these debentures are in default. The investors have not contacted the Company about the new payment terms.

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

               NATIONAL REALTY AND MORTGAGE INC. AND SUBSIDIARIES
        (FORMERLY NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2006 AND 2005
                                   (UNAUDITED)


NOTE 8 - STOCKHOLDERS' EQUITY (DEFICIT)
         ------------------------------

         As of June 30, 2006, there were 8,000,000,000 shares authorized, and 6,472,766 shares issued and outstanding of the company's common stock with a par value of $.0000001.

         As of June 30, 2006, there were 1,000,000,000 shares authorized, and 666,667 issued and outstanding of the company's class A Voting common stock with a par value of $.0000001.

         As of June 30, 2006, there were 1,000,000,000 shares authorized and 0 shares issued and outstanding of the company's preferred stock with a par value of $.0000001.

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

NOTE 9 - INCOME TAXES
         ------------

         The net deferred tax assets in the accompanying condensed consolidated balance sheet include The following components at June 30, 2006:

                                                                      2006

                  Deferred tax assets                             $   2,476,318
                  Deferred tax valuation allowance                   (2,476,318)
                                                                 ---------------

                  Net deferred tax assets                         $           -
                                                                 ---------------


         Due to the uncertainty of utilizing approximately $8,240,00 in net operating losses, and recognizing the deferred tax assets, an offsetting valuation allowance has been established.

               NATIONAL REALTY AND MORTGAGE INC. AND SUBSIDIARIES
        (FORMERLY NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2006 AND 2005
                                   (UNAUDITED)


Note 10 - RELATED PARTY TRANSACTIONS
          --------------------------

         The company wrote off $114,600 of receivables due to it from a related corporation and conversely took into income $102,953 of debt forgiven by a related entity. At June 30, 2006, there were $61,820 outstanding. This advance is non-interest bearing and due on demand.

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

         From 1993 until 1999, the Company's business concentrated on investing in and revitalizing single family homes in established older residential neighborhoods in urban areas. The Company either bought single unit vacant properties and built single family homes on them, or bought abandoned homes which the Company then renovated and sold. During 1999, while retaining to renovate urban single family homes as one aspect of its business, the Company entered a second phase of business; the development, construction and ownership of multifamily housing projects. In its 2004 fiscal year, the Company commenced operations as a mortgage lender, which operations have been minimal.

         Background Capitalization Information

         The Company's original Articles of Incorporation authorized the Company to issue 1 million shares of common stock. After incorporation, the following events occurred:

         (i) in December 1994, the Company attempted to effect a 2 for 1 stock split;

         (ii) in January 1999, the Company attempted to effect a 1 for 10 reverse stock split;

         (iii) between the date of its incorporation and January 2001, the Company believed it increased the number of authorized shares of common stock from 1 million to 40 million shares of Common Stock;

         (iv) in October 2000, the Company attempted to increase the number of shares the Company was authorized to issue from 40 million to 250 million shares of Common Stock;

         (v) in January 2001, the Company attempted to increase the number of authorized common shares from 250 million to 750 million and effected a 3 for 1 stock split; and

         (vi) in June 2001, the Company attempted to increase the number of authorized common shares from 750 million to 1.5 billion shares of Common Stock.

         The Company has since determined that some or all of the Capital Changes were not validly adopted by the Company's board of directors, approved by the Company's shareholders or filed with the Secretary of State of the State of Nevada as required by the laws of the State of Nevada. As a result, it appears the Company was never authorized to issue more than 1 million shares of its Common Stock. Until November 17, 2005, (as described in more detail below) all shares of Common Stock issued in excess of 1 million shares appeared to have been issued in excess of the authorized amount.

         Given the foregoing, the Company attempted to determine the majority owners of the validly issued shares of Common Stock. The Company discovered that Richard Astrom and Pamela Gay Astrom, tenants by the entireties, were issued a substantial block of shares shortly after the Company merged with National Rehab Properties, Inc. in 1995. These shares consisted of the majority of the Company's validly issued outstanding shares. After their initial issuance, approximately 22% of these shares were transferred by Mr. and Mrs. Astrom to their family members, and were then resold into the public market. While Mr. and Mrs. Astrom did transfer these shares, the Company's assumption is that, because the shares are largely fungible, the shares transferred by Mr. and Mrs. Astrom were those issued in excess of the Company's authorized amount and that the validly issued shares were still held by Mr. and Mrs. Astrom.

         The Company's current transfer agent's records confirm that these shares can be traced from that time to the present, as they are still held by Richard and Pamela Astrom, as tenants by the entireties, and have not been sold or otherwise transferred. As such, Richard Astrom and Pamela Gay Astrom, as tenants by the entireties, appeared to hold a majority of the validly issued shares of Common Stock.

         Based on the Company's discussions with Nevada counsel and the assumption that the shares transferred to Mr. and Mrs. Astrom's family members described above included only those shares that were issued in excess of the Company's authorized amount, the Company determined that Richard and Pamela Astrom could amend the Company's articles of incorporation to increase the Company's authorized shares of common stock. The Company also believed that the issuance of Common Stock in excess of the authorized amount could be cured by the Company's board of directors.

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

         The shareholders owning a majority of the validly issued and then outstanding Common Stock then adopted and approved these proposals. On October 17, 2005, the Company filed Amended and Restated Articles of Incorporation incorporating the changes discussed above with the Nevada Secretary of State. On November 19, 2005, the Company's board of directors ratified the Capital Changes.

         On November 15, 2005, the Company issued 200 million shares of its newly authorized Class A common stock, par value $.0000001 per share, to Christopher Astrom.

         On December 19, 2005, the Company affected a reverse stock split of the shares of the Company's capital stock, whereby every 300 shares of capital stock were combined and converted into one share of capital stock and the Company's common stock began to trade on a split adjusted basis. The record date for the 2005 Reverse Stock Split was December 6, 2005. As of January 6, 2006, there were 6,472,766 shares of common stock issued and outstanding and 666,667 shares of Class A common stock issued and outstanding. The issued and outstanding shares of common stock and Class A common stock remains 6,472,766 and 666,667 respectively as of August 3, 2006.

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

                              RESULTS OF OPERATIONS

                        THREE MONTHS ENDED JUNE 30, 2006
                  COMPARED TO THREE MONTHS ENDED JUNE 30, 2005

Revenues

         Revenues were $0.00 for the three months ended June 30, 2006, as compared to $0.00 for the three months ended June 30, 2005.

Cost of Revenues

         Cost of revenues was $0.00 for the three months ended June 30, 2006, as compared to $0.00 for the three months ended June 30, 2005.

Operating Expenses

         Operating expenses for the three months ended June 30, 2006 were $20,705 compared to $36,291 for the three months ended June 30, 2005. The decrease in operating expenses was due to a significant decrease in professional fees and compensation expenses.

Loss from Operations

         Loss from operations for the three months ended June 30, 2006 was $20,705 compared to $36,291 for the three months ended June 30, 2005.

Other Income and Expenses

         The company wrote off $114,600 of receivables due to it from a related corporation and conversely took into income $102,953 of debt forgiven by a related entity. At June 30, 2006, loan receivables totaled $61,820. This advance is non-interest bearing and due on demand.

Interest Expense

         Interest expense was $35,009 compared to -0- for the three months ended June 30, 2006 and 2005, respectively.

Net Loss Applicable To Common Stock

         Net loss per share applicable to Common Stock was $0.01 for the three months ended June 30, 2006, compared to ($0.01) for the three months ended June 30, 2005.


                         NINE MONTHS ENDED JUNE 30, 2006
                   COMPARED TO NINE MONTHS ENDED JUNE 30, 2005

Revenues

         Revenues were $0.00 for the nine months ended June 30, 2006, as compared to $2,800 for the nine months ended June 30, 2005.

Cost of Revenues

         Cost of revenues was $0.00 for the nine months ended June 30, 2006, as compared to $0.00 for the nine months ended June 30, 2005.

Operating Expenses

         Operating expenses for the nine months ended June 30, 2006 were $231,690 compared to $191,679 for the nine months ended June 30, 2005. The decrease in operating expenses was due to a significant decrease in professional fees and compensation expenses.

Loss from Operations

         Loss from operations for the nine months ended June 30, 2006 was $231,690 compared to $188,879 for the nine months ended June 30, 2005.

Other Income and Expenses

         The company wrote off $114,600 of receivables due to it from a related corporation and conversely took into income $102,953 of debt forgiven by a related entity. At June 30, 2006, loan receivables totaled $61,820. This advance is non-interest bearing and due on demand.

Interest Expense

         Interest expense was $0.00 compared to $35,930 for the nine months ended June 30, 2006 and 2005, respectively.

Net Loss Applicable To Common Stock

         Net loss per share applicable to Common Stock was $0.14 for the nine months ended June 30, 2006, compared to $0.03 for the nine months ended June 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

     To date, the Company has financed its operations primarily through mortgage debt and the issuance of the NRMG Debentures. The NRMG Debentures are discussed in further detail under "NRMG Debentures" below. At June 30, 2006, the Company had $14,202 in cash and cash equivalents.

         The Company believes that through its operations as a mortgage lender it has sufficient cash resources to maintain operations for a period of at least 12 months. In the event that cash from its operations is insufficient, the Company intends to satisfy its cash requirements for the next 12 months by borrowing from affiliated company's with common ownership or control and believes it can satisfy its cash requirements so long as it is able to obtain financing from these affiliated companies. The Company has and expects to continue to dramatically reduce operating expenses going forward. Further, there can be no assurance that such funds will actually be liquid and available.

         The Company invested substantial funds in its previous real estate development projects but only realized material profits from these projects upon the sale of the real estate. With the completion of the sale of the Bay Harbor Property on August 3, 2005, the Company disposed of its last remaining property. The Company estimates the general overhead costs necessary to sustain its existence to be $7,000 per month.

         Currently, the Company is using its available cash on hand as the primary resource to fund its daily operations. Much of these funds were derived from the Company's sales of its real property holdings.

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

         As such, as of June 30, 2005, it appeared that the Company had only 1 million shares of Common Stock authorized, and the majority of the validly issued shares were held by Richard and Pamela Astrom as tenants by the entireties. The Company believed a majority of the Company's validly issued and then outstanding shares and the board of directors could cure and ratify the over issuances of stock and the aforementioned changes in capital structure. Until that time, the Company believed it could be liable to the holders of the Common Stock issued in excess of the authorized amount.

         The Company believed that the Board of Directors and Shareholders had the authority to amend the articles. Accordingly, on September 20, 2005, the Company filed a revised information Statement on Schedule 14C with the Securities and Exchange Commission (the "SEC") relating to shareholder approval of the following proposals:

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

         The shareholders owning a majority of the validly issued and then outstanding Common Stock then adopted and approved these proposals. On October 17, 2005, the Company filed Amended and Restated Articles of Incorporation incorporating the changes discussed in above with the Nevada Secretary of State. On November 19, 2005, the Company's board of directors ratified the Capital Changes.

         On November 15, 2005, the Company issued 200 million shares of its newly authorized Class A common stock, par value $.0000001 per share, to Christopher Astrom.

         On December 19, 2005, the Company affected a reverse stock split of the shares of the Company's capital stock, whereby every 300 shares of capital stock were combined and converted into one share of capital stock and the Company's common stock began to trade on a split adjusted basis. The record date for the 2005 Reverse Stock Split was December 6, 2005. As of January 6, 2006, there were 6,472,766 shares of common stock issued and outstanding and 666,667 shares of Class A common stock issued and outstanding. The issued and outstanding shares of common stock and Class A common stock remains 6,472,766 and 666,667 respectively as of August 3, 2006.

         As of November 17, 2005, the Company's board of directors had cured and ratified the over issuances of stock. While it is unlikely that a shareholder would bring an action against the Company now that, as of November 17, 2005, the Company has ratified the over issuances of NRMG Common Stock, any such action maintained against the Company could have a substantial impact on the Company's liquidity and capital resources.

THE COMPANY HAS VIOLATED SECTION 5 OF THE SECURITIES ACT.

         As set forth in Note 1 to the Financial Statements, in April and November of 2001 the Company issued certain convertible debentures (the "NRMG Debentures"). Section 5 of the Securities Act prohibits the public sale of securities absent an effective registration statement being filed with the SEC, unless an exemption from registration applies. All shares of Common Stock issued upon conversion of the NRMG Debentures were sold by holders of the NRMG Debentures following conversion. This occurred during the period beginning on May 16, 2001 and ending on July 13, 2001 for the Connecticut Debentures and beginning on November 5, 2001 and ending on August 2, 2002 for the DC Power Debentures. In October 2000, the Company issued debentures pursuant to a merger with 2217 Acquisition Inc., a Nevada corporation. These debentures were also converted into NRMG Common Stock. These transactions were performed in a manner thought to be exempt from the registration requirements of Section 5 of the Securities Act. However, the requirements of the exemptions relied on do not appear to have been satisfied.

THE COMPANY MAY HAVE VIOLATED THE FEDERAL PROXY RULES

         At the time of its incorporation, the Company had 1 million shares of its common stock authorized. Since that time, the Company believed it had affected the 1994 Stock Split, the 1999 Reverse Stock Split, the 40 Million Share Increase, the 250 Million Share Increase, the 750 Million Share Increase and the 1.5 Billion Share Increase. However these changes in capital structure had not been validly adopted by the Company's board of directors, approved by the Company's shareholders or filed with the Secretary of State of the State of Nevada, as required by the laws of the State of Nevada. The Company may have violated the federal proxy rules by either (i) not obtaining the requisite shareholder approval to effect these changes or (ii) not providing shareholders with an Information Statement on Schedule 14C. As of December 31, 2005 these potential violations were cured. As of December 31, 2005 the Company has proper shareholder approval, provided proper notice to the shareholders with an Information Statements on Schedule 14C and the changes to the capital structure have been filed with the Secretary of State of the State of Nevada.

THE COMPANY MAY NOT BE ABLE TO RAISE ADDITIONAL CAPITAL

         Though the Company was able to increase its authorized capital to 10 billion shares on October 17, 2005, there can be no assurance that the Company will be able to raise additional capital on a debt or equity basis.

THE COMPANY IS IN DEFAULT OF THE NRMG DEBENTURES

         The Company is in default under the terms of the NRMG Debentures because, among other things, the Company has no plans to register additional Common Stock to be issued upon conversion of the Debentures that are currently outstanding and has no plans to complete the issuance of the NRMG Debentures. Given the foregoing, the Company could face litigation by the holders of the NRMG Debentures seeking to enforce the Company's obligations thereunder. This would likely have a substantial negative effect on the Company's capital resources and would also negatively affect the Company's liquidity.

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

RISKS RELATED TO REAL ESTATE AND RELATED INVESTMENTS

         Although the Company currently does not have any real estate holdings, it may acquire additional holdings and in such case the Company shall be subject to the risks associated with ownership, operation and financing of real estate. These risks include, but are not limited to, liability for environmental hazards, changes in general or local economic conditions, changes in interest rates and the availability of construction and permanent mortgage financing which may render the acquisition, sale or refinancing of a property difficult or unattractive and which may make debt service burdensome, changes in real estate and zoning laws, bonding requirements, permitting requirements, changes in income taxes, real estate taxes or federal or local economic or rent controls, floods, earthquakes and other acts of nature and other factors beyond the Company's control. The illiquidity of real estate investments generally may impair the Company's ability to respond promptly to changing circumstances.

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

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

(a) Exhibits:

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(b) Reports on Form 8K:

         NONE

SIGNATURES

         In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed by the undersigned, thereunto duly authorized.


National Realty and Mortgage, Inc.

Date: August 7, 2006

By: /s/ RICHARD ASTROM
   ----------------------------
   Richard Astrom
   Chief Executive Officer