Form 10KSB
period 2006-09-30
NATIONAL REALTY & MORTGAGE INC
filed 2007-01-16
CIK 1096840

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                   FORM 10-KSB

                             -----------------------

(MARK ONE)

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For The Fiscal Year Ended September 30, 2006

[ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to ________

                         Commission file number: 0-27159

                       National Realty and Mortgage, Inc.
        ----------------------------------------------------------------
                 (name of small business issuer in its charter)

              Nevada                                       65-0439467
---------------------------------               -------------------------------
  (State or other jurisdiction                 (IRS Employee Identification No.)
of incorporation or organization)


             One N.E. First Avenue, Suite 306, Ocala, Florida 34470
        ----------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

         Issuer's telephone number, including area code: (718) 554-3652

Securities Registered under Section 12(b) Of The Exchange Act:

Title of each class                   Name of each exchange on which registered
         None                                         None
        ------                                       ------

Securities Registered under Section 12(g) Of The Exchange Act:

                       Common Stock, $0.0000001 Par Value
                                (Title of class)

         Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. [ ]

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X] No [ ]

         State issuer's revenues for its most recent fiscal year - $0.00.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: January 16, 2007 - $64,101.

         There are approximately 6,410,122 shares of our common voting stock held by non-affiliates.

               (Issuers Involved in Bankruptcy Proceedings During
                              the past Five Years)

         Check whether the issuer has filed all documents and report required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]


                   (Applicable Only to Corporate Registrants)

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: January 16, 2007 - 6,472,766 shares of common stock and 666,667 shares of Class A Common Stock.

                      (Documents Incorporated By Reference)

         None

Transitional Small Business Disclosure Format (Check One):

                                 Yes [ ]   No [X]

                       National Realty and Mortgage, Inc.
                                   FORM 10-KSB
                                      INDEX

                                                                            Page
                                     Part I

Item 1.  Description of Business...........................................   4

Item 2.  Description of Property...........................................  11

Item 3.  Legal Proceedings.................................................  11

Item 4.  Submission of Matters to a Vote of Security Holders...............  11

                                     Part II

Item 5.  Market for Common Equity and Related
                  Stockholder Matters......................................  11

Item 6.  Management's Discussion and Analysis or
                  Plan of Operations.......................................  12

Item 7.  Financial Statements..............................................  15

Item 8.  Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure...................  36

Item 8A.  Controls and Procedures..........................................  36

Item 8B.  Other Information................................................  36


                                    Part III

Item 9.  Directors, Executive Officers, Promoters, Control Persons
         and Corporate Governance; Compliance with Section 16(a)
         of the Exchange Act...............................................  36

Item 10. Executive Compensation............................................  38

Item 11. Security Ownership of Certain Beneficial Owners
                  and Management and Related Stockholder Matters...........  39

Item 12. Certain Relationships and Related Transactions, and
                  Director Independence....................................  40

Item 13. Exhibits..........................................................  40

Item 14. Principal Accountant fees and services............................  42

Signatures.................................................................  43

                                     PART I

This annual report on Form 10-KSB contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about the Company, us, our future performance, our beliefs and our Management's assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as "expects," "anticipates," "targets," "goals," "projects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict or assess. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements after the filing of this Form 10-KSB, whether as a result of new information, future events, changes in assumptions or otherwise.

ITEM 1.  DESCRIPTION OF BUSINESS

                                     History

         National Realty and Mortgage, Inc. (the "Company," "we," "our," "ours" and "us") was originally incorporated in the State of Nevada on October 18, 1971 under the name of Mister Las Vegas, Inc. On December 15, 1994, we merged with privately owned company, National Rehab Properties, Inc., a Florida corporation formed on October 1, 1993. The surviving Nevada corporation changed its name to National Rehab Properties, Inc. and became authorized to conduct business in the State of Florida on August 17, 1995. On October 10, 2000, we changed our name to National Residential Properties, Inc. and in November 2005 we changed our name to National Realty and Mortgage, Inc.

         From 1993 until 1999, our business concentrated on investing in and revitalizing single family homes in established older residential neighborhoods in urban areas. We bought either single unit vacant properties and single family homes constructed on them, or bought abandoned homes which we then renovated and sold. During 1999, while continuing to renovate urban single family homes as one aspect of our business, we entered a second phase of business; the development, construction and ownership of multifamily housing projects. In 2004, we commenced operations as a mortgage lender, which operations have been minimal.

                      Background Capitalization Information

         Our original Articles of Incorporation authorized us to issue 1 million shares of common stock. After incorporation, the following events occurred:

         (a) In December 1994, we attempted to effect a 2-for-1 stock split;

         (b) In January 1999, we attempted to effect a 1-for-10 reverse stock split;

         (c) Between the date of our incorporation and January 2001, we believed we increased the number of authorized shares of common stock from 1 million shares to 40 million shares;

         (d) In October 2000, we attempted to increase the number of authorized shares of common stock from 40 million to 250 million shares;

         (e) In January 2001, we attempted to increase the number of authorized shares of common shares from 250 million to 750 million shares and effect a 3-for-1 stock split; and

         (f) in June 2001, we attempted to increase the number of authorized shares of common stock from 750 million to 1.5 billion shares.

         We have since determined that some or all of these capital changes were not validly adopted by our board of directors, approved by our shareholders or filed with the Nevada Secretary of State. As a result, it appears that we were not authorized to issue more than 1 million shares of Common Stock. Until November 17, 2005, (as described in more detail below) all shares of Common Stock issued in excess of 1 million may have been issued in excess of the authorized amount.

         Given the foregoing, we attempted to determine the majority owners of the validly issued shares of Common Stock. We discovered that Richard Astrom and Pamela Gay Astrom, tenants by the entireties, were issued a substantial block of shares shortly after we merged with National Rehab Properties, Inc. in 1995. These shares consisted of the majority of our validly issued outstanding shares. After their initial issuance, approximately 22% of these shares were transferred by Mr. and Mrs. Astrom to family members, and were then resold into the public market. While Mr. and Mrs. Astrom did transfer these shares, we assume that, because the shares are largely fungible, the shares transferred by Mr. and Mrs. Astrom were those issued in excess of our authorized amount and that the validly issued shares were still held by Mr. and Mrs. Astrom.

         Our current transfer agent's records confirm that these shares can be traced from that time to the present, as they are still held by Richard and Pamela Astrom, as tenants by the entireties, and have not been sold or otherwise transferred. As such, Richard Astrom and Pamela Gay Astrom, as tenants by the entireties, appeared to hold a majority of the validly issued shares of Common Stock.

         Based on advice of Nevada counsel and the assumption that the shares transferred to Mr. and Mrs. Astrom's family members described above included only those shares that were issued in excess of our authorized amount, we determined that Richard and Pamela Astrom could amend our articles of incorporation to increase our authorized shares of common stock. We also concluded that the issuance of Common Stock in excess of the authorized amount could be cured by our board of directors.

         On September 20, 2005, we filed with the Securities and Exchange Commission (the "SEC") a revised information Statement on Schedule 14C relating to shareholder approval of the following proposals:

         (a) To amend the Company's articles of incorporation to increase the number of authorized shares of common stock to 9 billion shares and accordingly increase the total number of authorized shares of all classes of stock the Company is authorized to issue.

         (b) To amend the Company's articles of incorporation to create Class A common stock and to issue Class A common stock to Christopher Astrom.

         (c) To amend the Company's articles of incorporation to change the par value of the Company's common stock to $.0000001 per share.

         (d) To amend the Company's articles of incorporation to affect a 1 for 300 reverse split of the Company's capital stock.

         (e) To ratify past changes of the Company's name and approve an amendment to the Company's articles of incorporation to change the name of the Company to "National Realty and Mortgage, Inc."

         (f) To amend the Company's articles of incorporation to create a class of preferred stock, and to adopt and approve amended and restated articles of incorporation.

         The shareholders owning a majority of the validly issued and then outstanding Common Stock adopted and approved these proposals. On October 17, 2005, we filed with the Nevada Secretary of State Amended and Restated Articles of Incorporation incorporating the aforementioned proposals. On November 19, 2005, our board of directors ratified these capital changes.

         On November 15, 2005, we issued to Christopher Astrom 200 million shares of newly authorized Class A common stock, par value $.0000001 per share. These 200 million shares of Class A common stock were subsequently reversed to 666,667 shares as a result of the 1:300 stock split.

         On December 19, 2005, we implemented a reverse stock split, whereby every 300 shares of all classes of our capital stock were combined and converted into one share of that same class of capital stock and our common stock began to trade on a split adjusted basis. As of January 6, 2006, there were 6,472,766 shares of common stock issued and outstanding and 666,667 shares of Class A common stock issued and outstanding. The issued and outstanding shares of common stock and Class A common stock remained 6,472,766 and 666,667 respectively as of September 30, 2006.

Subsequent event

         On October 23, 2006, we filed with the SEC a definitive Information Statement on Schedule 14C whereby we proposed to amend our Articles of Incorporation to reduce the number of authorized shares of Common Stock, Class A Common Stock and Preferred stock of the Company to 100,000,000; 1,000,000; 1,000,000 shares, respectively. The amendment was filed with the State of Nevada on or near October 23, 2006 and accordingly since that date our authorized shares of Common Stock, Class A Common Stock and Preferred stock have been 100,000,000; 1,000,000; 1,000,000 shares, respectively.

CONNECTICUT PROPERTIES

         On May 4, 2001, our wholly-owned subsidiary, Connecticut Acquisition, entered into a land development agreement with Mr. Nathan Kahn and various companies controlled by him to develop a parcel of land located in Hebron, Connecticut as a senior adult community. On April 12, 2001, in contemplation of the financing of this project, Connecticut Acquisition obtained a loan from accredited investors evidenced by the Connecticut Acquisition Debentures.

         On May 8, 2001, following the acquisition of the Hebron property by Connecticut Acquisition, Connecticut Acquisition merged with and into the Company. As a result of the Merger, (a) the rights and obligations of Connecticut Acquisition with respect to the land development agreement inured to the benefit of and became binding upon us, and (b) the Connecticut Acquisition Debentures were surrendered and canceled and the NRMG Connecticut Debentures, which were convertible into NRMG Common Stock, were issued by us to the holders of the Connecticut Acquisition Debentures.

         In 2001, we sold all the rights, title and interest in (i) the Hebron Parcel and (ii) contracts to purchase certain parcels of real property in Watertown, New Milford, Granby and East Windsor, Connecticut to Senior Adult Lifestyle, Inc., a subsidiary of Genesis Capital Corporation of Nevada ("Genesis"), which may be deemed our affiliate.

CONQUISTADOR PLAZA

         In April 2000, we acquired 80% of the outstanding shares of Encore Services, a general construction contractor. The remaining shares were held by Braulio Gutierrez who, until March 2002, was a director of the Company as well as a director and officer of Capital Solutions I, another affiliated entity.

         Encore Builders, a subsidiary of Capital Solutions I was the primary construction company responsible for construction projects at our properties. However, the first of these projects, the Conquistador Plaza project, was subject to substantial delays due to Encore Builders resulting in increased costs. In March 2002, we terminated Encore Builders as the project's contractor and returned our shares of Encore Services.

         On April 18, 2002, Conquistador Plaza, Inc. received a notice of default from its lender. As a consequence of the defaults, the lender accelerated and declared due and payable Conquistador Plaza's entire indebtedness of $3,205,317.89, and advised Conquistador Plaza that the lender would take action to protect its interest if Conquistador Plaza did not return the entire balance by May 19, 2002. Although we were not liable on the Conquistador Plaza loan, we invested substantial funds in the Conquistador Plaza development and might have lost our investment were the lender to foreclose on the lender's mortgage. In order to repay the lender, we entered into a contract dated June 24, 2002, to sell this property to Shamrock at the Gables LLC for $3.5 million. This transaction was completed on October 8, 2002.

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

BARCELONA APARTMENTS

         We purchased the Barcelona Apartments, located in Miami, Florida in 2000, to construct 70 rental apartments. On March 12, 2004, we completed the sale of the Barcelona Apartments and transferred title to the Barcelona Apartments to Salomon Yuken for $1,550,000 in cash. Mortgages and closing expenses totaled $1,166,796.79. A $100,000 deposit was previously paid to the Company by Salomon Yuken. Net proceeds totaled $285,849.57. The purchase price for the Barcelona Apartments was determined through arms-length negotiations. The transfer was made pursuant to the terms of a Special Warranty Deed dated March 12, 2004, by and between us and Salomon Yuken.

RESIDENCES AT BAY HARBOR

         The Bay Harbor property, located on Bay Harbor Island, Florida, was purchased by us in 2000, for $850,000. We intended to construct a 15-story, 60 unit apartment building on the Bay Harbor property and intended for Encore Builders to handle the construction. Immediately after closing the acquisition of the land, we applied for a building permit, but did not obtain the permit due to various neighborhood objections to construction. Due to our relations with Encore Builders and the difficulties with the building permit, we chose not to construct the building and instead, chose to resell the land.

         On April 7, 2005, we entered into an Agreement for Purchase and Sale with Bay Harbor Island Associates, L.P. to sell the Bay Harbor property. The Bay Harbor Agreement provided that we would transfer fee simple title and all related interests in the property in exchange for $1.4 million. On August 3, 2005, we completed the sale of the Bay Harbor Property and transferred title to Bay Harbor Island Associates, L.P. in exchange for $1,297,183 in cash and the release of an aggregate of $140,000 which had been previously placed in escrow. Net proceeds totaled $696,820.33 and the satisfaction of outstanding mortgages and other expenses totaled $734,489.67.

Current Operations

         In 2004, we commenced operations as a direct mortgage lender. Although we plan to develop our mortgage lending business, we have not discontinued our real estate development business. We plan to continue our real estate development business in tandem with our mortgage lending business to the extent appropriate development opportunities present themselves and become available to us. We have not hired additional personnel to engage in the mortgage lending business. As of September 30, 2006, we had approximately $0.00 outstanding in credit extended to borrowers. As of September 30, 2005 we had $37,482 outstanding credit extended to borrowers.

         Our common stock is quoted on the OTC Bulletin Board under the trading symbol "NRMG".

                                  RISK FACTORS

IN ADDITION TO OTHER INFORMATION IN THIS REPORT, YOU SHOULD CONSIDER THE FOLLOWING RISK FACTORS CAREFULLY. THESE RISKS MAY IMPAIR THE COMPANY'S OPERATING RESULTS AND BUSINESS PROSPECTS AS WELL AS THE MARKET PRICE OF THE COMPANY'S COMMON STOCK.

                         RISKS RELATED TO THE COMPANY'S
                     FINANCIAL CONDITION AND BUSINESS MODEL

                     OUR LIQUIDITY IS LIMITED AND WE MAY NOT
             BE ABLE TO OBTAIN SUFFICIENT FUNDS TO FUND OUR BUSINESS

         Our cash is currently very limited and may not be sufficient to fund future operations. These factors may make the timing, amount, terms and conditions of additional financing unattractive us. If we are unable to raise additional capital, any future operations could be impeded. If we obtain additional funding, the issuance of additional capital stock may be dilutive to our stockholders.

                      RISKS RELATED TO LEGAL UNCERTAINTIES
                    WE MAY HAVE VIOLATED NEVADA CORPORATE LAW

         At the time of our incorporation, we had 1 million shares of common stock authorized. Since that time, we have amended our capital structure several times but we suspect that some or all of these amendments may not have validly implemented for failure to obtain proper board and shareholder approval. For a full explanation of these events, see "Background Capitalization Information"

         We believe that out board of directors and shareholders had the authority to amend our capital structure by amending our articles of incorporation. Accordingly, on September 20, 2005, we filed with the SEC a revised Information Statement on Schedule 14C relating to shareholder approval of the aforementioned proposals.

         As of November 17, 2005, our board of directors had cured and ratified the over issuances of stock. While it is unlikely that a shareholder would bring an action against us regarding the stock issuances, any such action could have a substantial impact on the our liquidity and capital resources.

WE MAY HAVE VIOLATED SECTION 5 OF THE SECURITIES ACT.

         In April and October of 2001 we issued certain convertible debentures (the "Debentures"). Section 5 of the Securities Act prohibits the public sale of securities absent an effective registration statement being filed with the SEC, unless an exemption from registration applies. All shares of Common Stock issued upon conversion of the Debentures were sold by holders of the Debentures following conversion. In October 2000, we issued to 2217 Acquisition Inc. certain debentures pursuant to a merger agreement. These debentures were also converted into our Common Stock. These transactions were performed in a manner thought to be exempt from the registration requirements of Section 5 of the Securities Act. However, the requirements of the exemptions relied on do not appear to have been satisfied.

         While more than one year has passed from the initial placement of the Debentures, there has been no actions filed against us based upon a violation of
Section 5. Because the statute of limitations has run, it is unlikely that these holders of our Common Stock will file an action against us.

         Accordingly, as of September 30, 2006 we had $199,202 in Debentures outstanding and $53,984 in accrued interest expense on the Debentures. We have determined that the statute of limitations to file a claim to seek repayment on the Debentures has passed and that no such claim has been filed. Accordingly, On October 30, 2006, we wrote off the Debenture balance of $199,202 and accrued interest of $53,984.

WE MAY HAVE VIOLATED THE FEDERAL PROXY RULES

         At the time of our incorporation, we had 1 million shares of common stock authorized. Since that time, we have amended our capital structure several times but we suspect that some or all of these amendments may not have validly implemented for failure to obtain proper board and shareholder approval. For a full explanation of these events, see "Background Capitalization Information"

         We may have violated the federal proxy rules by either (i) not obtaining the requisite shareholder approval to effect these changes or (ii) not providing shareholders with an Information Statement on Schedule 14C. As of December 31, 2005 these potential violations were cured. As of December 31, 2005 we had proper shareholder approval, provided proper notice to the shareholders with an Information Statements on Schedule 14C and amended and filed with the Nevada Secretary of State amended articles of incorporation.

                                   OTHER RISKS

                          OUR STOCK PRICE HAS DECLINED
                        SIGNIFICANTLY AND MAY NOT RECOVER

         The trading price of our Common Stock has declined significantly since approximately October 2001. The market for NRMG Common Stock is essentially nonexistent and there can be no assurance of a change in the immediate future.

WE MAY BE SUBJECT TO PENNY STOCK REGULATIONS AND REQUIREMENTS FOR LOW PRICED
STOCK

         The SEC adopted regulations which generally define a "penny stock" to be any non Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Based upon the price of our common stock as currently traded on the OTC Bulletin Board, our common stock is subject to Rule 15g9 under the Exchange Act which imposes additional sales practice requirements on broker-dealers which sell securities to persons other than established customers and "accredited investors." For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received a purchaser's written consent to the transaction prior to sale. Consequently, this rule may have a negative effect on the ability of stockholders to sell common shares of the Company in the secondary market.

ADDITIONAL DEBT, CONVERTIBLE DEBT, OR EQUITY FINANCING MAY EFFECT ABILITY OF INVESTORS TO SELL COMMON STOCK

         Our common stock currently trades on the OTC Bulletin Board. Stocks trading on the OTC Bulletin Board generally attract a smaller number of market makers and a less active public market and may be subject to significant volatility. If we raise additional capital from the sale of common stock, the market price could drop and the ability of investors to sell our common stock could be diminished.

RISKS RELATED TO REAL ESTATE AND RELATED INVESTMENTS

         Although we currently do not have any real estate holdings, we may acquire additional holdings and in such case we shall be subject to the risks associated with ownership, operation and financing of real estate. These risks include, but are not limited to, liability for environmental hazards, changes in general or local economic conditions, changes in interest rates and the availability of construction and permanent mortgage financing which may render the acquisition, sale or refinancing of a property difficult or unattractive and which may make debt service burdensome, changes in real estate and zoning laws, bonding requirements, permitting requirements, changes in income taxes, real estate taxes or federal or local economic or rent controls, floods, earthquakes and other acts of nature and other factors beyond the Company's control. The illiquidity of real estate investments generally may impair the Company's ability to respond promptly to changing circumstances.

         Under federal, state and local environmental laws, ordinances and regulations, we may be liable for removal or remediation costs, as well as other costs (such as fines or injuries to persons and property) where its employees may have arranged for removal, disposal or treatment of hazardous or toxic substances. In addition, environmental laws impose liability for release of asbestos containing materials into the air, and third parties can seek recovery from us for personal injury associated with those materials.

ITEM 2.  DESCRIPTION OF PROPERTY

         We share office space and a phone number with our principals at One N.E. First Avenue, Suite 306, Ocala, Florida 34470. We do not have a lease and we pay no rent for the leased space. We do not own any properties nor do we lease any other properties.

ITEM 3.  LEGAL PROCEEDINGS

         We are not a party to any pending legal proceedings nor is any of our property the subject of any pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matters to a vote of its stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 2006.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is traded on the Over-the-Counter Bulletin Board under the symbol "NRMG". Such trading of our common stock is limited and sporadic

         Prices reported represent prices between dealers, do not include markups, markdowns or commissions and do not necessarily represent actual transactions. The following table sets forth high and low bid quotations of the Company's common stock (broken-down into fiscal quarters) for the periods indicated as reported on the OTC Bulletin:

         The table below sets forth the high and low bid quotations for the Company's Common Stock for the first quarter of fiscal 2007 and each quarter for fiscal years 2006 and 2005. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. In addition, the quotations below reflect price adjustments as a result of the 1:300 reverse stock split effectuated in October 2005:



                                  Closing Bids

                                             HIGH              LOW

   2007

December 31, 2006                           $0.017           $0.011

   2006

September 30, 2006                          $0.032            $0.005
June 30, 2006                               $0.015            $0.01
March 31, 2006                              $0.03             $0.01
December 31, 2005                           $0.085            $0.006

   2005

September 30, 2005                          $0.06             $0.03
June 30, 2005                               $0.06             $0.03
March 31, 2005                              $0.06             $0.03
December 31, 2004                           $0.06             $0.03

         As of January 16, 2007, we had approximately 634 shareholders of record of the common stock.

         No cash dividends on outstanding common stock have been paid within the last two fiscal years, and interim periods. The Company does not anticipate or intend upon paying cash dividends for the foreseeable future.

         Sales of our unregistered securities during the past two years - None that have not been previously reported.

ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The following presentation of management's discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements, the accompanying notes thereto and other financial information appearing elsewhere in this report. This section and other parts of this report contain forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements.

OVERVIEW

RESULTS OF OPERATIONS

               TWELVE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO
                     TWELVE MONTHS ENDED SEPTEMBER 30, 2005

Revenues

         Revenues were $0.00 for the twelve months ended September 30, 2006, as compared to $1,407,800 for the twelve months ended September 30, 2005. The 2005 revenue resulted primarily from the sale of the Bay Harbour property which was the last parcel of property in the Company's portfolio. In addition during fiscal 2005 the Company was still receiving revenue from outstanding mortgage loans.

Cost of Revenues

         Cost of revenues was $0 for the twelve months ended September 30, 2006, as compared to $1,294,286 for the twelve months ended September 30, 2005.

Operating Expenses

         Operating expenses for the twelve months ended September 30, 2006 were $128,499 compared to $763,244 for the twelve months ended September 30, 2005. This decrease in operating expenses was the result of the sale of the final property in the portfolio and pay-off of outstanding mortgage loans. In addition, professional fees, compensation expenses and general and administrative expenses all decreased as a result of a decrease in active operations.

Loss From Operations

         Loss from operations for the twelve months ended September 30, 2006 was ($128,499) compared to ($649,730) for the twelve months ended September 30, 2005.

Interest Expense

         Interest expense was $0 and $41,064 for the twelve months ended September 30, 2006 and 2005, respectively.

Interest Income

         Interest income was $2,684 and $4,135 for the twelve months ended September 30, 2006 and 2005, respectively.

Net Loss Applicable To Common Stock

         Net loss applicable to Common Stock was $125,815 for the twelve months ended September 30, 2006, compared to $686,659 for the twelve months ended September 30, 2005. Net loss per share applicable to common stock was $0.02 for the twelve months ended September 30, 2006, compared to $0.11 for the twelve months ended September 30, 2005.

Plan of Operations

         The Company does not expect to hire any employees during the next 12 months.

LIQUIDITY AND CAPITAL RESOURCES

     To date, we have financed our operations primarily through mortgage debt and the issuance of the Debentures. The Debentures are discussed in further detail under "Debentures" below. At September 30, 2006, we had $1,681 in cash and cash equivalents.

         In the event that cash from operations is insufficient, we intend to satisfy our cash requirements for the next 12 months by borrowing from affiliated company's with common ownership or control and believe we can satisfy our cash requirements so long as we are able to obtain financing from these affiliated companies. We expect to continue to reduce operating expenses going forward. Further, there can be no assurance that such funds will actually be liquid and available.

         We have invested substantial funds in previous real estate development projects but only realized material profits from these projects upon the sale of the real estate. With the completion of the sale of the Bay Harbor Property on August 3, 2005, we disposed of our last remaining property.

         Currently, we are using our available cash on hand as the primary resource to fund daily operations. Much of these funds were derived from sales of real property holdings.

         As of September 30, 2006, the Company had current assets consisting of cash and cash equivalents in the amount of $1,681. As of September 30, 2006, the Company had current liabilities consisting of accounts payable, debentures payable and short term notes payable in the amount of $239,811.

         As of September 30, 2006 the Company had $199,202 in Debentures . The Company has determined that the statute of limitations to file a claim to seek repayment on the Debentures has passed and that no such claim has been filed. Accordingly, On October 30, 2006, the Company wrote off the Debenture balance of $199,202.

OFF BALANCE SHEET TRANSACTIONS

         We have no off balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities.

RECENT ACCOUNTING PRONOUNCEMENTS

         The Company continues to assess the effects of recently issued accounting standards. The impact of all recently adopted and issued accounting standards has been disclosed in the Notes to the audited Consolidated Financial Statements.

CRITICAL ACCOUNTING ESTIMATES

         The Company is a shell company and, as such, the Company does not employ critical accounting estimates. Should the Company resume operations it will employ critical accounting estimates and will make any disclosures that are necessary and appropriate.

ITEM 7.  FINANCIAL STATEMENTS


               NATIONAL REALTY AND MORTGAGE INC. AND SUBSIDIARIES
        (FORMERLY NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES)




                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                         PAGE(S)

Report of Independent Registered Public Accounting Firm                   16-17

Consolidated Financial Statements:

         Balance Sheets as of September 30, 2006 and 2005                  18

         Statements of Operations for the Years
         Ended September 30, 2006 and 2005                                 19

         Statements of Changes in Stockholders' (Deficit)
         for the Years Ended September 30, 2006 and 2005                   20

         Statements of Changes in Temporary Equity for the
         Years Ended September 30, 2006 and 2005                           21

         Statements of Cash Flows for the Years Ended
         September 30, 2006 and 2005                                       22

         Notes to Consolidated Financial Statements                        23

                    BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
                          Certified Public Accountants

                               High Ridge Commons
                                 Suites 400-403
                           200 Haddonfield Berlin Road
                           Gibbsboro, New Jersey 08026
                        (856) 346-2828 Fax (856) 346-2882

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
National Realty & Mortgage Inc. and Subsidiaries
(Formerly National Residential Properties, Inc. and Subsidiaries)
Ocala, Florida

We have audited the accompanying consolidated balance sheets of National Realty & Mortgage Inc. and Subsidiaries (Formerly National Residential Properties, Inc. and Subsidiaries) (the "Company") as of September 30, 2006 and 2005 and the related consolidated statements of operations, changes in stockholders' (deficit), changes in temporary equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Realty & Mortgage Inc. and Subsidiaries as of September 30, 2006 and 2005, and the consolidated results of its operations, changes in stockholders' (deficit), changes in temporary equity, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 12 to the consolidated financial statements, the Company has sustained operating losses and capital deficits that raise substantial doubt about its ability to continue as a going concern. Management's operating and financing plans in regard to these matters are also discussed in Note 12. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/s/ BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Gibbsboro, New Jersey
January 16, 2007


           MEMBER OF:  AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
                       NEW JERSEY SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS PENNSYLVANIA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS

               NATIONAL REALTY AND MORTGAGE INC. AND SUBSIDIARIES
        (FORMERLY NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES)
                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 2006 AND 2005

                                     ASSETS


                                                                                       2006                   2005
                                                                                --------------------   -------------------
  Cash and cash equivalents                                                      $            1,681     $         241,248
  Fixed assets, net of depreciation                                                               -                19,168
  Loan origination fees, net                                                                      -                 4,635
  Loans receivable - related party                                                                -               114,600
  Mortgages receivable and other                                                                  -                37,482
                                                                                --------------------   -------------------

TOTAL ASSETS                                                                     $            1,681     $         417,133
                                                                                ====================   ===================


            LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' (DEFICIT)


LIABILITIES
  Accounts payable and accrued expenses                                          $           39,822     $         317,989
  Convertible debentures payable                                                            199,202               199,202
  Notes payable                                                                                 787                20,786
                                                                                --------------------   -------------------

      Total Liabilities                                                                     239,811               537,977
                                                                                --------------------   -------------------

TEMPORARY EQUITY                                                                                  -             4,417,938
                                                                                --------------------   -------------------

STOCKHOLDERS' (DEFICIT)
Preferred Stock, $.0000001 par value; 1,000,000,000
shares authorized and 0 issued and outstanding                                                    -                     -
  Common stock, $.0000001 par value; 8,000,000,000 shares authorized
     and 6,472,766 shares issued and outstanding,  respectively                                   1                     1
  Common stock class A voting, $.0000001 par value; 1,000,000,000
      shares authorized, 666,667 issued and outstanding                                           -                     -
  Additional paid-in capital                                                              8,034,046             3,607,579
  Accumulated deficit                                                                    (8,272,177)           (8,146,362)
                                                                                --------------------   -------------------

              TOTAL STOCKHOLDERS' (DEFICIT)                                                (238,130)           (4,538,782)
                                                                                --------------------   -------------------

TOTAL LIABILITIES, TEMPORARY EQUITY
   AND STOCKHOLDERS' (DEFICIT)                                                   $            1,681     $         417,133
                                                                                ====================   ===================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

               NATIONAL REALTY AND MORTGAGE INC. AND SUBSIDIARIES
        (FORMERLY NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2005

                                                                                         2006                    2005
                                                                                  -------------------    ----------------------
OPERATING REVENUES
  Revenue                                                                                        $ -               $ 1,407,800
                                                                                  -------------------    ----------------------

COST OF SALES                                                                                      -                 1,294,286
                                                                                  -------------------    ----------------------

GROSS PROFIT                                                                                       -                   113,514
                                                                                  -------------------    ----------------------

OPERATING EXPENSES
   Professional fees and compensation expenses                                                58,818                   491,426
   Bad debt                                                                                        -                     2,548
   Travel and automobile expenses                                                                  -                   122,155
   Telephone and utilities                                                                         -                       616
   Real estate taxes and property maintenance                                                  5,460                    38,515
   Office expenses                                                                            30,461                    44,873
   Miscellaneous                                                                               9,957                    41,614
   Depreciation and amortization                                                              23,803                    21,497
                                                                                  -------------------    ----------------------
       Total Operating Expenses                                                              128,499                   763,244
                                                                                  -------------------    ----------------------

(LOSS) BEFORE OTHER INCOME (EXPENSE)                                                        (128,499)                 (649,730)
                                                                                  -------------------    ----------------------

OTHER INCOME (EXPENSE)
   Interest expense                                                                                -                   (41,064)
   Interest income                                                                             2,684                     4,135
                                                                                  -------------------    ----------------------
       Total Other Income (Expense)                                                            2,684                   (36,929)
                                                                                  -------------------    ----------------------

LOSS BEFORE PROVISION FOR INCOME TAXES                                                      (125,815)                 (686,659)
Provision for Income Taxes                                                                         -                         -
                                                                                  -------------------    ----------------------

NET LOSS APPLICABLE TO COMMON SHARES                                                      $ (125,815)               $ (686,659)
                                                                                  ===================    ======================

NET LOSS PER BASIC AND DILUTED SHARES                                                        $ (0.02)                  $ (0.11)
                                                                                  ===================    ======================

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                                                     6,465,707                 6,458,553
                                                                                  ===================    ======================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

               NATIONAL REALTY AND MORTGAGE INC. AND SUBSIDIARIES
        (FORMERLY NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES)
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT)
                 FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2005

                                                              Class A                         Additional
                                 Common Stock              Common Stock                         Paid-in   Accumulated
                                    Shares        Amount      Shares      Amount   Discount     Capital     Deficit       Totals
                               --------------- ----------- ------------- -------- ---------- ------------ ------------ ------------
Balance, September 30, 2004         1,000,000     $ 1,000             -      $ -        $ -   $3,606,580  $(7,459,703) $(3,852,123)

Net loss                                    -           -             -        -          -            -     (686,659)    (686,659)
                               --------------- ----------- ------------- -------- ---------- ------------ ------------ ------------

Balance, September 30, 2005         1,000,000       1,000             -       -          -     3,606,580   (8,146,362)  (4,538,782)

Reclass of Temporary Equity
  to Permanent Deficit on
  November 17, 2005             1,937,566,046   1,937,566             -        -   (687,311)   3,167,683            -    4,417,938

Common stock issued for
  compensation                              -           -   200,000,000   20,000          -            -            -       20,000

1:300 Stock Split & Change
  in Par value to $.0000001    (1,932,104,159) (1,938,565) (199,333,333) (20,000)         -    1,958,565            -            -

Shares issued for services             10,879           -             -        -          -          176            -          176

Forgiveness (Release) of debt
  to related parties, net                   -           -             -        -          -      (11,647)           -      (11,647)

Net loss                                    -           -             -        -          -            -     (125,815)    (125,815)
                               --------------- ----------- ------------- -------- ----------------------- ------------ ------------

Balance, September 30, 2006         6,472,766         $ 1       666,667      $ -  $(687,311)  $8,721,357  $(8,272,177)  $ (238,130)
                               =============== =========== ============= ======== ========== ============ ============ ============

















              The accompanying notes are an integral part of these
                       consolidated financial statements.

               NATIONAL REALTY AND MORTGAGE INC. AND SUBSIDIARIES
        (FORMERLY NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES)
              CONSOLIDATED STATEMENT OF CHANGES IN TEMPORARY EQUITY
                    FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005



                                                                      Class A                             Additional
                                       Common Stock                 Common Stock                           Paid-In
                                          Shares         Amount        Shares       Amount    Discount     Capital       Totals
                                     ---------------  -----------  --------------  --------  ----------  ------------  -----------


Balance, September 30, 2004           1,937,566,046    1,937,566       1,000,000     1,000    (687,311)    3,166,683    4,417,938

No activity                                       -            -               -         -           -             -            -
                                     ---------------  -----------  --------------  --------  ----------  ------------  -----------

Balance, September 30, 2005           1,937,566,046    1,937,566       1,000,000     1,000    (687,311)    3,166,683    4,417,938

Adjustment of invalid shares                      -            -      (1,000,000)   (1,000)          -         1,000            -

Transfer of Temporary equity to
  Permanent Deficit                  (1,937,566,046)  (1,937,566)              -         -     687,311    (3,167,683)  (4,417,938)
                                     ---------------  -----------  --------------  --------  ----------  ------------  -----------

Balance, September 30, 2006                       -          $ -               -       $ -         $ -           $ -          $ -
                                     ===============  ===========  ==============  ========  ==========  ============  ===========



Note: Temporary Equity cured November 17, 2005





















              The accompanying notes are an integral part of these
                       consolidated financial statements.

               NATIONAL REALTY AND MORTGAGE INC. AND SUBSIDIARIES
        (FORMERLY NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2005


                                                                                               2006                   2005
                                                                                        -------------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                                     $ (125,815)            $ (686,659)
                                                                                        -------------------     ------------------
Adjustments to reconcile net loss to net cash
provided by operating activities:

     Depreciation and amortization                                                                  23,803                 21,497
     Common stock issued for compensation and services                                              20,176                      -

  Changes in assets and liabilities
     Decrease in inventory - real estate holdings                                                        -              1,300,000
     Increase (decrease) in accounts payable and
       and accrued expenses                                                                       (175,214)               285,357
                                                                                        -------------------     ------------------
     Total adjustments                                                                            (131,235)             1,606,854
                                                                                        -------------------     ------------------

     Net cash provided by (used in) operating activities                                          (257,050)               920,195
                                                                                        -------------------     ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Decrease in mortgage and notes receivable                                                      37,482                 31,124
     Decrease in investment securities                                                                   -                  2,523
                                                                                        -------------------     ------------------

     Net cash provided by investing activities                                                      37,482                 33,647
                                                                                        -------------------     ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Decrease loans to/from others                                                                       -                  2,000
    Net change in notes and mortgages payable                                                      (19,999)              (739,614)
                                                                                        -------------------     ------------------
        Net cash (used in) financing activities                                                    (19,999)              (737,614)
                                                                                        -------------------     ------------------

NET INCREASE (DECREASE) IN
    CASH AND CASH EQUIVALENTS                                                                     (239,567)               216,228

CASH AND CASH EQUIVALENTS -
    BEGINNING OF YEAR                                                                              241,248                 25,020
                                                                                        -------------------     ------------------

CASH AND CASH EQUIVALENTS - END OF YEAR                                                            $ 1,681              $ 241,248
                                                                                        ===================     ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

CASH PAID DURING THE YEAR FOR:
    Interest expense                                                                                   $ -               $ 41,064
                                                                                        ===================     ==================

Supplemental Schedule of noncash
    investing and financing activities:
Temporary Equity cured November 17, 2005                                                       $ 4,417,938                    $ -
                                                                                        ===================     ==================
Common stock issued for services                                                                     $ 176                    $ -
                                                                                        ===================     ==================
Common stock issued for compensation                                                              $ 20,000                    $ -
                                                                                        ===================     ==================
Forgiveness (release) of debt to related parties, net                                             $ 11,647                    $ -
                                                                                        ===================     ==================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

               NATIONAL REALTY AND MORTGAGE INC. AND SUBSIDIARIES
        (FORMERLY NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2006 AND 2005

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION
         --------------------------------------

         National Realty & Mortgage Inc. and Subsidiaries (Formerly National Residential Properties, Inc. and Subsidiaries) (the "Company") was originally incorporated in the State of Nevada on October 18, 1971 under the name of Mister Las Vegas, Inc. On December 15, 1994, the Company merged with a privately owned company, National Rehab Properties, Inc., a Florida corporation formed on October 1, 1993. The surviving Nevada corporation changed its name to National Rehab Properties, Inc. and became authorized to conduct business in the State of Florida on August 17, 1995. On October 10, 2000, the Company changed its name to National Residential Properties, Inc.

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

         In November 2005, the Company changed its name to National Realty & Mortgage Inc. The Company with its name change in fiscal year 2006 changed its trading symbol from NRES to NRMG.

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

         ------------------------------------------------------

         Revenue and Cost Recognition (continued)

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

         ------------------------------------------------------

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

         The following is a reconciliation of the computation for basic and diluted EPS:


                                                        2006           2005

         Net Loss                                  ($  125,815)     ($  686,659)
                                                    -----------      -----------


         Weighted-average common shares
           outstanding (Basic)                       6,465,707        6,458,553

         Weighted-average common stock equivalents:
               Stock options                                -                -
               Warrants                                     -                -

         Weighted-average common shares
             outstanding (Diluted)                   6,465,707        6,458,659

         Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive.

         There are no options and warrants outstanding to purchase stock at September 30, 2006 and 2005.

         ------------------------------------------------------

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

         Loan Origination Fees

         Represent fees in connection with obtaining mortgages on the various properties. The loan origination fees are being amortized straight-line over a two-year period. Amortization expense for the years ended September 30, 2006 and 2005 is $4,635 and $13,052, respectively.

         Recent Accounting Pronouncement

         In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs." SFAS No. 151 requires abnormal amounts of inventory costs related to idle facility, freight handling and wasted material expenses to be recognized as current period charges. Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The standard is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a material impact on the Company's financial position or results of operations.

         In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." SFAS No. 154 replaces Accounting Principles Board ("APB") Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in net income

         ------------------------------------------------------

         Recent Accounting Pronouncement (Continued)

         in the period of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on the Company's financial position or results of operations.

         In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140." SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets," and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect the adoption of SFAS No. 155 will have on its financial position or results of operations.

         In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140." SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer's financial assets that meets the requirements for sale accounting, a transfer of the servicer's financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. Additionally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially

         ------------------------------------------------------

         Recent Accounting Pronouncement (Continued)

         measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect the adoption of SFAS No. 156 will have on its financial position or results of operations.

         In September 2006, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurement" ("SFAS No. 157"). This standard provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Prior to SFAS No. 157, the methods for measuring fair value were diverse and inconsistent, especially for items that are not actively traded. The standard clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, not just the company's mark-to-model value. SFAS No. 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of this statement on its financial statements and expects to adopt SFAS No.157 on December 31, 2007.

         In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- An Amendment of FASB Statements No. 87, 88, 106, and 132R." This standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan's overfunded status or a liability for a plan's underfunded status; (b) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006.

         ------------------------------------------------------

         Recent Accounting Pronouncement (Continued)

         The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company is evaluating the impact of this statement on its financial statements and does not believe that it will have a material impact on the company's financial position or results of operations.

         Securities Issued for Services

         The Company accounts for common stock issued for compensation services of Officers, Directors and employees by reference to the fair market value of the Company's stock on the date of stock issuance. Consulting services and commission expenses to non-employees are recorded at the fair market value of the Company's stock on the date of stock issuance.

         Reclassifications

         Certain amounts for the year ended September 30, 2005 have been reclassified to conform with the presentation of the September 30, 2006 amounts. The reclassifications have no effect on the net income for the year ended September 30, 2006 and 2005.

NOTE 3 - MORTGAGES RECEIVABLE AND OTHER

         Amount represent due from individuals who purchased property from the Company and other various amounts due the Company. Amounts due at September 30, 2006 and 2005 were $0 and $37,482, respectively.

NOTE 4 - FIXED ASSETS

         Fixed assets consist of the following at September 30, 2006 and 2005:

                                                   2006             2005
                                             ---------------   ---------------

Office equipment and other                    $      30,969     $      30,969
Vehicles                                             31,509            31,509
                                             ---------------   ---------------
                                                     62,478            62,478
Less: accumulated depreciation                      (62,478)          (43,310)
                                             ---------------   ---------------

              Total                           $           -     $      19,168
                                             ===============   ===============


         Depreciation expense was $19,168 and $8,445 for the years ended September 30, 2006 and 2005, respectively.

NOTE 5 - NOTES AND MORTGAGES PAYABLE


         Notes and mortgages payable consist of the following at September 30, 2006 and 2005, respectively:

                                                                           2006                 2005
                                                                     -----------------   ------------------
Open credit line with a bank with interest at 8.50%
unsecured.                                                            $           786     $            786

Advance payable on demand to an officer at 6% interest
per annum.                                                                          -               20,000
                                                                     -----------------   ------------------

              Total                                                   $           786     $         20,786
                                                                     =================   ==================

         The Company has a line of credit up to $50,000 available with the above institution expiring February 2008.

NOTE 6 - CONVERTIBLE DEBENTURES PAYABLE

         The Company has convertible debentures outstanding at September 30, 2006 and 2005 in the amount of $199,202. These debentures accrue interest at 8% per annum. These debentures mature along with the related interest at November 2003. The debentures are convertible at the investors' discretion pursuant to the convertible debenture agreement. As of September 30, 2005 these debentures are in default. The investors have not contacted the Company about new payment terms. The convertible debentures expired October 2006.

NOTE 7 - CONTINGENCY/UNCERTAINTY

         The Company during the year ended September 30, 2001, became aware that some or all of the capital changes were not validly adopted by the Company's board of directors, approved by the Company's shareholders, or filed with the Secretary of State of the State of Nevada as required by the laws of the State of Nevada. As a result, it appears that the Company never has been authorized to issue more than 1,000,000 shares of its common stock. All shares of the Company's common stock issued in excess of 1,000,000 shares appear to have been issued in excess of the Company's authorized amount, therefore, these shares have been reclassified to temporary equity (See Notes 8 and 9).

         Additionally, the Company issued common stock above the Company's authorized amount and issued shares that at the time may not have been in compliance with the registration provisions of Section 5 of the Securities Act of 1933, as amended. The full impact of these items are unknown at this time. As a result, the Company had reclassified $3,927,047 to temporary equity as of September 30, 2001. Subsequent to September 30, 2001, the Company issued 843,265,695 shares of stock in connection with the conversion of debentures that have been classified as temporary equity. This resulted in an increase to temporary equity of $490,891 for the year ended September 30, 2002. This account acts as a reserve for capital that the Company may be required to repay. The Company has cured the uncertainty as October 2006.

NOTE 8 - TEMPORARY EQUITY

         The Company had recorded on its balance sheet as a temporary equity those securities issued that had not been in compliance with the registration provisions of Section 5 of the Securities Act of 1933, as amended and for the issuance of common stock issued above its authorized amount. All related amounts that were previously included in common stock and additional paid-in capital of the permanent stockholders' (deficit) section had been reclassified to temporary equity as their redemption may not have been solely within the control of the issuer.

         Temporary equity at September 30, 2006 and 2005 was $0 and $4,417,938, respectively. Substantially all the shares issued in connection with the conversion of debentures have been reclassified as temporary deficit as the contingency was cured.

NOTE 9 - STOCKHOLDERS' (DEFICIT)

         As of September 30, 2006 and 2005, there were 1,000,000,000 shares authorized, and 0 shares issued and outstanding of the Company's preferred stock with a par value of $.0000001.

         As of September 30, 2006 and 2005, there were 8,000,000,000 shares authorized, and 6,472,766 shares issued and outstanding of the Company's common stock with a par value of $.0000001.

         As of September 30, 2006 and 2005, there were 1,000,000,000 shares authorized 666,667 issued and outstanding of the Company's Class A Voting common stock with a par value of $.0000001.

         The Company has retroactively restated its shares to account for a 1:300 reverse stock split for both classes of common stock effective December 19, 2005.

         The Company issued 10,879 shares of stock for services at a par value of $.0000001 and a fair value of $176.00 to various individuals during the fiscal year ended September 30, 2006. In addition, the Company issued 666,667 shares of stock as compensation with a fair value of $20,000 to an officer of the Company.

         The Company had accounts receivable loans forgiven and forgave accounts payable from related parties during the fiscal year ended September 30, 2006 with a net fair value of $11,647 charged to additional paid-in capital.

NOTE 10 - INCOME TAXES

         The net deferred tax assets in the accompanying consolidated balance sheets include the following components at September 30, 2006 and 2005.

                                                      2006           2005

         Deferred tax assets                       $2,895,262     $2,831,248
         Deferred tax valuation allowance          (2,895,262)    (2,831,248)
                                                 -------------  -------------

         Net deferred tax assets                  $       -0-    $       -0-
                                                 =============  =============


         Due to the uncertainty of utilizing the approximate $8,272,177 and $8,146,362 in net operating losses, respectively, and recognizing the deferred tax assets, an offsetting valuation allowance has been established.

NOTE 11 - RELATED PARTY TRANSACTIONS

         During the year ended September 30, 2006 the Company wrote-off $114,600 of receivables due from a related corporation and had debt forgiven due from a related party in the amount of $102,953, which was debited to additional paid-in capital.

NOTE 12 - GOING CONCERN

         As shown in the accompanying financial statements, the Company incurred substantial net losses for the years ended September 30, 2006 and 2005. There is no guarantee that the Company will be able to generate enough revenue and/or raise enough capital to support those operations. This raises substantial doubt about the Company's ability to continue as a going concern.

         The Company's future success is dependent upon its ability to achieve profitable operations, and generate enough revenue and/or raise capital to support those operations. There is no guarantee that the Company will be able to raise enough capital or generate enough revenues to sustain its operations.

         Management believes they can raise the funds needed to support their business plan and acquire an operating, cash flow positive company.

         The financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

NOTE 13- SUBSEQUENT EVENTS

         On October 17, 2006 the Company's Board of Directors unanimously approved the amendment of its capital structure to increase the authorized shares of capital stock to 102,000,000 shares, of which 100,000,000 shares will be classified as Common Stock, $.0000001 par value, 1,000,000 shares will be classified as Class A Common Stock, $.0000001 par value and 1,000,000 shares will be classified as Preferred Stock, $.0000001 par value.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         NONE

ITEM 8A. CONTROLS AND PROCEDURES

         The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to the Company's management, including the Company's chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

         Based upon their evaluation as of the end of the period covered by this report, the Company's chief executive officer and chief financial officer concluded that, the Company's disclosure controls and procedures are not effective to ensure that information required to be included in the Company's periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

         The Company's board of directors was advised by Bagell, Josephs, Levine & Company, L.L.C., the Company's independent registered public accounting firm, that during their performance of audit procedures for 2006 Bagell, Josephs, Levine & Company, L.L.C. identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in the Company's internal control over financial reporting.

         This deficiency consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews. However, the size of the Company prevents us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

         No changes in the Company's internal control over financial reporting have come to management's attention during the Company's last fiscal quarter that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.


ITEM 8B.  OTHER INFORMATION

None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers

         The following individuals were serving as our executive officers on September 30, 2006 and January 10, 2007:

Name                        Age      Title

Richard Astrom              60       President, Chief Executive Officer,
                                     Director

Christopher Astrom          36       Vice President, Secretary, Chief Financial
                                     Officer, Director

     Our board of directors currently consists of two persons. The following information with respect to the principal occupation or employment, other affiliations and business experience during the last five years of the directors has been furnished to us such directors. Except as indicated, the directors have had the same principal occupation for the last five years. We have no standing audit committee and as such do not have an audit committee financial expert serving on the audit committee.

         Richard Astrom (60). Mr. Astrom has been a director of the Company since 1994. Richard Astrom Secretary of Capital Solutions I and has served as one of its directors since September of 2001. Mr. Astrom has served as President and a director of Genesis Capital Corporation of Nevada since September of 2001. Mr. Astrom earned a Bachelors Degree in Business Administration from the University of Miami. Richard Astrom is the father of Christopher Astrom

         Christopher Astrom (36). Christopher Astrom has been a director of the Company since June of 1995. Christopher Astrom is currently President, Chief Executive Officer and Chief Financial Officer of Capital Solutions I, and has served as one of its directors since August of 2001. Mr. Astrom has served as Secretary and Treasurer of Genesis Capital Corporation of Nevada since September of 2001. He graduated from the University of Florida with a Bachelors Degree in Business Administration. Christopher Astrom is the son of Richard Astrom

         Capital Solutions I, Inc. and Genesis Capital Corporation of Nevada are public Companies trading on the over the counter bulletin board. They file periodic reports pursuant to the Securities Exchange Act of 1934.

         All executive officers are elected by the Board and hold office until the next Annual Meeting of stockholders and until their successors are elected and qualify.

         Richard Astrom is Christopher Astrom's father.

         Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Exchange Act requires our directors, executive officers and ten percent beneficial owners to file reports of ownership and changes in ownership of their equity securities of us with the SEC and to furnish to us copies of such reports. Based solely upon review of the copies of such reports received by us, we believes that, during the 206 fiscal, all directors, executive officers and ten percent beneficial owners complied with such filing requirements.

         Code of Ethics

         We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our two directors, Richard and Christopher Astrom, have chosen not to adopt such a code of ethics because they are also our executive officers and principal financial officer.

ITEM 10. EXECUTIVE COMPENSATION

(a) Compensation.

         The following table sets forth compensation awarded to, earned by or paid to our Chief Executive Officer and the four other most highly compensated executive officers with compensation in excess of $100,000 for the years ended September 30, 2006, 2005 and 2004 (collectively, the "Named Executive Officers").


                           SUMMARY COMPENSATION TABLE

                                       Annual Compensation             Long Term Compensation Awards
                                 ---------------------------     --------------------------------------------
                                                                                  Securities
                                                                 Restricted       Underlying     All other
Name and Principal                        Salary       Bonus       Stock          Options/       compensation
  Position                       Year       ($)         ($)       Award(s)        Warrants          ($)
------------------               ----     ------       -----     ----------       ----------     ------------
Christopher Astrom               2006       702                     20,000
                                 2005        0           0                            0              0
                                 2004        0           0                            0              0

Richard Astrom                   2006    13,734.18
                                 2005        0           0                            0              0
                                 2004        0           0            0               0              0

EMPLOYMENT CONTRACTS

         We do not have an employment contract with any executive officers. Any obligation to provide any compensation to any executive officer in the event of his resignation, retirement or termination, or a change in control of the Company, or a change in any Named Executive Officers' responsibilities following a change in control would be negotiated at the time of the event.

         We may in the future create retirement, pension, profit sharing and medical reimbursement plans covering our Executive Officers and Directors.

         We do not have a compensation committee. Decisions concerning the compensation of our executive officers are made by the Board of Directors. The Board during fiscal 2006 participated in the Board's deliberations concerning executive officer compensation during the fiscal year ended September 30, 2006.

         The following tables show, as to the named executive officers, certain information concerning stock options:

                            OPTION GRANTS DURING 2006

                         PERCENT OF
                         TOTAL
         NUMBER OF       OPTIONS
         SECURITIES      GRANTED TO       EXERCISE OR
         UNDERLYING      EMPLOYEES IN     BASE PRICE
NAME     OPTIONS         FISCAL YEAR      ($/SH)         EXPIRATION DATE
----     ----------      ------------     -----------    ---------------

NONE


                AGGREGATED OPTIONS EXERCISES IN LAST FISCAL YEAR
                            AND FY-END OPTION VALUES

         SHARES                         NUMBER OF SECURITIES
         ACQUIRED        VALUE          UNDERLYING UNEXERCISED          VALUE OF UNEXERCISED IN
NAME     ON EXERCISE     REALIZED       OPTIONS AT FY-END (#)           THE MONEY OPTIONS
----     -----------     --------       --------------------------      --------------------------
                                        EXERCISABLE  UNEXERCISABLE      EXERCISABLE  UNEXERCISABLE
                                        -----------  -------------      -----------  -------------
NONE






Compensation of Directors

         Our directors are not compensated for their services as directors of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth as of September 30, 2006, the number of outstanding common and preferred shares of the Company beneficially owned by (i) each person known to the Company to beneficially own more than 5% of its outstanding common shares, (ii) each director, (iii) each nominee for director,
(iv) each executive officer listed in the Summary Compensation Table, and (iv) all executive officers and directors as a group.

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

INDIVIDUAL COMPENSATION ARRANGEMENTS

         NONE

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
         INDEPENDENCE

         Richard Astrom is the father of Christopher Astrom.

         We own approximately 5.39% of the outstanding shares of commons stock of Genesis Capital Corporation of Nevada. Christopher and Richard Astrom are officers and directors of Genesis.

ITEM 13. EXHIBITS

     (A) EXHIBITS.

The following Exhibits are incorporated herein by reference or are filed with this report as indicated below.

EXHIBIT
NUMBER            DESCRIPTION
------            -----------

3.1*          Amended and Restated Articles of Incorporation of the Company

3.2**         Amended and Restated Bylaws of the Company

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

10.5*** Securities Subscription Agreement dated as of October 17, 2001 by and between DC Power Products Acquisition Corp. and Equity Planners LLC, Sea Lion Investors LLC and Myrtle Holdings LLC

10.6*** Assignment and Assumption Agreement dated as of November 5, 2001by and between DC Power Acquisition Corp. and National Residential Properties, Inc.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Audit and Non-Audit Fees

         Aggregate fees for professional services rendered by Bagell, Josephs & Company, L.L.C for the fiscal years ended September 30, 2006 and 2005 are set forth below. The aggregate fees included in the Audit category are fees billed for the fiscal years for the audit of our annual financial statements and review of financial statements and statutory and regulatory filings or engagements. The aggregate fees included in each of the other categories are fees billed in the fiscal years. (All references to "$" in this Proxy Statement are to United States dollars.)

                                Fiscal Year Ending     Fiscal Year Ending
                                September 30, 2006     September 30, 2005

Audit Fees                           19,300                 15,000

Audit-Related Fees                    8,000                  7,500

Tax Fees                              1,500                    0

TOTAL                                28,800                 22,500

         Audit Fees for the fiscal years ended September 30, 2006 and 2005 were for professional services rendered for the audits of the consolidated financial statements, quarterly review of the financial statements included in Quarterly Reports on Form 10-QSB, consents, and other assistance required to complete the year end audit of the consolidated financial statements.

         Audit-Related Fees as of the fiscal years ended September 30, 2006 and 2005 were for assurance and related services reasonably related to the performance of the audit or review of financial statements and not reported under the caption Audit Fees.

         Tax Fees as of the fiscal years ended September 30, 2006 and 2005 were for professional services related to tax compliance, tax authority audit support and tax planning.

         There were no fees that were classified as All Other Fees as of the fiscal years ended September 30, 2006 and 2005.

         As we do not have a formal audit committee, the services described above were not approved by the audit committee under the de minimus exception provided by Rule 2- 1(c)(7)(i)(C) under Regulation S-X. Further, we do not have audit committee pre-approval policies and procedures.

            Our Board of Directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of Bagell, Josephs & Levine as our independent accountants, the Board of Directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Bagell, Josephs & Levine in 2006 were approved by the Board of Directors.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

National Realty and Mortgage, Inc.

Date: January 16, 2007

By: /s/ RICHARD ASTROM
   ----------------------------
   Richard Astrom
   Chief Executive Officer
   Date: January 16, 2007

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                 /s/ RICHARD ASTROM
                 -------------------------
                 By:  Richard Astrom
                 Director
                 Date:  January 16, 2007


                  /s/ CHRISTOPHER ASTROM
                  -------------------------
                  By:  Christoper Astrom
                  Director
                  Date:  January 16, 2007