Form 10QSB
period 2006-12-31
NATIONAL REALTY & MORTGAGE INC
filed 2007-02-13
CIK 1096840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended December 31, 2006

[__]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period from __________ To _________

Commission file number 0-27159

National Realty and Mortgage, Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada	65-0439467
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

One N.E. First Avenue, Suite 306, Ocala, Florida 34470

(Address of principal executive offices)

(718) 554-3652

Issuer’s telephone number

 (Former Name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:
    Yes [ X ]    No [     ]

Indicate by check mark whether the issuer is a shell company (as defined in rule 12b-2 of the Exchange Act)
    Yes [ X ]    No [     ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court
    Yes [     ]    No [     ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of February 13, 2007, there were 6,472,766 shares of the Registrant's Common Stock, $0.001 par value per share, outstanding and 666,667 shares of the Registrant’s Class A Common Stock, $0.001.

Transitional Small Business Disclosure Format
    Yes [     ]    No [ X ]

National Realty and Mortgage, Inc.

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006

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
FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL REALTY AND MORTGAGE INC. AND SUBSIDIARIES
(FORMERLY NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES)

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PAGE(S)

Condensed Consolidated Financial Statements:

Balance Sheets as of December 31, 2006 (Unaudited)	3

Statements of Operations for the Three Months Ended December 31, 2006 and 2005 (Unaudited)	4

Statements of Cash Flows for the Years Ended December 31, 2006 and 2005 (Unaudited)	5

Notes to Consolidated Financial Statements (Unaudited)	6-17

NATIONAL REALTY AND MORTGAGE INC. AND SUBSIDIARIES
(FORMERLY NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES)
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
DECEMBER 31, 2006

ASSETS

ASSETS
Cash and cash equivalents	$22,372

TOTAL ASSETS	$22,372

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Accounts payable and accrued expenses	$39,823
Notes payable- related party	21,817

Total Liabilities	61,640

STOCKHOLDERS' (DEFICIT)
Preferred Stock, $.001 Par Value; 1,000,000
shares authorized and 0 shares issued and outstanding	-
Common Stock, $.001 Par Value; 100,000,000 shares
authorized and 6,472,766 shares issued and outstanding	6,473
Common Stock Class A Voting, $.001 Par Value; 1,000,000
shares authorized and 666,667 shares issued and outstanding	667
Additional Paid-in Capital	8,076,883
Accumulated Deficit	(8,123,291)

Total Stockholders' (Deficit)	(39,268)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$22,372

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL REALTY AND MORTGAGE INC. AND SUBSIDIARIES
(FORMERLY NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005

OPERATING REVENUES
Revenue	$-	$-

COST OF SALES	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES
Professional fees and compensation expenses	49,976	207,357
Real estate taxes and property maintenance	-	710
Office expenses	-	16,790
Miscellaneous	540	5,571
Depreciation and amortization	-	8,893
Total Operating Expenses	50,516	239,321

LOSS BEFORE OTHER INCOME	(50,516)	(239,321)

OTHER INCOME
Other income - expirartion of debebtures	199,402	-
Total Other Income	199,402	-

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	148,886	(239,321)
Provision for Income Taxes	-	-

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$148,886	$(239,321)

NET INCOME (LOSS) PER BASIC AND DILUTED SHARES	$0.02	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	6,472,766	6,462,895

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL REALTY AND MORTGAGE INC. AND SUBSIDIARIES
(FORMERLY NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$148,886	$(239,321)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Depreciation and amortization	-	8,893
Common stock issued for compensation	-	200,000
Expiration of debentures payable	(199,202)

Changes in assets and liabilities:
Increase in accounts payable and
and accrued expenses	-	23,901
Total adjustments	(199,202)	232,794

Net cash (used in) operating activities	(50,316)	(6,527)

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in mortgages and notes receivable	-	31,647

Net cash provided by investing activities	-	31,647

CASH FLOWS FROM FINANCING ACTIVITIES
Loans payable	21,031	-
Capital contribution by affliated party	49,976	-
Net cash provided by financing activities	71,007	-

NET INCREASE IN CASH
AND CASH EQUIVALENTS	20,691	25,120

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	1,681	241,248

CASH AND CASH EQUIVALENTS - END OF PERIOD	$22,372	$266,368

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

CASH PAID DURING THE PERIOD FOR:
Interest expense	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL REALTY AND MORTGAGE INC. AND SUBSIDIARIES
(FORMERLY NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005 (UNAUDITED)
NOTE 1 -  ORGANIZATION AND BASIS OF PRESENTATION

The condensed consolidated unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated unaudited financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company’s annual consolidated unaudited statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated unaudited financial statements be read in conjunction with the September 30, 2006 audited consolidated financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These condensed consolidated unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the consolidated operations, changes in permanent stockholders equity (deficit), changes in temporary equity and cash flows for the periods presented.

National Realty & Mortgage Inc. and Subsidiaries (Formerly National Residential Properties, Inc. and Subsidiaries) (the “Company”) was originally incorporated in the State of Nevada on October 18, 1971 under the name of Mister Las Vegas, Inc. On December 15, 1994, the Company merged with a privately owned company, National Rehab Properties, Inc., a Florida corporation formed on October 1, 1993. The surviving Nevada corporation changed its name to National Rehab Properties, Inc. and became authorized to conduct business in the State of Florida on August 17, 1995. On October 10, 2000, the Company changed its name to National Residential Properties, Inc.

The Company’s business was residential real estate development and building construction services. From 1993 to 1999 the Company’s business concentrated in investing in and revitalizing single family homes in established older residential neighborhoods in urban areas. The Company bought either single unit vacant properties and built single family homes or it bought abandoned homes and completed all renovations to the home followed by a sale of the home. During 1999, while retaining its efforts in the renovation of urban single family homes as one aspect of the business, the Company entered a second phase of business, the development, construction and ownership of multifamily housing projects.

NATIONAL REALTY AND MORTGAGE INC. AND SUBSIDIARIES
(FORMERLY NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005 (UNAUDITED)

NOTE 1 -  ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Beginning in the fiscal year ending September 30, 1999, the Company initiated a program of acquisition of properties suitable for development as multifamily housing or multiple unit single-family development tracts. Since 1999, the Company has purchased four tracts with the intention of building from 60 to 72 apartment units on each tract and one twenty acre citrus grove for single family home development. In April 2000, the Company acquired Encore Services, Inc. (“Encore Services”).

On May 4, 2001, the Company’s wholly-owned subsidiary, Connecticut Acquisition Corp. No. 1, (“Connecticut Acquisition”) entered into a joint venture to develop a parcel of land located in Hebron, Connecticut, (the “Hebron Parcel”) as a senior adult community pursuant to a land development agreement with Mr. Nathan Kahn and various entities controlled by Mr. Nathan Kahn. The objective of this development was to either sell developed lots to builders, or erect dwellings themselves.

Mr. Kahn’s entities had obtained options to purchase and develop other properties, and the Kahn entities advised that they would need additional funding to pay for the expenses in connection with the obtaining and maintenance of these options.

The land development agreement called for Connecticut Acquisition to fund the initial costs of acquisition and development, and, after deduction of expenses from gross revenues, profits would be divided 50-50 between the parties.

In contemplation of the financing of this project, on April 12, 2001, Connecticut Acquisition, obtained a loan from accredited investors evidenced by its 8% Series A Senior Subordinated Convertible Redeemable Debentures due April 13, 2003 (the “Connecticut Acquisition Debentures”), which were convertible from time to time into shares of Connecticut Acquisition’s Class A Common Stock. On May 8, 2001, following the acquisition of the Hebron Parcel, Connecticut Acquisition was merged into the Company. As a result, all rights and obligations of Connecticut Acquisition inured to the benefit of and became binding upon the Company. Pursuant to the merger, the Connecticut Acquisition Debentures were surrendered and canceled, and new debentures, identical to the Connecticut Acquisition Debentures, together with accompanying conversion rights into authorized but unissued shares of the Company’s common stock, par value $.001 per share (“NRES Common Stock”), were issued by the Company to the holders of the Connecticut Acquisition Debentures.

Pursuant to an agreement executed on December 26, 2001, made effective as of October 31, 2001 and a Statutory Warranty Deed- dated October 31, 2001, the Company sold to Senior Adult Lifestyle, Inc (“Senior Adult Lifestyle”) a related entity through common corporate officers, all of the rights, title and interest in (i) the Hebron Parcel; and (ii) contracts to purchase certain parcels of real property in

NATIONAL REALTY AND MORTGAGE INC. AND SUBSIDIARIES
(FORMERLY NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005 (UNAUDITED)

NOTE 1 -  ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Watertown, New Milford, Granby and East Windsor, Connecticut. As additional consideration for the conveyance to Senior Adult Lifestyle, the Company received on February 1, 2002, 20 million shares of common stock of Genesis Capital Corporation of Nevada (“Genesis”), the parent of Senior Adult Lifestyles. These shares were based on a value of $0.10 per share, the value the stock was trading for in December 2001, for an agreed consideration of $2 million. Should the value at the earlier of (a) the time the Company sells these shares or (b) the expiration of three years from the date of the conveyance fall below $2 million, Genesis will be required to issue to the Company, additional shares of Genesis Common Stock to make up the difference in value. The value of the Genesis Common Stock was $.009 ($180,000) on February 1, 2002.

On October 17, 2001, the Company’s other wholly-owned subsidiary, DC Power Products Acquisition Corp, (“DC Power”), obtained a loan from accredited investors evidenced by its 8% Series A Senior Subordinated Convertible Redeemable Debentures due October 17, 2003 (the “DC Power Debentures”), which were convertible from time to time into shares of DC Power’s common stock. DC Power was merged into the Company on November 1, 2001.

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
DECEMBER 31, 2006 AND 2005 (UNAUDITED)

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
DECEMBER 31, 2006 AND 2005 (UNAUDITED)

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

The following is a reconciliation of the computation for basic and diluted EPS:
	2006	2005

Net Income (Loss)	$148,886	($ 239,321)

Weighted-average common shares outstanding (Basic)	6,472,766	6,462,895

Weighted-average common stock equivalents:
Stock options	-	-
Warrants	-	-

Weighted-average common shares outstanding (Diluted)	6,472,766	6,462,895

There are no options and warrants outstanding to purchase stock at December 31, 2006 and 2005.

NATIONAL REALTY AND MORTGAGE INC. AND SUBSIDIARIES
(FORMERLY NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005 (UNAUDITED)

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

Loan Origination Fees

Represent fees in connection with obtaining mortgages on the various properties. The loan origination fees are being amortized straight-line over a two-year period. Amortization expense for the three months ended December 31, 2006 and 2005 is $0 and $3,263 respectively.

Recent Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs.” SFAS No. 151 requires abnormal amounts of inventory costs related to idle facility, freight handling and wasted material expenses to be recognized as current period charges. Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The standard is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a material impact on the Company’s financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in net income

NATIONAL REALTY AND MORTGAGE INC. AND SUBSIDIARIES
(FORMERLY NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005 (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncement (Continued)

in the period of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on the Company’s financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 did not have material impact on the Company’s financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer’s financial assets that meets the requirements for sale accounting, a transfer of the servicer’s financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. Additionally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially

NATIONAL REALTY AND MORTGAGE INC. AND SUBSIDIARIES
(FORMERLY NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005 (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncement (Continued)

measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 156 did not have material impact on the Company’s financial position or results of operations.

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
DECEMBER 31, 2006 AND 2005 (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncement (Continued)4

The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company is evaluating the impact of this statement on its financial statements and does not believe that it will have a material impact on the Company’s financial position or results of operations.

Securities Issued for Services

The Company accounts for common stock issued for compensation services of Officers, Directors and employees by reference to the fair market value of the Company’s stock on the date of stock issuance. Consulting services and commission expenses to non-employees are recorded at the fair market value of the Company’s stock on the date of stock issuance.

Reclassifications

Certain amounts for the year ended December 31, 2005 have been reclassified to conform with the presentation of the December 31, 2006 amounts. The reclassifications have no effect on the net income for the three months ended December 31, 2006 and 2005.

NOTE 3- MORTGAGES RECEIVABLE AND OTHER

Amount represent due from individuals who purchased property from the Company and other various amounts due the Company. Amounts due at December 31, 2006 and 2005 were $0 and $5,835, respectively.

NOTE 4- FIXED ASSETS

Fixed assets consist of the following at December 31, 2006 and 2005:

	2006	2005
Office equipment and other	$30,969	$30,969
Vehicles	-	31,509
	30,969	62,478
Less: accumulated depreciation	(30,969)	(43,310)

Total	$-	$19,168

Depreciation expense was $0 and $5,630 for the three months ended December 31, 2006 and 2005, respectively.

NATIONAL REALTY AND MORTGAGE INC. AND SUBSIDIARIES
(FORMERLY NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005 (UNAUDITED)

NOTE 5- NOTES AND MORTGAGES PAYABLE

Notes and mortgages payable consist of the following at September 30, 2006 and 2005, respectively:

2006
Open credit line with a bank with interest at 8.50%
unsecured.	$786

Advance payable on demand to an officer at 6% interest
per annum.	21,031

Total	$21,817

The Company has a line of credit up to $50,000 available with the above institution expiring February 2008.

NOTE 6- CONVERTIBLE DEBENTURES PAYABLE

The Company had convertible debentures outstanding at December 31, 2006 and 2005 in the amount of $199,202. These debentures accrued interest at 8% per annum. These debentures matured along with the related interest at November 2003. The debentures were convertible at the investors’ discretion pursuant to the convertible debenture agreement. As of September 30, 2005 these debentures were in default. The investors have not contacted the Company about new payment terms. The convertible debentures expired October 2006. The Company has written-off the remaining balance of the debenture of $199,202 during the quarter ended December 31, 2006. They have expired under Colorado State Law.

NOTE 7- STOCKHOLDERS’ (DEFICIT)

On October 23, 2006 the Company’s Board of Directors unanimously approved the amendment of its capital structure to increase the authorized shares of capital stock to 102,000,000 shares, of which 100,000,000 shares will be classified as Common Stock, $.001 par value, 1,000,000 shares will be classified as Class A Common Stock, $.001 par value and 1,000,000 shares will be classified as Preferred Stock, $.001 par value.

As of December 31, 2006 and 2005, there were 1,000,000 shares authorized, and 0 shares issued and outstanding of the Company’s preferred stock with a par value of $.001.

NATIONAL REALTY AND MORTGAGE INC. AND SUBSIDIARIES
(FORMERLY NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005 (UNAUDITED)

NOTE 7- STOCKHOLDERS’ (DEFICIT) (CONTINUED)

As of December 31, 2006 and 2005, there were 100,000,000 shares authorized, and 6,472,766 shares issued and outstanding of the Company’s common stock with a par value of $.001.

As of December 31, 2006 and 2005, there were 1,000,000 shares authorized 666,667 issued and outstanding of the Company’s Class A Voting common stock with a par value of $.001.

The Company has retroactively restated its shares to account for a 1:300 reverse stock split for both classes of common stock effective December 19, 2005.

NOTE 8- INCOME TAXES

The net deferred tax assets in the accompanying consolidated balance sheets include the following components at December 31, 2006 and 2005.

	2006	2005
Deferred tax assets	$2,436,987	$2,515,705
Deferred tax valuation allowance	(2,436,987)	(2,515,705)

Net deferred tax assets	$-0-	$-0-

Due to the uncertainty of utilizing the approximate $8,123,291 and $8,385,683 in net operating losses, respectively, and recognizing the deferred tax assets, an offsetting valuation allowance has been established.

NOTE 9 -  GOING CONCERN

As shown in the accompanying financial statements, the Company incurred substantial net losses for the years ended September 30, 2006 and 2005. There is no guarantee that the Company will be able to generate enough revenue and/or raise enough capital to support those operations. This raises substantial doubt about the Company’s ability to continue as a going concern.

NATIONAL REALTY AND MORTGAGE INC. AND SUBSIDIARIES
(FORMERLY NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005 (UNAUDITED)

NOTE 9 - GOING CONCERN (CONTINUED)

The Company’s future success is dependent upon its ability to achieve profitable operations, and generate enough revenue and/or raise capital to support those operations. There is no guarantee that the Company will be able to raise enough capital or generate enough revenues to sustain its operations.

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

Background

National Realty and Mortgage, Inc. (the “Company,” “we,” “our,” “ours” and “us”) was originally incorporated in the State of Nevada on October 18, 1971 under the name of Mister Las Vegas, Inc. On December 15, 1994, we merged with privately owned company, National Rehab Properties, Inc., a Florida corporation formed on October 1, 1993. The surviving Nevada corporation changed its name to National Rehab Properties, Inc. and became authorized to conduct business in the State of Florida on August 17, 1995. On October 10, 2000, we changed our name to National Residential Properties, Inc. and in November 2005 we changed our name to National Realty and Mortgage, Inc.

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

On November 15, 2005, we issued to Christopher Astrom 200 million shares of newly authorized Class A common stock, par value $.001 per share. These 200 million shares of Class A common stock were subsequently reversed to 666,667 shares as a result of the 1:300 stock split.

On December 19, 2005, we implemented a reverse stock split, whereby every 300 shares of all classes of our capital stock were combined and converted into one share of that same class of capital stock and our common stock began to trade on a split adjusted basis. As of January 6, 2006, there were 6,472,766 shares of common stock issued and outstanding and 666,667 shares of Class A common stock issued and outstanding. The issued and outstanding shares of common stock and Class A common stock remained 6,472,766 and 666,667 respectively as of December 31, 2006.

On October 23, 2006, we filed with the SEC a definitive Information Statement on Schedule 14C whereby we proposed to amend our Articles of Incorporation to reduce the number of authorized shares of Common Stock, Class A Common Stock and Preferred stock of the Company to 100,000,000; 1,000,000; and 1,000,000 shares, respectively. The amendment was filed with the State of Nevada on or near October 23, 2006 and accordingly since that date our authorized shares of Common Stock, Class A Common Stock and Preferred stock have been 100,000,000; 1,000,000 and 1,000,000 shares, respectively.

Current Operations

In 2004, we commenced operations as a direct mortgage lender. Although we plan to develop our mortgage lending business, we have not discontinued our real estate development business. We plan to continue our real estate development business in tandem with our mortgage lending business to the extent appropriate development opportunities present themselves and become available to us. We have not hired additional personnel to engage in the mortgage lending business. As of December 31, 2006, we had approximately $-0- outstanding in credit extended to borrowers.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2006 COMPARED TO
THREE MONTHS ENDED DECEMBER 31, 2005

Revenues

Revenues were $0 for the three months ended December 31, 2006, as compared to $0 for the three months ended December 31, 2005.

Operating Expenses

Operating expenses for the three months ended December 31, 2006 were $50,516 compared to $239,321 for the three months ended December 31, 2005.

Income (Loss) From Operations

Income (Loss) from operations for the three months ended December 31, 2006 was $148,886 compared to ($239,321) for the three months ended December 31, 2005. The Income from Operations for December 31, 2006 is a result of the expirations and write off of the debentures and the expiration of related costs.

Net Income (Loss) Applicable To Common Stock

Net Income (loss) per share applicable to Common Stock was $.02 for the three months ended December 31, 2006, compared to ($0.04) for the three months ended December 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our operations primarily through mortgage debt and the issuance of the Debentures. The Debentures are discussed in further detail under “Debentures” below. At December 31, 2006, we had $22,372 in cash and cash equivalents.

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

As of December 31, 2006, the Company had current assets consisting of cash and cash equivalents in the amount of $22,372. As of December 31, 2006, the Company had current liabilities consisting of accounts payable and short term notes payable in the amount of $61,640.

As of October 30, 2006 the Company had $199,202 in Debentures outstanding. The Company has determined that the statute of limitations to file a claim to seek repayment on the Debentures has passed and that no such claim has been filed. Accordingly, On October 30, 2006, the Company wrote off the Debenture balance of $199,202.

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

RISKS RELATED TO LEGAL UNCERTAINTIES
WE MAY HAVE VIOLATED NEVADA CORPORATE LAW

At the time of our incorporation, we had 1 million shares of common stock authorized. Since that time, we have amended our capital structure several times but we suspect that some or all of these amendments may not have validly implemented for failure to obtain proper board and shareholder approval. For a full explanation of these events, see “Background Capitalization Information”

We believe that out board of directors and shareholders had the authority to amend our capital structure by amending our articles of incorporation. Accordingly, on September 20, 2005, we filed with the SEC a revised Information Statement on Schedule 14C relating to shareholder approval of the aforementioned proposals.

As of November 17, 2005, our board of directors had cured and ratified the over issuances of stock. While it is unlikely that a shareholder would bring an action against us regarding the stock issuances, any such action could have a substantial impact on our liquidity and capital resources.

WE MAY HAVE VIOLATED SECTION 5 OF THE SECURITIES ACT.

In April and October of 2001 we issued certain convertible debentures (the “Debentures”). Section 5 of the Securities Act prohibits the public sale of securities absent an effective registration statement being filed with the SEC, unless an exemption from registration applies. All shares of Common Stock issued upon conversion of the Debentures were sold by holders of the Debentures following conversion. In October 2000, we issued to 2217 Acquisition Inc. certain debentures pursuant to a merger agreement. These debentures were also converted into our Common Stock. These transactions were performed in a manner thought to be exempt from the registration requirements of Section 5 of the Securities Act. However, the requirements of the exemptions relied on do not appear to have been satisfied.

While more than one year has passed from the initial placement of the Debentures, there has been no actions filed against us based upon a violation of Section 5. Because the statute of limitations has run, it is unlikely that these holders of our Common Stock will file an action against us.

Accordingly, as of September 30, 2006 we had $199,202 in Debentures. We have determined that the statute of limitations to file a claim to seek repayment on the Debentures has passed and that no such claim has been filed. Accordingly, On October 30, 2006, we wrote off the Debenture balance of $199,202.

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

Item 3. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation as of the end of the period covered by this report, the Company’s chief executive officer and chief financial officer concluded that, the Company’s disclosure controls and procedures are not effective to ensure that information required to be included in the Company’s periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

The Company’s board of directors was advised by Bagell, Josephs, Levine & Company, L.L.C., the Company’s independent registered public accounting firm, that during their performance of audit procedures for 2006 Bagell, Josephs, Levine & Company, L.L.C. identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in the Company’s internal control over financial reporting.

This deficiency consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews. However, the size of the Company prevents us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

On October 23, 2006, we filed with the SEC a definitive Information Statement on Schedule 14C whereby we proposed to amend our Articles of Incorporation to reduce the number of authorized shares of Common Stock, Class A Common Stock and Preferred stock of the Company to 100,000,000; 1,000,000; and 1,000,000 shares, respectively. Shareholders owning a majority of the validly issued and then outstanding shares of our Common Stock and Class A Common Stock then adopted and approved these proposals. As a result, these proposals were approved and adopted by the majority required by law and no further votes were needed. The amendment was filed with the State of Nevada on or near October 23, 2006 and accordingly since that date our authorized shares of Common Stock, Class A Common Stock and Preferred stock have been 100,000,000; 1,000,000; and 1,000,000 shares, respectively.

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

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

National Realty and Mortgage, Inc.

Date: February 13, 2007

By: /s/ RICHARD ASTROM
Richard Astrom
Chief Executive Officer
Date: February 13, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ RICHARD ASTROM
By: Richard Astrom
Director
Date: February 13, 2007

/s/ CHRISTOPHER ASTROM
By: Christoper Astrom
Director
Date: February 13, 2007