Form 10QSB
period 2007-03-31
NATIONAL REALTY & MORTGAGE INC
filed 2007-05-21
CIK 1096840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

| X |    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2007

|__|    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period from __________ To _________

Commission file number 0-27159

National Realty and Mortgage, Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada	65-0439467
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

One NE First Avenue, Suite 306, Ocala, Florida 34470

(Address of principal executive offices)

(718) 554-3652

Issuer’s telephone number

(Former Name, former address and former fiscal year, if changed since last report)

Check whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes   | X |    No   |__|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes |__|    No | X |

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court
Yes |__|    No |__|

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of May 21, 2007, there there were 6,472,766 shares of the Registrant's Common Stock, $0.001 par value per share, outstanding and 666,667 shares of the Registrant’s Class A Common Stock, $0.001.

Transitional Small Business Disclosure Format    Yes |__|    No | X |

NATIONAL REALTY AND MORTGAGE, INC.
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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
MARCH 31, 2007 AND 2006

NATIONAL REALTY AND MORTGAGE INC. AND SUBSIDIARIES
(FORMERLY NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES)

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PAGE(S)

Condensed Consolidated Financial Statements:

Balance Sheet as of March 31, 2007 (Unaudited)	3

Statements of Operations for the Six Months and Three
Months ended March 31, 2007 and 2006 (Unaudited)	4

Statements of Cash Flows for the Six Months Ended
March 31, 2007 and 2006 (Unaudited)	5

Notes to Consolidated Financial Statements (Unaudited)	6 -17

NATIONAL REALTY AND MORTGAGE INC. AND SUBSIDIARIES
(FORMERLY NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES)
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
MARCH 31, 2007

ASSETS

ASSETS
Cash and cash equivalents	$1,362

TOTAL ASSETS	$1,362

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Accounts payable and accrued expenses	$39,823
Convertible debentures payable	199,202
Note payable	786

Total Liabilities	239,811

STOCKHOLDERS' (DEFICIT)
Preferred Stock, $.001 Par Value; 1,000,000
shares authorized and 0 shares issued and outstanding	-
Common Stock, $.001 Par Value; 100,000,000 shares
authorized and 6,472,766 shares issued and outstanding	6,743
Common Stock Class A Voting, $.001 Par Value; 1,000,000
shares authorized and 666,667 shares issued and outstanding	667
Additional Paid-in Capital	8,076,613
Accumulated Deficit	(8,322,472)

Total Stockholders' (Deficit)	(238,449)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$1,362

See notes to condensed consolidated finacial statements

NATIONAL REALTY AND MORTGAGE INC. AND SUBSIDIARIES
(FORMERLY NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE SIX MONTHS AND THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	SIX MONTHS ENDED		THREE MONTHS ENDED
	March 31,	March 31,	March 31,	March 31,
	2007	2006	2007	2006

OPERATING REVENUES
Revenue	$-	$-	$-	$-

COST OF SALES	-	-	-	-

GROSS PROFIT	-	-	-	-

OPERATING EXPENSES
Professional fees and compensation expenses	49,976	31,589	-	4,232
Real estate taxes and property maintenance	-	5,460	-	4,750
Office expenses	-	41,176	-	24,384
Miscellaneous	598	5,598	79	27
Depreciation and amortization	-	12,562	-	3,669
Total Operating Expenses	50,595	96,385	79	37,062

LOSS BEFORE OTHER INCOME (EXPENSE)	(50,595)	(96,385)	(79)	(37,062)

OTHER INCOME (EXPENSE)
Other income - forgiveness of debt	-	102,953	-	102,953
Bad debt	-	(114,600)	-	(114,600)
Other income	300	-	100	-
Total Other Income (Expense)	300	(11,647)	100	(11,647)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(50,295)	(108,032)	21	(48,709)
Provision for Income Taxes	-	-	-	-

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(50,295)	$(108,032)	$21	$(48,709)

NET INCOME (LOSS) PER BASIC AND DILUTED SHARES	$(0.01)	$(0.02)	$0.00	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	6,472,766	6,472,766	6,472,766	6,472,766

See notes to condensed consolidated finacial statements

NATIONAL REALTY AND MORTGAGE INC. AND SUBSIDIARIES
(FORMERLY NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED MARCH 31, 2007 AND 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(50,295)	$(108,032)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Depreciation and amortization	-	12,562
Bad debt	-	114,600
Forgiveness of debt	-	(102,953)
Common stock issued for compensation	-	20,000

Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	-	(126,703)
Decrease in investment securities	-	32,047

Total adjustments	-	(50,447)

Net cash (used in) operating activities	(50,295)	(158,479)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in mortgages and advances	-	(61,821)

Net cash (used in) investing activities	-	(61,821)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution by affliated party	49,976	-
Net cash provided by financing activities	49,976	-

NET DECREASE IN CASH
AND CASH EQUIVALENTS	(319)	(220,300)

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	1,681	241,248

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,362	$20,948

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Compensation expense to officer	-	20,000

CASH PAID DURING THE PERIOD FOR:
Interest expense	$-	$-

See notes to condensed consolidated finacial statements

 NATIONAL REALTY AND MORTGAGE INC. AND SUBSIDIARIES
(FORMERLY NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006 (UNAUDITED)

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
MARCH 31, 2007 AND 2006 (UNAUDITED)

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
MARCH 31, 2007 AND 2006 (UNAUDITED)

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
MARCH 31, 2007 AND 2006 (UNAUDITED)

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of six months or less to be cash equivalents.

The Company maintains cash and cash equivalent balances at several financial institutions, which are insured by the Federal Deposit Insurance Corporation up to $100,000.

NATIONAL REALTY AND MORTGAGE INC. AND SUBSIDIARIES
(FORMERLY NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006 (UNAUDITED)

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

Earnings (Loss) Per Share of Common Stock

Historical net (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be antidilutive for periods presented.

The following is a reconciliation of the computation for basic and diluted EPS:

	2007	2006

Net (Loss)	$(50,295)	$(108,032)

Weighted-average common shares
outstanding (Basic)	6,472,766	6,472,766

Weighted-average common stock
equivalents:
Stock options	-	-
Warrants	-	-

Weighted-average common shares
outstanding (Diluted)	6,472,766	6,472,766

 There are no options and warrants outstanding to purchase stock at March 31, 2007 and 2006.

NATIONAL REALTY AND MORTGAGE INC. AND SUBSIDIARIES
(FORMERLY NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006 (UNAUDITED)

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

Loan Origination Fees

Represent fees in connection with obtaining mortgages on the various properties. The loan origination fees are being amortized straight-line over a two-year period. Amortization expense for the six months ended March 31, 2007 and 2006 is $0 and $3,263 respectively.

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
MARCH 31, 2007 AND 2006 (UNAUDITED)

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
MARCH 31, 2007 AND 2006 (UNAUDITED)

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
MARCH 31, 2007 AND 2006 (UNAUDITED)

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

Reclassifications

Certain amounts for the six months ended March 31, 2006 have been reclassified to conform with the presentation of the March 31, 2007 amounts. The reclassifications have no effect on the net loss for the six months ended March 31, 2006.

NOTE 3- MORTGAGES RECEIVABLE AND OTHER

Amount represent due from individuals who purchased property from the Company and other various amounts due the Company. Amounts due at March 31, 2007 and 2006 were $0 and $5,435, respectively.

NATIONAL REALTY AND MORTGAGE INC. AND SUBSIDIARIES
(FORMERLY NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 4- FIXED ASSETS

Fixed assets consist of the following at March 31, 2007:

2007

Office equipment and other	$30,969
Vehicles	-
30,969
Less: accumulated depreciation	(30,969)

Total	$-

Depreciation expense was $0 and $7,926 for the six months ended March 31, 2007 and 2006, respectively.

NOTE 5- NOTE PAYABLE

This account represents an advance payable on demand to an officer of the Company at 6% interest per annum.

The Company has a line of credit up to $50,000 available with the above institution expiring February 2008.

NATIONAL REALTY AND MORTGAGE INC. AND SUBSIDIARIES
(FORMERLY NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 6- CONVERTIBLE DEBENTURES PAYABLE

The Company has convertible debentures outstanding at March 31, 2007 and 2006 in the amount of $199,202. These debentures mature along at November 2003. The debentures are convertible at the investors’ discretion pursuant to the convertible debenture agreement. As of September 30, 2005, these debentures were in default. The Company is negotiating an agreement whereby the investors would take control of the Company. The agreement has not been finalized.

NOTE 7- STOCKHOLDERS’ (DEFICIT)

On October 17, 2006 the Company’s Board of Directors unanimously approved the amendment of its capital structure to increase the authorized shares of capital stock to 102,000,000 shares, of which 100,000,000 shares will be classified as Common Stock, $.001 par value, 1,000,000 shares will be classified as Class A Common Stock, $.001 par value and 1,000,000 shares will be classified as Preferred Stock, $.001 par value.

As of March 31, 2007 and 2006, there were 1,000,000 shares authorized, and 0 shares issued and outstanding of the Company’s preferred stock with a par value of $.001.

As of March 31, 2007 and 2006, there were 100,000,000 shares authorized, and 6,472,766 shares issued and outstanding of the Company’s common stock with a par value of $.001.

As of March 31, 2007 and 2006, there were 1,000,000 shares authorized 666,667 issued and outstanding of the Company’s Class A Voting common stock with a par value of $.001.

The Company has retroactively restated its shares to account for a 1:300 reverse stock split for both classes of common stock effective December 19, 2005.

NATIONAL REALTY AND MORTGAGE INC. AND SUBSIDIARIES
(FORMERLY NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 8- INCOME TAXES

The net deferred tax assets in the accompanying consolidated balance sheets include the following components at March 31, 2007 and 2006.

Due to the uncertainty of utilizing the approximate $8,322,472 and $8,254,394 in net operating losses, respectively, and recognizing the deferred tax assets, an offsetting valuation allowance has been established.

NOTE 9-  GOING CONCERN

As shown in the accompanying financial statements, the Company incurred substantial net losses for the years ended September 30, 2006 and 2005and for the six months ended March 31, 2007. There is no guarantee that the Company will be able to generate enough revenue and/or raise enough capital to support those operations. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

Background

National Realty and Mortgage, Inc. (“Company,” “we,” “our,” “ours” and “us”) was originally incorporated in the State of Nevada on October 18, 1971 under the name of Mister Las Vegas, Inc. On December 15, 1994, we merged with privately owned company, National Rehab Properties, Inc., a Florida corporation formed on October 1, 1993. The surviving Nevada corporation changed its name to National Rehab Properties, Inc. and became authorized to conduct business in the State of Florida on August 17, 1995. On October 10, 2000, we changed our name to National Residential Properties, Inc. and in November 2005 we changed our name to National Realty and Mortgage, Inc.

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

Current Operations

In 2004, we commenced operations as a direct mortgage lender. Although we plan to develop our mortgage lending business, we have not discontinued our real estate development business. We plan to continue our real estate development business in tandem with our mortgage lending business to the extent appropriate development opportunities present themselves and become available to us. We have not hired additional personnel to engage in the mortgage lending business. As of March 31, 2007, we had approximately $0 outstanding in credit extended to borrowers.

Our common stock is quoted on the OTC Bulletin Board under the trading symbol "NRMG".

The following presentation of management's discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements, the accompanying notes thereto and other financial

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO
THREE MONTHS ENDED MARCH 31, 2006

Revenues

Revenues were $0.00 for the three months ended March 31, 2007, as compared to $0.00 for the three months ended March 31, 2006.

Cost Of Revenues

Cost of revenues was $0.00 for the three months ended March 31, 2007, as compared to $0.00 for the three months ended March 31, 2006.

Operating Expenses

Operating expenses for the three months ended March 31, 2007 were $79 compared to $37,062 for the three months ended March 31, 2006.

Other Income and Expenses

The Company had other income of $100 for the three months ended March 31, 2007. The Company had other income in the amount of $102,953 consisting of debt forgiveness and other expenses of $114,600 resulting from the write off of a bad debt, for the three months ended March 31, 2006.

Income (Loss) From Operations

Income from operations for the three months ended March 31, 2007 was $21 compared to loss of ($48,709) for the three months ended March 31, 2006.

Net Loss Applicable To Common Stock

Net loss per share applicable to Common Stock was $0.00 for the three months ended March 31, 2007, compared to $0.01 for the three months ended March 31, 2006.

SIX MONTHS ENDED MARCH 31, 2007 COMPARED TO
SIX MONTHS ENDED MARCH 31, 2006

Revenues

Revenues were $0.00 for the six months ended March 31, 2007, as compared to $0.00 for the six months ended March 31, 2006.

Cost Of Revenues

Cost of revenues was $0.00 for the six months ended March 31, 2007, as compared to $0.00 for the six months ended March 31, 2006.

Operating Expenses

Operating expenses for the six months ended March 31, 2007 were $50,595 compared to $96,385 for the six months ended March 31, 2006.

Other Income and Expenses

The Company had other income of $300 for the six months ended March 31, 2007. The Company had other income in the amount of $102,953 consisting of debt forgiveness and other expenses of $114,600 resulting from the write off of a bad debt, for the six months ended March 31, 2006.

Loss From Operations

Loss from operations for the six months ended March 31, 2007 was $50,295 compared to $108,032 for the six months ended March 31, 2006.

Net Loss Applicable To Common Stock

Net loss per share applicable to Common Stock was $0.01 for the six months ended March 31, 2007, compared to $0.02 for the six months ended March 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our operations primarily through mortgage debt and the issuance of the Debentures. The Debentures are discussed in further detail under “Debentures” below. At March 31, 2007, we had $1,362 in cash and cash equivalents.

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

As of March 31, 2007, we had current assets consisting of cash and cash equivalents in the amount of $1,362. As of March 31, 2007, we had current liabilities consisting of accounts payable and short term notes payable in the amount of $40,609.

As of March 31, 2007 we had $199,202 in Debentures outstanding.

Our ability to meet our continuing operating expenses largely depends on our ability to continue to raise capital (i) through the sale of debt or equity, (ii) through construction and permanent mortgage financing, (iii) through the sale of land purchased, but not developed, by us and (iv) through operations as a mortgage lender. There can be no assurance that we will be able to raise additional capital on a debt or equity basis, or obtain mortgage financing, complete any of our projects under development, or sell any completed development projects (should they be completed) or land purchased for resale or development at a profit.

OFF-BALANCE SHEET TRANSACTIONS

We have no off-balance sheet arrangements and have not entered into any transactions involving unconsolidated, limited purpose entities.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes in the Company's internal control over financial reporting have come to management's attention during the Company's last fiscal quarter that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting

Part II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings nor is any of the Company's property the subject of any pending legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

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

National Realty and Mortgage, Inc.

Date: May 21, 2007

By: /s/ RICHARD ASTROM

Richard Astrom
Chief Executive Officer, Director

By: /s/ CHRISTOPHER ASTROM

Christopher Astrom
Chief Financial Officer, Secretary, Director