Form 10QSB/A
period 2006-12-31
NATIONAL REALTY & MORTGAGE INC
filed 2007-06-01
CIK 1096840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A

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

Check whether the issuer (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes | X |    No |__|

Indicate by check mark whether the issuer is a shell company (as defined in rule 12b-2 of the Exchange Act) Yes | X |    No |__|

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

Explanatory Note

This Amended 10-QSB for the period ended December 31, 2006 is being filed to restate the financial statements for such period. In particular, during the quarter ended December 31, 2006, the Company wrote off certain debenture debt as a result of its belief that the statute of limitations for the holders of such debt to take action on such debt had expired. Since that time, the holders of the debentures have contacted the Company and raised certain viable arguments to the effect that such statute of limitations had in fact not yet expired for these particular debentures. Accordingly, the Company is filing this amended Form 10-QSB to restate the financial statements to include the debenture debt.

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
DECEMBER 31, 2006 (RESTATED) AND 2005

NATIONAL REALTY AND MORTGAGE INC. AND SUBSIDIARIES
(FORMERLY NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES)

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PAGE(S)

Condensed Consolidated Financial Statements:

Balance Sheet as of December 31, 2006 (Restated) (Unaudited)	3

Statements of Operations for the Three Months
Ended December 31, 2006 (Restated) and 2005 (Unaudited)	4

Statements of Cash Flows for the Three Months Ended
December 31, 2006 and 2005 (Unaudited)	5

Notes to Consolidated Financial Statements (Unaudited)	6 -17

NATIONAL REALTY AND MORTGAGE INC. AND SUBSIDIARIES
(FORMERLY NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES)
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
DECEMBER 31, 2006 - RESTATED

RESTATED
ASSETS

ASSETS
Cash and cash equivalents	$22,372

TOTAL ASSETS	$22,372

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Accounts payable and accrued expenses	$39,823
Convertible debentures payable	199,202
Notes payable	21,817

Total Liabilities	260,842

STOCKHOLDERS' (DEFICIT)
Preferred Stock, $.001 Par Value; 1,000,000
shares authorized and 0 shares issued and outstanding	-
Common Stock, $.001 Par Value; 100,000,000 shares
authorized and 6,472,766 shares issued and outstanding	6,743
Common Stock Class A Voting, $.001 Par Value; 1,000,000
shares authorized and 666,667 shares issued and outstanding	667
Additional Paid-in Capital	8,076,613
Accumulated Deficit	(8,322,493)

Total Stockholders' (Deficit)	(238,470)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$22,372

NATIONAL REALTY AND MORTGAGE INC. AND SUBSIDIARIES
(FORMERLY NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005

	Restated
	2006	2005

OPERATING REVENUES
Revenue	$-	$-

COST OF SALES	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES
Professional fees and compensation expenses	49,976	207,357
Real estate taxes and property maintenance	-	710
Office expenses	-	16,790
Miscellaneous	340	5,571
Depreciation and amortization	-	8,893
Total Operating Expenses	50,316	239,321

LOSS BEFORE PROVISION FOR INCOME TAXES	(50,316)	(239,321)
Provision for Income Taxes	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(50,316)	$(239,321)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.01)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	6,472,766	6,462,895

NATIONAL REALTY AND MORTGAGE INC. AND SUBSIDIARIES
(FORMERLY NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005

	Restated
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(50,316)	$(239,321)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Depreciation and amortization	-	8,893
Common stock issued for compensation	-	200,000

Changes in assets and liabilities:
Increase in accounts payable and
and accrued expenses	-	23,901
Total adjustments	-	232,794

Net cash (used in) operating activities	(50,316)	(6,527)

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in mortgages and notes receivable	-	31,647

Net cash provided by investing activities	-	31,647

CASH FLOWS FROM FINANCING ACTIVITIES
Loans Payable	21,031	-
Capital contribution by affliated party	49,976	-
Net cash provided by financing activities	71,007	-

NET INCREASE IN
CASH AND CASH EQUIVALENTS	20,691	25,120

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	1,681	241,248

CASH AND CASH EQUIVALENTS - END OF PERIOD	$22,372	$266,368

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

CASH PAID DURING THE PERIOD FOR:
Interest expense	$-	$-

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

The following is a reconciliation of the computation for basic and diluted EPS:

	2006	2005

Net (Loss)	$(50,316)	$(239,321)

Weighted-average common shares
outstanding (Basic)	6,472,766	6,462,895

Weighted-average common stock
equivalents:
Stock options	-	-
Warrants	-	-

Weighted-average common shares
outstanding (Diluted)	6,472,766	6,462,895

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 did not have a material impact on the Company’s financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer’s financial assets that meets the requirements for sale accounting, a transfer of the servicer’s financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. Additionally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially

NATIONAL REALTY AND MORTGAGE INC. AND SUBSIDIARIES
(FORMERLY NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005 (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncement (Continued)

measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 156 did not have a material impact on the Company’s financial position or results of operations.

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

Reclassifications

Certain amounts for the three months ended December 31, 2005 have been reclassified to conform with the presentation of the December 31, 2006 amounts. The reclassifications have no effect on the net income for the three months ended December 31, 2005.

NOTE 3- MORTGAGES RECEIVABLE AND OTHER

Amount represent due from individuals who purchased property from the Company and other various amounts due the Company. Amounts due at December 31, 2006 and 2005 were $0 and $5,835, respectively.

NOTE 4- FIXED ASSETS

Fixed assets consist of the following at December 31, 2006:

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

NATIONAL REALTY AND MORTGAGE INC. AND SUBSIDIARIES
(FORMERLY NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005 (UNAUDITED)

NOTE 5- NOTES PAYABLE

Notes payable consist of the following
at December 31, 2006:

Advance payable on demand to an officer
and or affliated party at 6% interest per annum.	$21,817

The Company has a line of credit up to $50,000 available with the above institution expiring February 2008.

NOTE 6- CONVERTIBLE DEBENTURES PAYABLE

The Company has convertible debentures outstanding at December 31, 2006 in the amount of $199,202. These debentures mature at November 2003. The debentures are convertible at the investors’ discretion pursuant to the convertible debenture agreement. As of September 30, 2005 these debentures were in default. The Company is negotiating an agreement whereby the investors would take control of the Company. The agreement has not been finalized.

NOTE 7- RESTATEMENT

The originally issued financial statements reported that the convertible debentures (see Note 6) were no longer a valid debt of the Company. These financial statements have been restated to continue to present these convertible debentures as a debt of the Company.

	Original	Restated
	December 31, 2006	December 31, 2006
Stockholders' (Deficit)	(39,268)	(238,470)
Accumulated Deficit	(8,123,291)	(8,322,493)
Net Income (Loss)	148,886	(50,316)
Net Income (Loss) Per Share	0.02	(0.01)

NATIONAL REALTY AND MORTGAGE INC. AND SUBSIDIARIES
(FORMERLY NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005 (UNAUDITED)

NOTE 8- STOCKHOLDERS’ (DEFICIT)

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

NOTE 9- INCOME TAXES

The net deferred tax assets in the accompanying consolidated balance sheets include the following components at December 31, 2006 and 2005.

	2006	2005
Deferred tax assets	$2,496,000	$2,515,705
Deferred tax valuation allowance	(2,496,000)	(2,515,705)
Net deferred tax assets	$-0-	$-0-

Due to the uncertainty of utilizing the approximate $8,322,473 and $8,385,683 in net operating losses, respectively, and recognizing the deferred tax assets, an offsetting valuation allowance has been established.

NATIONAL REALTY AND MORTGAGE INC. AND SUBSIDIARIES
(FORMERLY NATIONAL RESIDENTIAL PROPERTIES, INC. AND SUBSIDIARIES)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005 (UNAUDITED)

NOTE 10 -  GOING CONCERN

As shown in the accompanying financial statements, the Company incurred substantial net losses for the years ended September 30, 2006 and 2005 and for the three months ended December 31, 2006. There is no guarantee that the Company will be able to generate enough revenue and/or raise enough capital to support those operations. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

Operating Expenses

Operating expenses for the three months ended December 31, 2006 were $50,316 compared to $239,321 for the three months ended December 31, 2005.

Income (Loss) From Operations

Income (Loss) from operations for the three months ended December 31, 2006 was ($50,316) compared to ($239,321) for the three months ended December 31, 2005.

Net Income (Loss) Applicable To Common Stock

Net Income (loss) per share applicable to Common Stock was ($.01) for the three months ended December 31, 2006, compared to ($.04) for the three months ended December 31, 2005.

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

As of December 31, 2006 the Company had $199,202 in Debentures outstanding.

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

National Realty and Mortgage, Inc.

Date: June 1, 2007

By: /s/ RICHARD ASTROM

Richard Astrom
Chief Executive Officer
Date: June 1, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ RICHARD ASTROM

By: Richard Astrom
Director
Date: June 1, 2007

/s/ CHRISTOPHER ASTROM

By: Christoper Astrom
Director
Date: June 1, 2007