Form 10QSB
period 2007-06-30
NATIONAL REALTY & MORTGAGE INC
filed 2007-08-16
CIK 1096840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File number 000-27159

NATIONAL REALTY AND MORTGAGE, INC.
(Exact name of registrant as specified in charter)

Nevada	65-0439467
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

Daqing Hi-Tech Industry Development Zone Daqing, Heilongjiang, Post Code 163316 People’s Republic of China
(Address of principal executive offices)

86-459-604-6043
Issuer’s telephone number

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of August 10, 2007, the Company had 19,207,455 shares of its common stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format:     Yes ☐  No ☒

Table of Contents

PART I. - FINANCIAL INFORMATION

Item 1.
Financial Statements	1
Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.
Controls and Procedures	32

PART II. - OTHER INFORMATION

Item 2.
Unregistered Sales of Equity Securities	33

Item 4.
Submission of Matters to a Vote of Security Holders	33

Item 6.
Exhibits	33

Signatures	34

i

PART I

Item 1.  Financial Statements

NATIONAL REALTY AND MORTGAGE, INC.
REVIEWED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006
(Stated in US dollars)

NATIONAL REALTY AND MORTGAGE, INC.

ii

Board of Directors and Stockholders
National Realty and Mortgage, Inc.

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying consolidated balance sheets of National Realty and Mortgage Inc. as of June 30, 2007 and December 31, 2006, and the related consolidated statements of income and stockholders’ equity for the six months and the year then ended and cash flows for the three-months and the six-month periods then ended. These interim consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial statements consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.
South San Francisco, California	Samuel H. Wong & Co., LLP
August 4, 2007	Certified Public Accountants

NATIONAL REALTY AND MORTGAGE, INC.
CONSOLIDATED BALANCE SHEETS
AS AT JUNE 30, 2007 AND DECEMBER 31, 2006
(Stated in US Dollars)

	Note	6/30/2007	12/31/2006
ASSETS
Current assets
Cash and cash equivalents		$7,867,980	$1,749,048
Restricted Cash		1,280,000	-
Short term investments	3	1,991,396	1,702,718
Accounts receivable	4	2,220,718	1,467,963
Travel advances to director	5	36,276	6,457
Advances to employee		427,499	54,992
Inventories	6	558,363	376,708
Advances to suppliers		923,929	294,535
Tender deposits		33,189	42,924
Prepayments and other		288,532	334,658

Total current assets		$15,627,882	$6,030,003
Property, plant and equipment, net	7	4,419,407	4,715,150
Intangibles	8	1,174,263	1,157,950

TOTAL ASSETS		$21,221,552	$11,903,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short term bank loan	9	$196,726	$191,877
Accounts payable		40,922	57,289
Warranty liability	10	42,445	22,811
Taxes payable	11	478,465	360,730
Customers’ deposits		146,081	67,157
Accrued liabilities		215,093	167,646

Total current liabilities		$1,119,732	$867,510

TOTAL LIABILITIES		$1,119,732	$867,510

See accompanying notes to financial statements and accountant’s report.

NATIONAL REALTY AND MORTGAGE, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
AS AT JUNE 30, 2007 AND DECEMBER 31, 2006
(Stated in US Dollars)

	Note	6/30/2007	12/31/2006

STOCKHOLDERS’ EQUITY
Series A Convertible Preferred Stock $0.001 par value 400,000 shares authorized; 228,531 shares issued and outstanding at June 30, 2007 and December 31, 2006.		229	229
Series B Convertible Preferred Stock $0.001 par value 400,000 shares authorized; 165,432 shares issued and outstanding at June 30, 2007 and December 31, 2006		165
Common stock at $0.001 par value, 100,000,000 shares authorized; 19,207,455 shares issued and outstanding at June 30, 2007 and December 31, 2006.	12	$19,208	$19,208
Additional Paid in Capital		9,960,368	4,204,198
Statutory reserves	14	1,124,073	1,124,073
Retained earnings		7,591,286	4,844,680
Accumulated other comprehensive income		1,406,491	843,205

		$20,101,820	$11,035,593

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$21,221,552	$11,903,103

See accompanying notes to financial statements and accountant’s report.

NATIONAL REALTY AND MORTGAGE, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX-MONTHS ENDED JUNE 30, 2007 AND 2006
(Stated in US Dollars)

		Six months ended June 30,		Three months ended June 30,
	Notes	2007	2006	2007	2006
Sales (net of discounts, returns and allowances)		$5,659,211	$4,183,231	$3,195,695	$2,187,502

Cost of sales		(1,699,615)	(1,120,277)	(1,055,774)	(633,746)

Gross profit		$3,959,596	$3,062,954	$2,139,921	$1,553,756

Selling expenses		(48,589)	(210,061)	(35,122)	(203,717)
General and administrative Expenses		(665,218)	(473,187)	(344,537)	(199,859)

Income from continuing operations		$3,245,789	$2,379,706	$1,760,262	$1,150,180

Interest income		1,600	4,022	137	3,041
Interest expenses		(3,292)	(12,317)	(115)	(12,090)
Other expenses		-	(72,342)	-	(72,490)

Income before taxation		$3,244,097	$2,299,069	$1,760,284	$1,068,641

Income tax	12	(497,491)	(356,616)	(264,367)	(160,296)

Net income		$2,746,606	$1,942,453	$1,495,917	$908,345

Basic Net Income per Common Share		$0.14	$0.10	$0.08	$0.05

Diluted Net Income Per Common Share		$0.14	$0.10	$0.08	$0.05

Basic & Diluted Weighted-Average Common Shares Outstanding		19,207,455	19,207,455	19,207,455	19,207,455

See accompanying notes to financial statements and accountant’s report.

NATIONAL REALTY AND MORTGAGE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2006
AND SIX-MONTHS ENDED JUNE 30, 2007
(Stated in US Dollars)

							Additional			Accumulated
	No.	Preferred	No.	Preferred	No.		Paid			other
	Shares	Series	Shares	Series	Shares	Common	in	Statutory	Retained	comprehensive
	Outstanding	A	Outstanding	B	Outstanding	stock	Capital	reserves	earnings	income	Total
Balance, January 1, 2006	228,531	$229	165,432	$-	19,207,455	$19,208	$4,204,198	$451,906	$1,487,294	$128,976	$6,291,811
Net income						-		-	4,029,553	-	4,029,553
Appropriations to statutory											-
reserves						-		672,167	-672,167	-	-
Dividends											-
Unrealized Gain/(Loss) on Investment						-		-	-	423,537	423,537
Foreign currency translation											-
adjustment										290,692	290,692
Balance, December 31, 2006	228,531	$229	165,432	$-	19,207,455	$19,208	4,204,198	$1,124,073	$4,844,680	$843,205	$11,035,593

Balance, January 1, 2007	228,531	$229	165,432	-	19,207,455	$19,208	4,204,198.	$1,124,073	$4,844,680	$843,205	$11,035,593
Net income									2,746,606	-	2,746,606

Issuance to Vision re: Debentures							199,202				199,202
Issuance of Series B Convertible Preferred Stock				165			5,556,968.32				5,557,133
Unrealized Gain/(Loss) on Investment										256,350	256,350
Foreign currency translation											-
Adjustment										306,936	306,936
Balance, June 30, 2007	228,531	229	165,432	165	19,207,455	$19,208	9,960,368	$1,124,073	$7,591,286	$1,406,491	$20,101,820

See accompanying notes to financial statements and accountant’s report.

NATIONAL REALTY AND MORTGAGE, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX-MONTHS ENDED JUNE 30, 2007 AND 2006
(Stated in US Dollars)
	Six months ended June 30,		Three months ended June 30,
	2007	2006	2007	2006
Cash flows from operating activities
Net income	$2,746,606	$1,942,453	$1,495,917	$908,345
Depreciation	458,686	281,145	113,593	136,433
Amortization	13,697	12,284	(29,094)	(33,692)
Warranty expense	19,634	-	-	-
Change in operating assets and liabilities
(Increase)/decrease in accounts and other receivable	(1,728,614)	(1,908,183)	(626,240)	(1,442,801)
(Increase)/decrease in inventories	(181,655)	135,690	(54,325)	259,751
Increase/(decrease) in accounts and other payable	247,373	(147,976)	126,200	(525,415)
Net cash provided by operating activities	$1,575,727	$315,413	$773,650	$(697,379)

Cash flows from investing activities
Increase in Restricted Cash for future Investor Relation, Legal Fees, etc.	(1,280,000)		(1,280,000)
Sales/(Purchases) of fixed assets	(162,943)	(151,896)	326,467	217,899
Net cash provided by/(used in) investing activities	$(1,442,943)	$(151,896)	$(953,533)	$217,899
Cash flows from financing activities
Short term bank borrowings	-	373,170	-	372,632
Short term bank borrowings repayments	-	(261,219)	-	-
Proceeds from Vision re: Debentures	199,202		199,202
Proceeds from Issuance of Series B Convertible Preferred Stock	5,557,133		5,557,133
Net cash provided by financing activities	$5,756,335	$111,951	$5,756,335	$372,632

Net cash and cash equivalents sourced	5,889,119	275,468	5,576,452	(106,848)
Effect of foreign currency translation on cash and cash equivalents	229,813	11,056	201,534	44,375
Cash and cash equivalents - beginning of period	1,749,048	1,188,325	2,089,994	1,537,322
Cash and cash equivalents-end of period	$7,867,980	$1,474,849	$7,867,980	$1,474,849

Supplementary cash flow information:
Interest received	$1,600	$4,033	$143	$1,922
Interest paid	3,056	12,121	16	10,870
Tax paid	487,195	285,879	487,195	285,879

See accompanying notes to financial statements and accountant’s report.

NATIONAL REALTY AND MORTGAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX-MONTHS ENDED JUNE 30, 2007
AND THE YEAR ENDED DECEMBER 31, 2006
(Stated in US Dollars)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

(a)	Organizational History of National Realty and Mortgage Inc.

We were originally incorporated in the State of Nevada on October 18, 1971 under the name of Mister Las Vegas, Inc. On December 15, 1994, we merged with a privately owned company, National Rehab Properties, Inc., a Florida corporation formed on October 1, 1993. The surviving Nevada corporation changed its name to National Rehab Properties, Inc. and became authorized to conduct business in the State of Florida on August 17, 1995. On October 10, 2000, we changed our name to National Residential Properties, Inc. and in November 2005 we changed our name to National Realty and Mortgage, Inc.

From 1993 until 1999, our business concentrated on investing in and revitalizing single family homes in established older residential neighborhoods in urban areas. We bought single unit vacant properties and single family homes constructed on them, or bought abandoned homes which we then renovated and sold. During 1999, while continuing to renovate urban single family homes as one aspect of our business, we entered a second phase of business: the development, construction and ownership of multifamily housing projects. In 2004, we commenced operations as a mortgage lender, which operations have been minimal.

On June 1, 2007, we entered into a securities purchase agreement with Rise Elite International Limited, a British Virgin Islands company (“Rise Elite”), Vision Opportunity Master Fund, a Cayman Islands company, our then-current directors Richard Astrom and Christopher Astrom, and the holders of certain of our outstanding convertible debentures, pursuant to which, for a purchase price of $675,000 in cash, Rise Elite acquired the right to nominate all members of our board, Vision acquired our then outstanding convertible debentures in the amount of $199,202, and the holders of our then outstanding Class A common stock agreed to return it to us for cancellation. Pursuant to this agreement, our former directors and officers resigned from their position and effective June 1, 2007, Mr. Liu Bo has been serving as our Chairman and President and Chief Executive Officer and Mr. David Wang has been serving as our Secretary and Chief Financial Officer, and effective June 18, 2007, Mr. Liang Deli has been serving as our director. Mr. Liu Bo and Mr. Liang Deli hold a 70.39% and a 7.66% ownership interest in Rise Elite, respectively. Messrs. Liu Bo, David Wang and Liang Deli each hold similar management positions at Rise Elite, SWT (defined below) and Sunway (defined below).

NATIONAL REALTY AND MORTGAGE, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX-MONTHS ENDED JUNE 30, 2007
AND THE YEAR ENDED DECEMBER 31, 2006
(Stated in US Dollars)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES (CONT’D)

(b)	Organizational History of Rise Elite International Ltd, World Through Ltd, Sunway World Through Technology (Daqing) Co., Ltd and Daqing Sunway Technology Co., Ltd.

Rise Elite was incorporated on August 10, 2006 in the Territory of the British Virgin Islands by the shareholders of Sunway, including, Liu Bo,  Zhao Qichao, Li Jing, Liang Deli, Ma Guohua and Sun Weishan. On August 16, 2006, Rise Elite incorporated World Through Limited, a British Virgin Islands corporation (“WTL”) as its wholly-owned subsidiary. On February 15, 2007, WTL formed Sunway World Through Technology (Daqing) Co., Ltd. (“SWT”) under the laws of the People’s Republic of China (the “PRC”). Prior to the reverse merger, none of Rise Elite, WTL or SWT had any business operations, assets or liabilities, apart from fundraising activities for Sunway (defined below) and serving as Sunway’s holding companies.

Daqing Sunway Technology Co., Ltd. (“Sunway”) was initially formed as a limited liability company in the PRC on July 9, 1997 under the name of Daqing Development Zone Sunway Co., Ltd. by Mr. Liu Bo and Daqing Hi-Tech Industry Develop Zone Hi-Tech Development Company, holding 54% and 46% of the equity interests in Sunway, respectively. Sunway was initially formed to engage in the business of computer software development consulting, data processing, data base services, computer equipment maintenance, production and sale of electronic and communication equipment, sale of medical and household appliances and petroleum chemical technical services. The registered capital of Sunway was RMB 12,000,000. On January 8, 1999, Daqing Hi-Tech Industry Develop Zone Hi-Tech Development Company transferred its 46% interest in Sunway to Mr. Liu Bo and several other individuals pursuant to a share transfer agreement by and among them. On June 22, 2000, Sunway’s registered capital was increased to RMB 27,000,000. On August 30, 2000, Sunway was changed from a limited liability company to a joint-stock company and increased its registered capital to RMB 35,000,000. The following directors and executive officers of the Company, each of whom serves as part of the management of Sunway, hold an aggregate of 78.05% of Sunway’s equity, all of which has been pledged to SWT along with irrevocable proxies.

Set forth below is the percentage of ownership interest in Sunway owned by each of the members of the board of directors and executive officers of the Company as of June 12, 2007:
Name	Position	Ownership Percentage

Liu, Bo	CEO, Director, Chairman of the Board	70.39%

Liang, Deli	Director	7.66%

Wang, David	Secretary and CFO	-

Total		78.05%

NATIONAL REALTY AND MORTGAGE, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX-MONTHS ENDED JUNE 30, 2007
AND THE YEAR ENDED DECEMBER 31, 2006
(Stated in US Dollars)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES (CONT’D)

(c)	Reverse-Merger

On June 6, 2007, National Realty and Mortgage Inc. (“NRMI” or the “Company”) underwent a reverse-merger with WTL involving a share exchange transaction with Rise Elite to exchange 210,886 shares of the Company’s Series A Convertible Preferred Stock, par value $0.001 per share, for all of the issued and outstanding stock of WTL, which was held by Rise Elite. As a result of the share exchange transaction, WTL became the wholly-owned subsidiary of the Company, and SWT became the indirectly wholly-owned subsidiary of the Company.

In connection with the share exchange transaction, on June 6, 2007, the Company consummated a private financing transaction, in which the Company issued an aggregate of 165,432 shares of its series B convertible preferred stock, and warrants (including a warrant issued to the placement agent of the private financing transaction) to purchase an aggregate of 19,182,351 shares of its common stock, in exchange for $6,700,000 in gross cash proceeds. The share exchange transaction and the private financing transaction are collectively referred to hereafter as the “reverse merger transaction.”

On July 27, 2007, the Company announced that the holders of a majority of its outstanding voting stock, acting by written consent, voted to approve a change of the Company’s name to SUNWAY GLOBAL INC. As of August 14, 2007, the name change is not yet effective.

The share exchange transaction has been accounted for as a recapitalization of NRMI where the Company (the legal acquirer) is considered the accounting acquiree and WTL (the legal acquiree) is considered the accounting acquirer. As a result of this transaction, the Company is deemed to be a continuation of the business of WTL.

Accordingly, the accompanying consolidated financial statements are those of the accounting acquirer (WTL). The historical stockholders’ equity of the accounting acquirer prior to the share exchange has been retroactively restated as if the share exchange transaction occurred as of the beginning of the first period presented. See also Note 12 - Capitalization.

(d)	PRC Restructuring Arrangement

Immediately following the above transactions, SWT executed a series of agreements with Sunway, as a result of which SWT acquired control over Sunway’s business, personnel and finances as if it were a wholly owned subsidiary of SWT (collectively, the "Restructuring Agreements"). The reasons that SWT used the Restructuring Agreements to acquire control of Sunway, instead of using a complete acquisition of Sunway's assets or equity to make Sunway a wholly-owned subsidiary of SWT, are that (i) new PRC laws governing share exchanges with foreign entities, which became effective on September 8, 2006, make the consequences of such acquisitions uncertain and (ii) other than by share exchange, PRC law requires that Sunway be acquired for cash and WTL was not able to raise sufficient financing at a valuation acceptable to it to pay the full appraised value for Sunway’s assets or shares as required under PRC law.

NATIONAL REALTY AND MORTGAGE, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX-MONTHS ENDED JUNE 30, 2007
AND THE YEAR ENDED DECEMBER 31, 2006

(Stated in US Dollars)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES (CONT’D)

Certain of the transactions contemplated by the Restructuring Agreements are in the process of being completed. Specifically, SWT must apply for, and obtain the approval of the trademark office, patent office and copyright office for, the transfer of intellectual property to it from Sunway, and (iv) SWT must obtain a new business license from the PRC State Administration for Industry and Commerce in Daqing, PRC to reflect SWT's status as an operating company. Because the intellectual property transfer involves the approval of PRC governmental entities, it is uncertain when they will be completed; however, the patent and copyright portions of the intellectual property transfer are likely to be concluded within approximately three months, and the trademark portion of the intellectual property transfer is likely to be concluded within one year. SWT currently has a temporary business license, issued by the PRC State Administration for Industry and Commerce in Daqing, to conduct operations in the PRC. If that regulatory agency finds that the Company is not in compliance with relevant PRC regulations, the temporary business license could be cancelled.

The following is a summary of the material terms of each of the Restructuring Agreements. All references to the Restructuring Agreements and other agreements are qualified, in their entirety, by the text of those agreements. The transactions contemplated under the Restructuring Agreements are hereinafter collectively referred to as the PRC restructuring transactions.

(i) Consignment Agreements and Consignment Transfer Agreement

Each of Sunway’s six shareholders, together holding 100% of Sunway’s equity interests (collectively, the “Sunway Shareholders”), entered into a Consignment Agreement with Rise Elite (each a “Consignment Agreement” and collectively, the “Consignment Agreements”). Pursuant to these agreements, each such Sunway Shareholder consigned all its rights and interests as a shareholder of Sunway to SWT, including without limitation, its rights to elect directors and officers, obtain information about Sunway, dispose of the consigned equity interests and other shareholder rights and interests. These agreements will remain effective until SWT or its designees have acquired 100% of the equity interest of Sunway or substantially all assets of Sunway. Prior to the termination of the Consignment Agreements, the Sunway Shareholders are prohibited from disposing, encumbering, consigning or restructuring the consigned interests without the prior written consent of SWT. Pursuant to a Consignment Transfer Agreement dated the same date, Rise Elite transferred all its rights and interests under the Consignment Agreements to WTL.

NATIONAL REALTY AND MORTGAGE, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX-MONTHS ENDED JUNE 30, 2007
AND THE YEAR ENDED DECEMBER 31, 2006
(Stated in US Dollars)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES (CONT’D)

(ii) Exclusive Purchase Option Agreement

Under the Exclusive Purchase Option Agreement, the Sunway Shareholders granted WTL an exclusive option to purchase all or part of the Shareholders’ equity interest in Sunway and Sunway granted WTL an exclusive option to purchase all Sunway’s assets, when and as permitted under PRC laws and regulations. The agreement provides that, unless otherwise required under PRC laws and regulations, the consideration for the equity transfer or the asset transfer under the agreement will be the lowest price permitted under the PRC laws and regulations.

Prior to the termination of the Exclusive Purchase Option Agreement, without the prior written consent of SWT, Sunway is restricted from, among other things, (i) supplementing or amending its articles of association or rules of the company in any manner, and changing its registered capital or shareholding structure in any manner, (ii) transferring, mortgaging or otherwise disposing of the lawful rights and interests to and in its assets or income, or encumbering its assets and income in any way that would affect SWT’s security interest, (iii) incurring, assuming or guaranteeing any debts except those that are incurred during its normal business operation or agreed to by SWT in advance, (iv) entering into any material contract (exceeding RMB5,000,000 in value), unless it is necessary for the company’s normal business operation; (v) providing any loan or guarantee to any third party; (vi) acquiring or consolidating with any third party, or investing in any third party; (vii) distributing any dividends to the shareholders in any manner, and, at SWT’s request, shall promptly distribute all distributable dividends to the Sunway Shareholders (collectively, the “restrictive provisions”).

These agreements will remain effective until SWT or its designees have acquired 100% of the equity interests of Sunway or substantially all assets of Sunway.

(iii) Intellectual Property Transfer Agreement

Under the Intellectual Property Transfer Agreement, Sunway agreed to transfer to SWT all of its 13 patents, two trademarks, one registered software program and other intellectual property rights, and all rights, titles, related interests thereto, including all technical instructions, drawings, designs, and other documentation (collectively, the “Transferred IP”) for a purchase price of 5,000,000 yuan (or approximately $654,108, which is subject to a purchase price adjustment based on the minimum appraised value on IP rights allowed under PRC laws and regulations for such transfer. This appraisal is expected to be completed in 15 days.

NATIONAL REALTY AND MORTGAGE, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX-MONTHS ENDED JUNE 30, 2007
AND THE YEAR ENDED DECEMBER 31, 2006
(Stated in US Dollars)

1.  ORGANIZATION AND PRINCIPAL ACTIVITIES (CONT’D)

(iv) Intellectual Property Licensing Agreement

Under the Intellectual Property Licensing Agreement, SWT agreed to grant an exclusive license to Sunway, for a term of 5 years, to use the Transferred IP for an annual licensing fee equal to 5% of Sunway’s revenue of that year.

(v) Consigned Management Agreement

Pursuant to this consigned management agreement between SWT, Sunway and the shareholders of Sunway (the "Consigned Management Agreement"), SWT and its shareholders agreed to entrust the business operations of Sunway and its management to SWT until SWT acquires all of the assets or equity of Sunway (as more fully described in the Exclusive Purchase Option Agreement description above). Under the Consigned Management Agreement, SWT will provide financial, technical and human resources management services to Sunway which will enable SWT to control Sunway's operations, assets and cash flow. In turn, it will be entitled to 3% of Sunway’s revenue on a yearly basis.

(vi) Loan Agreement

Under the Loan Agreement, SWT agreed to provide a loan to Sunway in the principal amount of 40,400,000 yuan (or approximately $5,298,152) to Sunway to be used as working capital for its business operations. Repayment should be made in its entirety or in part, at SWT’s option and upon 10 days written notice, either (i) in cash, or (ii) by a transfer of equity interests of Sunway or all its assets (at the minimum price allowed under PRC law with any excess over such price continued to be subject to repayment obligation under the Loan Agreement). The Loan Agreement also provides restrictive provisions substantially similar to those provided under the Exclusive Purchase Option Agreement as described above under “Exclusive Purchase Option Agreement” in this Section.

The source of funds for SWT to make payment under the Intellectual Property Transfer Agreement and to fund the Loan Agreement is the proceeds of the private placement offering.

(vii) Equipment Lease Agreement

Under the Equipment Lease Agreement, SWT agreed to lease all its equipment to be purchased using the proceeds from the private financing to Sunway in exchange for an annual rental fee equal to 28% of its annual revenue.

Sunway, which is the major operating company in PRC, is considered as a VARIABLE INTEREST ENTITY pursuant to FASB Interpretation 46 and is, therefore permitted to have its financial statements to be included in the Company’s consolidated financial statements notwithstanding of the above contractual arrangement.

NATIONAL REALTY AND MORTGAGE, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX-MONTHS ENDED JUNE 30, 2007
AND THE YEAR ENDED DECEMBER 31, 2006
(Stated in US Dollars)

1.  ORGANIZATION AND PRINCIPAL ACTIVITIES (CONT’D)

(e)	Business Activities

As a result of the consummation of the reverse merger and the PRC restructuring arrangement, the Company now engages in the business of designing, manufacturing and selling logistic transport systems and medicine dispensing systems and equipment. The principal product is a pneumatic tube logistic transport system used in hospitals and other medical facilities. The Company recently developed an automatic medicine dispensing and packing system, which was introduced to the market in the second quarter of 2007 for use in hospitals and medical facilities.
.
2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Method of Accounting

The Company maintains its general ledger and journals with the accrual method accounting for financial reporting purposes. The financial statements and notes are representations of management. Accounting policies adopted by the Company conform to generally accepted accounting principles in the United States of America and have been consistently applied in the presentation of financial statements, which are compiled on the accrual basis of accounting.

(b)	Use of estimates

The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ materially from those estimates.

NATIONAL REALTY AND MORTGAGE, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX-MONTHS ENDED JUNE 30, 2007
AND THE YEAR ENDED DECEMBER 31, 2006
(Stated in US Dollars)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

(c)	Economic and political risks

The Company’s operations are conducted in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy.

The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

(d)	Intangibles

Intangibles are stated at cost less accumulated amortisation. Amortisation is provided over the respective useful lives, using the straight-line method. Estimated useful lives of the intangibles are as follows:

Land use rights	45 years

(e)	Property, plant and equipment

Plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of the plant and equipment are as follows:

Buildings	20 years
Office equipment and motor vehicles	10 years
Machinery and equipment	6 years
Molds, Dies, & Castings	6 years
Software systems	3 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income. The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized.

NATIONAL REALTY AND MORTGAGE, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX-MONTHS ENDED JUNE 30, 2007
AND THE YEAR ENDED DECEMBER 31, 2006

(Stated in US Dollars)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

(f)	Accounting for Software Systems

The Company adopts FASB No. 86 for accounting of software systems, in that all expenditures incurred from start-up to completion of feasibility are expensed; development costs, after the feasibility study through system completion, are capitalized, and are depreciated over a useful life of three years. Expenditures incurred after completion are expensed as repairs and maintenance.

(g)	Accounting for the Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets.

If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

During the reporting periods, there was no impairment loss.

(h)	Inventories

Inventories consisting of raw materials, and finished goods are stated at the lower of cost or market value. Finished goods are comprised of direct materials, direct labor and an appropriate proportion of overhead.

(i)	Trade receivables

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An allowance for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred.

Allowance for doubtful debt included in general and administrative expenses were nil and nil for the six months ended June 30, 2007 and 2006, respectively.

NATIONAL REALTY AND MORTGAGE, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX-MONTHS ENDED JUNE 30, 2007
AND THE YEAR ENDED DECEMBER 31, 2006
(Stated in US Dollars)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

(j)	Cash and cash equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company maintains bank accounts only in the PRC. The Company does not maintain any bank accounts in the United States of America.

	6/30/2007	12/31/2006
Bank of Communications, Branch of Daqing
City Economic Zone	3,262,269	1,630,320
Daqing City Commercial Bank	103,748	100,573

(k)	Foreign currency translation

The accompanying financial statements are presented in United States dollars. The functional currency of the Company is the Renminbi (RMB). The financial statements are translated into United States dollars from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

	6/30/2007	12/31/2006	6/30/2006
Twelve months ended RMB : US$ exchange rate	-	7.81750	-
Six months ended RMB : US$ exchange rate	7.6248	-	8.0065
Average six months ended RMB : US$ exchange rate	7.7300	-	8.0392
Average three months end RMB : US$ exchange rate	7.6891	-	8.0229

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

NATIONAL REALTY AND MORTGAGE, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX-MONTHS ENDED JUNE 30, 2007
AND THE YEAR ENDED DECEMBER 31, 2006
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

(l)	Revenue recognition

Revenue represents the invoiced value of goods sold recognized upon the delivery of goods to customers. Revenue is recognized when all of the following criteria are met:
•	Persuasive evidence of an arrangement exists;
•	Delivery has occurred or services have been rendered; and
•	The seller’s price to the buyer is fixed or determinable.

Contract revenues are recognized when the manufacturing and installation of the medical equipments is completed. Generally, the company receives total contract sum from clients in 3 installments. Deposit of 30% is received from client when the contract is signed. Second payment of 30% is received when the project commenced. The final sum of the remaining portion is received after the installation is completed within 4 months.

(m)	Operating lease rental

Operating lease rental payment which is the temporary rental for the office of representatives in Hangzhou, included in general and administrative expenses were $10,294 and nil for the six months ended June 30, 2007 and 2006, respectively.

(n)	Advertising

The Company expensed all advertising costs as incurred. Advertising expenses included in selling expenses were $26,805 and $82,398 for the six months ended June 30, 2007 and 2006, respectively.

(o)	Shipping and handling

All shipping and handling are expensed as incurred. Shipping and handling expenses included in selling expenses were $15,090 and $11,893 for the six months ended June 30, 2007 and 2006, respectively.

(p)	Research and development

All research and development costs are expensed as incurred. Research and development costs included in general and administrative expenses were $83,536 and $116,000 for the six months ended June 30, 2007 and 2006.

(q)	Retirement benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the statement of income as incurred. The retirement benefit expenses included in general and administrative expenses were $27,297 and $5,433 for the six months ended June 30, 2007 and 2006, respectively.

NATIONAL REALTY AND MORTGAGE, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX-MONTHS ENDED JUNE 30, 2007
AND THE YEAR ENDED DECEMBER 31, 2006
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

(r)	Income taxes

The Company accounts for income tax using an asset and liability approach and allows for recognition of deferred tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future realization is uncertain.

The Company is operating in the PRC, and in accordance with the relevant tax laws and regulations of PRC, the corporation income tax rate is 33%. However, the Company is a high technology company, and in accordance with the relevant regulations regarding the favorable tax treatment for high technology companies, the Company is entitled to a reduced tax rate of 15% as long as the company located and registered in the high and advance technology development zone.

(s)	Statutory reserves

Statutory reserves refer to the amount appropriated from the net income in accordance with laws or regulations, which can be used to recover losses and increase capital, as approved, and are to be used to expand production or operations.

(s) Comprehensive income

Comprehensive income is defined as including all changes to equity, except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that is required to be recognized under current accounting standards, as components of comprehensive income, are required to be reported in a financial statement that is presented with the same prominence as other financial statements. The Company’s current component of other comprehensive income is the foreign currency translation adjustment and the unrealised gain on investment held for resale.

(t) Warranty Policy

The estimation of warranty obligations is determined in the same period that revenue from the sale of the related products is recognized. The warranty obligation is based on historical experience and reflects management’s best estimate of expected costs at the time products are sold. Warranty accruals are adjusted for known or anticipated warranty claims as new information becomes available. Future events and circumstances could materially change our estimates and require adjustments to the warranty obligation. New product launches require a greater use of judgment in developing estimates until historical experience becomes available.

NATIONAL REALTY AND MORTGAGE, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX-MONTHS ENDED JUNE 30, 2007
AND THE YEAR ENDED DECEMBER 31, 2006
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

(u)	Recent accounting pronouncements

In May 2006, the FASB issued a SFAS 154, “Accounting Changes and Error Corrections” to replace APB Opinion No. 20, “Accounting Changes” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements” requiring retrospective application to prior periods financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement.  When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable.  The effective date for this statement is for accounting changes and corrections of errors made in fiscal year beginning after December 15, 2006.

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, where fair value is the relevant measurement attribute. The standard does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal year beginning after November 15, 2007, and interim periods within those fiscal years.

In September 2006, the SEC issued SAB No. 108, which provides guidance on the process of quantifying financial statement misstatements. In SAB No. 108, the SEC staff establishes an approach that requires quantification of financial statement errors, under both the iron-curtain and the roll-over methods, based on the effects of the error on each of the Company’s financial statements and the related financial statement disclosures. SAB No.108 is generally effective for annual financial statements in the first fiscal year ending after November 15, 2006. The transition provisions of SAB No. 108 permits existing public companies to record the cumulative effect in the first year ending after November 15, 2006 by recording correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings.

The Company’s management does not anticipate that the adoption of these standards will have a material impact on these consolidated financial statements.

NATIONAL REALTY AND MORTGAGE, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX-MONTHS ENDED JUNE 30, 2007
AND THE YEAR ENDED DECEMBER 31, 2006
(Stated in US Dollars)

2.	SHORT-TERM INVESTMENTS

On October 22, 2006, the Company invested in Bank of Communication Growth Fund (PRC) at a cost of $1,279,181 (RMB 10,000,000). The market value of this investment increased to $1,991,396 (RMB 15,184,000) as of June 30, 2007.

The appreciation in value of $712,215 (RMB 5,184,000) was recorded as “Unrealized Investment Gain” and included in the Stockholders’ Equity.

3.	ACCOUNTS RECEIVABLE

	6/30/2007	12/31/2006

Total Accounts Receivable	$2,228,281	$1,475,340
Less: Allowance for Bad Debts	(7,563)	(7,377)
	$2,220,718	$1,467,963

All of the above accounts receivable are due within one year of aging.

An analysis of the allowance for doubtful accounts for the six months ended June 30, 2007 and the year ended December 31, 2006 is as follows:

	6/30/2007	12/31/2006

Balance at beginning of year	$7,377	$4,284
Addition of bad debt expense	186	3,093
Balance at end of year	$7,563	$7,377

4.	TRAVEL ADVANCES TO DIRECTORS

Travel advances were made to Directors to enable their execution of operational duties in marketing and sales promotion. The following table provides an analysis of the outstanding accounts.

	6/30/2007	12/31/2006

Bo Liu	$4,071	$2,794
Weishan Sun	10,656	3,008
Qichao Zhao	671	655
Deli Liang	20,878	-
	$36,276	$6,457

NATIONAL REALTY AND MORTGAGE, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX-MONTHS ENDED JUNE 30, 2007
AND THE YEAR ENDED DECEMBER 31, 2006
(Stated in US Dollars)

5.	INVENTORIES

	6/30/2007	12/31/2006

Finished goods	$368,328	$200,852
Raw materials	190,035	175,856
	$558,363	$376,708

6.	PROPERTY, PLANT AND EQUIPMENT, NET

	6/30/2007	12/31/2006
At cost:
Building	$1,301,121	$1,269,048
Machinery and equipment	928,953	902,789
Molds, Dies, & Castings	2,747,613	2,679,885
Computer software	1,442,661	1,407,099
Office equipment and motor vehicles	57,445	56,029
	$6,477,793	$6,314,850

Less: accumulated depreciation	(2,058,386)	(1,599,700)
	$4,419,407	$4,715,150

Depreciation expense included in the cost of sales for the six months ended 2007 was $145,200 (2006: $38,175), and included in the general and administrative expenses for the six month ended 2007 was $82,362 (2006: $106,537).

7.	INTANGIBLES

	6/30/2007	12/31/2006

Land use rights, at cost	$1,217,435	$1,187,425
Less: accumulated amortization	(43,172)	(29,475)
	$1,174,263	$1,157,950

Patent of the Pneumatic Tube System has been registered with the PRC government under Serial No. 264-2004 2005 with a registration fee of $347 (RMB 2,800) which was expensed in 2003. This amount was immaterial for capitalization.

NATIONAL REALTY AND MORTGAGE, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX-MONTHS ENDED JUNE 30, 2007
AND THE YEAR ENDED DECEMBER 31, 2006
(Stated in US Dollars)

8.	INTANGIBLES (CONT’D)

The company acquired the rights to use a parcel of land totaling 26,522 square meters, for a consideration of US$1,149,788 (RMB 9,282,700), located at Daqing Hi-Tech Industry Development Zone, Daqing, Heilongjiang in the People’s Republic of China, 163316 for a term of 46 years from September 16, 2005 to June 13, 2052. The land has been used to build the Company’s facility.

Amortization expense included in the general and administrative expenses for the six months ended 2007 and 2006 was $12,775 and $12,284, respectively.

9.	SHORT TERM BANK LOANS

The Company was granted a loan of $383,754 (RMB 3,000,000) on April 28, 2006 for a term from April 28, 2006 to November 30, 2007 at an interest rate of 5.76% per annum to be secured by a mortgage of the Company’s real property being the office facility as registered under property permit reference number NA216750.

The loan agreement stipulated a repayment of $191,877 (RMB 1,500,000) on December 21, 2006; therefore, the loan balance outstanding at June 30, 2007 amounted to $196,726 (RMB 1,500,000). There is an increase of $4,849 of loan amount due to foreign currency translation.

10.	WARRANTY LIABILITIES

An analysis of the warranty liabilities for the six months ended June 30, 2007 and the year ended December 31, 2006 is as follows:

	6/30/2007	12/31/2006

Balance at beginning of period	$22,811	$-
Addition of warranty liabilities	33,523	22,811
Warranty expense for the period	(13,889)	-
Balance at end of period	$42,445	$22,811

11.	TAXES PAYABLE

	6/30/2007	12/31/2006

Sales tax	$198,009	$103,632
City development tax	13,861	7,254
Income tax	266,595	249,844
	$478,465	$360,730

NATIONAL REALTY AND MORTGAGE, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX-MONTHS ENDED JUNE 30, 2007
AND THE YEAR ENDED DECEMBER 31, 2006
(Stated in US Dollars)

12.	CAPITALIZATION

As a result of the reverse-merger on June 6, 2007 involving an exchange of shares and issuance of shares to investors and other parties involved in the deal, total capitalization of the Company by common stock and Preferred A & B stock with related additional paid-in capital at June 30, 2007 and December 31, 2006 are depicted in the following table:

Name of shareholder	Number of shares	Stock Capital	Additional Paid-In Capital
Preferred A Stock
Issued to Rise Elite upon share exchange	210,886	$211	(211)
Issued to Kuhns Brothers and Designees	17,645	18	(18)
	228,531	229	$(229)
Preferred B Stock
Issued to Private Investors	165,432	$165	$6,699,835
Less: Cost of Issue			(1,142,867)
	165,432	165	5,556,968
Common Stock
Issued to Vision re: debenture	12,734,689	$12,735	$186,467
Issued to original shareholders before reverse-merger	6,472,766	6,473	-
Conversion of Sunway Original Capital before Revere Merger to Additional Paid in Capital			4,223,635
	19,207,455	19,208	4,410,102

The Series A and Series B convertible preferred stock and the warrants as described below are assumed to be non-convertible or exercisable within 60 days of the issuance of such preferred stock and warrants.

Pursuant to Series B Convertible Preferred Stock Purchase Agreement on June 5, 2007, the Company agreed to issue warrants to each Series B preferred stock investor to purchase shares of common stock.

Series of Warrant	Number of shares	Exercise Price	Expiry Date

Series A	4,962,963	$1.76	6 /5 /2012
Series B	2,481,481	2.30	6 /5 /2012
Series J	4,496,644	1.49	6 /5 /2008
Series C	4,496,644	1.94	6 /5 /2012
Series D	2,248,322	2.53	6 /5 /2012
Series E	496,296	1.62	6 /5 /2012

NATIONAL REALTY AND MORTGAGE, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX-MONTHS ENDED JUNE 30, 2007
AND THE YEAR ENDED DECEMBER 31, 2006
(Stated in US Dollars)

13.	INCOME TAXES

The following table accounts for the differences between the actual tax provision (15%) and the amounts obtained by applying the relevant applicable corporation income tax rate (33%) to income before tax for the six months ended June 30: -

	2007	2006

Income before tax	$3,230,208	$2,299,069

Tax at the domestic income tax rate	$1,065,969	$758,693
Effect of tax exemption granted	(568,478)	(402,077)

Current income tax expense	$497,491	$356,616

14.	STATUTORY RESERVE COMMITMENTS

Certain provisions under existing PRC laws require enterprises operating in China to reserve up to 50% of its capital for future reinvestment and development. The PRC government retains exclusive right to enforce compliance with these provisions, and these provisions may change at any time. Accordingly, with these provisions, the Company has appropriated reserves from capital. In addition, the Company had the following unfunded commitments as at June 30: -

	6/30/2007	12/31/2006
Common Stock Capital of Daqing Sunway Technology Co., Ltd before reverse-merger	$4,223,635	$4,223,635
- 50% ceiling limit	2,111,818	2,111,818
Less: Reserves provided	(1,124,073)	(1,124,073)
	$987,745	$987,745

NATIONAL REALTY AND MORTGAGE, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX-MONTHS ENDED JUNE 30, 2007
AND THE YEAR ENDED DECEMBER 31, 2006
(Stated in US Dollars)

15.	BUSINESS AND GEOGRAPHICAL SEGMENTS

The Company has contracted with customers usually in two business segments altogether, one is workstation type A and another one is workstation type B. Two types of workstation are of same function but with different product design.

2007	Workstation	Workstation
	Type A	Type B	Total

Turnover	$2,304,074	$3,355,137	$5,659,211

Cost of sales	(691,976)	(1,007,639)	(1,699,615)

Segment result	$1,612,098	$2,347,498	$3,959,596

2006	Workstation	Workstation
	Type A	Type B	Total

Turnover	$4,183,231	$-	$4,183,231

Cost of sales	(1,120,277)	-	(1,120,277)

		-
Segment result	$3,062,954	$-	$3,062,954

The company’s operations are located in the PRC. All sales revenue is derived from customers in the PRC. All of the company’s assets are located in the PRC. Accordingly, no analysis of the Group's sales and assets by geographical market is presented.

Item 2.   Management’s Discussion and Analysis

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes of Sunway, appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements.

As a result of the reverse merger, financing and related transactions described in our current report on Form 8-K/A filed with the SEC on June 27, 2007, the Company ceased to be a shell company and became a holding company for entities that, through contractual relationships, control the business of Daqing Sunway Technology Co., Ltd. (“Sunway”), a company organized under the laws of the PRC that designs, manufactures and sells logistic transport systems and medicine dispensing systems and equipment that are principally used by hospitals and other medical facilities in the PRC. Because Sunway’s operations are the only significant operations of the Company and its affiliates, this discussion and analysis focuses on the business results of Sunway, comparing its results in the second quarter of 2007 with the second quarter of 2006, and its results in the first half of 2007 with the first half of 2006. We expect to sell our new core product—a medicine dispensation and packaging system also designed for use in hospitals and pharmacies—in the third quarter.

Results of Operations

Three-month periods ended June 30, 2007 and June 30, 2006
Overview

As the following table shows, Sunway’s results for net sales, gross profit, operating income and net income in the second quarter of 2007 were all significantly higher than in the second quarter of 2006. Higher costs of sales caused a slight reduction in gross margin, from 71.03% to 66.96%. At the same time, net profit margin increased from 41.52% 46.81%.

	Three Months Ended June 30,
	2007	2006	Change	Change rate
Net Sales	$3,195,695	$2,187,502	$1,008,193	46.09%
Cost of sales	$1,055,774	$633,746	$422,028	66.59%
Gross Profit	$2,139,921	$1,553,756	$586,156	37.73%
Gross Margin	66.96%	71.03%		-4.07
Operating Income	$1,760,262	$1,150,180	$610,082	53.04%
Net Income	$1,495,917	$908,345	$587,563	64.69%
Net profit margin	46.81%	41.52%		5.29

Net sales
Net sales in the second quarter of 2007, which resulted entirely from sales of pneumatic material transport system workstations, were $3,195,695, an increase of 46.09% as compared with net sales of $2,187,502 in the second quarter of 2006. In the second quarter of 2007, we sold 692 workstations, an increase of 55.16% as compared with 446 workstations sold in the second quarter of 2006. Management believes that our current efforts to build new sales networks could lead to continued increased sales of workstations.

The following table presents information about our sales for the periods indicated:

	Three Months Ended June 30,
	2007	2006	Change
Net sales	$3,195,695	$2,187,502	46.09%

Gross Profit
Gross profit increased 37.73% to $2,139,921 for the second quarter of 2007, as compared to $1,553,756 for the second quarter of 2006. Gross profit margin fell by 4.07%, mainly due to an increase in the value of our fixed assets caused by our purchase of new molds for our pneumatic transport systems and the expansion of our manufacturing facilities for the production of our newly-developed packaging and dispensation systems, which raised depreciation costs. Another reason for the fall in gross profit margin is an increase in the cost of our raw materials caused by our determination to further perfect the surfaces of our pneumatic transport system workstations by forming those surfaces using materials of higher quality. Management believes that an expansion of sales could lead to a reduction in the impact of depreciation and a leveling off of gross profit margins.

The table below presents information about our gross profit for the periods indicated:

	Three Months Ended June 30,
	2007		2006
	US$	Gross profit margin	US$	Gross profit margin
Gross Profit	2,139,921	66.96%	1,553,756	71.03%

Income from Operations
Operating income increased 53.04% to $1,760,262 for the second quarter of 2007, as compared with $1,150,180 for the second quarter of 2006. This increase was due primarily to the increase in net sales described above. As a percentage of net sales, operating income was approximately 55.08% for the second quarter of 2007, representing a 2.5% increase from 52.58% for the second quarter of 2006. The increase in this percentage was due to our efforts to control operating expenses.

Cost of Sales
Cost of sales increased to $1,055,774 for the second quarter of 2007, representing a 66.59% increase as compared with $633,746 for the second quarter of 2006. This increase is due primarily to depreciation cost increases and direct material cost increases in the second quarter of 2007 compared with the second quarter of 2006. Direct material cost increased 70.6% from $359,533 in the second quarter of 2006 to $613,365 in the second quarter of 2007. The increase in this cost resulted from our use of certain materials of higher quality, including materials intended to further improve the appearance of workstation surfaces in response to customer preferences. These materials include circuit chips, LCD screens and pneumatic motors. They are 20% more expensive on average than the materials previously used. By using these high quality materials, we intend to improve customer satisfaction and reduce after-sale expenses.

Manufacturing cost increased 112.94%, from $125,097 in the second quarter of 2006 to $266,383 in the second quarter of 2007, and depreciation cost increased 184.94% from $72,498 in the second quarter of 2006 to $206,578 in the second quarter of 2007. The increase in manufacturing cost was due primarily to the increase in sales of our workstations described above. The increase in depreciation cost was due primarily to our purchase of new molds for pneumatic transport systems and our investment in newly-developed packaging and dispensation systems. We intend to begin selling those systems in the third quarter of 2007. Because we intend to continue upgrading our production line and building new production lines, management believes that manufacturing costs are likely to continue to increase in the short term and level off by the fourth quarter of 2007

The table below presents information about our cost of sales for the periods indicated:

	Three Months Ended June 30,
	2007	2006	Change
Cost of sales	$1,055,774	$633,746	66.59%

Operating Expenses
Operating expenses were $379,659 for the second quarter of 2007, a decrease of 5.93% as compared to $403,576 for the second quarter of 2006. This decrease was mainly due to the fact that we paid no fees for the exhibition of our products in the second quarter of 2007, compared with exhibition fees of $115,988 for the second quarter of 2006. The decrease in exhibition fees was partly offset by an increase in salary and benefits to management of 404% in the second quarter of 2007, which raised our average officer salary to $2,716 per month and resulted in an increase in general and administrative expense by a total of $78,566. General and administrative expense in the second quarter of 2007 also included $87,137 related to furnishing a newly rented work place. In order to promote our products after the recent upgrades, we are likely to incur exhibition fees for medical device exhibition fairs and other advertising expenses in the near term. In order to improve our competitive position, we also intend to continue improvements to our working environment, public image and worker salary level. Management therefore believes that operating expenses will not continue to decrease in the near term.

The table below presents information about our operating expenses for the periods indicated:

	Three Months Ended June 30,
	2007	2006	change
Selling expenses	$35,122	$203,717	-17.24%
General & Administrative Expenses	$344,537	$199,859	72.39%
Total operating expenses	$379,659	$403,576	-5.93%

Net Income
Net income was $1,495,917 for the second quarter of 2007, an increase of 64.69% from $908,345 for the second quarter of 2006. This increase is attributable to the increase in sales of our workstation products described above. Our net profit margin increased slightly from 41.52% as of the second quarter of 2006 to 46.81% for the same period of 2007, due to the fast growth of workstation sales and slower growth of operating expenses described above.

Plan For the Third Quarter
In the third quarter, we intend to keep our focus on producing pneumatic tube material transport systems and in addition improve our marketing and sales efforts using funds we raised in June 2007. (For information about that financing, please see our current report on Form 8-K/A filed with the SEC on June 27, 2007.) Also in the third quarter, we plan to begin commercial sales of our newly developed medicine dispensation and packaging system. We currently have more than 10 orders for the new systems from our existing pneumatic transport system customers.

Six-month periods ended June 30, 2007 and June 30, 2006

In first half of 2007, Sunway’s net sales, gross profit, operating income and net income all rose substantially as compared with the same period in the preceding year. These increases are due in large part to increased sales of Sunway’s pneumatic tube transport systems. Cost of sales also increased during these periods, somewhat outpacing the increase in sales. The increase in cost of sales is due largely to increased depreciation expenses related to Sunway’s investment in 2006 in new molds and production lines used in the manufacture of its newly designed medicine packaging and dispensing equipment. The company expects cost of sales to level off or decline once sales of the new equipment begin in the third quarter of 2007.

($)	Six Months Ended June 30,
	2007	2006	Change	Change rate
Net Sales	5,659,211	4,183,231	1,475,980	35.28%
Cost of sales	1,699,615	1,120,277	579,338	51.71%
Gross Profit	3,959,596	3,062,954	896,642	29.27%
Gross Margin	69.97%	73.22%		-3.25
Operating Income	3,245,789	2,379,706	866,083	36.39%
Net Income	2,746,606	1,942,453	804,153	41.40%
Net profit margin	48.53%	56.89%		-8.36

Net sales
Net sales in the first half of 2007, which resulted entirely from sales of pneumatic material transport system workstations, were $5,659,211, an increase of 35.28% as compared with the net sales of $4,183,231 in the first half of 2006. In the first half of 2007, we sold 1,236 workstations, an increase of 30.11% as compared with 950 workstations sold in the first half of 2006.

The following table presents information about our sales for the periods indicated:

	Six Months Ended June 30
	2007	2006	Change
Net sales	$5,659,211	$4,183,231	35.28%

Gross Profit
Gross profit increased 29.27% to $3,959,596 for the first half of 2007, as compared to $3,062,954 for the first half of 2006. Gross profit margin fell slightly by 3.25 percentage point, mainly due to our efforts to develop new molds and new production line, which raised depreciation costs and therefore raised the cost of sales; at the same time, with using some expensive raw materials instead of old raw material in order to increase product quality and perfect workstation surface, raw material cost increased clearly.

The table below presents information about our gross profit for the periods indicated:

	Six Months Ended June 30,
	2007		2006
	US$	Gross profit margin	US$	Gross profit margin
Gross Profit	3,959,596	69.97%	3,062,954	73.22%

Income from Operations
Operating income increased 36.39% to $3,245,789 for the first half of 2007, as compared with $2,379,706 for the first half of 2006. As a percentage of net sales, operating income was approximately 57.35% for the first half 2007, almost the same percentage as the first half of 2006.

Cost of Sales
Cost of sales increased to $1,699,615 for the first half of 2007, representing 51.71% increase as compared with $1,120,277 for the first half of 2006. This increase is due primarily to on August 2006, we purchased several new molds used in transport system production line, and on November 2006 we also purchased new production line using for dispensation and packaging system, both of which increased the depreciation cost from the time of purchase forward.

The main elements of our cost of sales also belong to direct materials cost increase, which is up 59.06% from $627,928 in the first half of 2006 to $998,792 in the first half of 2007. From the beginning of 2007, we begin to use new kind of materials in order to stabilizing the quality of our product and make the surface of the products good. Manufacturing cost increased 119.66% from $177,993 in the first half of 2006 to $390,986 in the first half of 2007; among which, depreciation cost increased 215.78% from $92,472 in the first half of 2006 to $292,005 in the first half of 2007.

The table below presents information about our cost of sales for the periods indicated:

	Six Months Ended June 30,
	2007	2006	Change
Cost of sales	1,699,615	1,120,277	51.71%

Operating Expenses
Operating expenses were $713,807 for the first half of 2007, an increase of 4.47% as compared to $683,248 for the first half of 2006. This increase was composed by two reasons: (1) decrease in selling expenses; and (2) increase in general and administration expenses. In the first half of 2007, we decreased exhibition fees for promoting our products, which totaled only $6,028, compared with $115,753 for the same period of 2006. Also, in the first half of 2007, we increased salary and benefits of management. Reflecting this change, costs related to salary and benefits increased 402% in the first half of 2007 compared with the first half of 2006, and our inter mediaries consultant fee for the reverse merger and private placement were increased from $10,850 as of the first half of 2006 to $50,737 as of the first half of 2007, 367% increased.

The table below presents information about our operating expenses for the periods indicated:

	Six Months Ended June 30,
	2007	2006	change
Selling expenses	48,589	210,061	-23.13%
General & Administrative Expenses	665,218	473,187	40.58%
Total operating expenses	713,807	683,248	4.47%

Net Income
Net income was $2,746,606 for the first half of 2007, an increase of 41.40% from $1,942,453 for the first half of 2006. This increase is attributable to the increase in sales of our workstation products. Our net profit margin fell 8.36 percentage points from 56.89% as of the first half of 2006 to 48.53% as of the first half of 2007, due to the increase of cost of sales described above.

Cash and Cash Equivalents
Cash and Cash Equivalents increased to $7,867,980 as of June 30, 2007, as compared to $1,749,048 as of December 31, 2006. This increase was mainly due to our reverse merger and private placement on June 6, 2007, which resulted in an increase of $4,476,328 in net cash. During the same period, we did not use much of our cash on hand for material purchasing and investment.

Accounts Receivable
Accounts Receivable increased 51.28% to $2,220,718 as of June 30, 2007, compared with $1,467,963 as of December 31, 2006. This increase in accounts receivable was primarily attributable to a substantial increase in workstation sales and deferred receipt of payments in the first half of 2007. We will focus corporate resources on enhancing the cooperation of our marketing and sales department with our financial department in order to reduce the deferral of payments by our customers and reduce our accounts receivable.

Inventory
Inventory consists of raw materials and finished goods As of June 30, 2007, the recorded value of our inventory has increased 48.22% to $558,363 from $376,708 as of December 31, 2006. This increase is mainly due to finished goods increased from $200,852 as of December 31, 2006 to $368,328 as of June 30, 2007, an increase of 83.38%, also as a result of the increase of direct material cost as we discussed above.
The table below presents information about our inventory for the periods indicated:

Item	June 30, 2007	December 31, 2006	change
Raw material	190,035	175,856	8.06%
Finished goods	368,328	200,852	83.38%
Total	558,363	376,708	48.22%

Accounts payable
Accounts payable amounted to $40,922 as of June 30, 2007, a decrease of 28.57% from $57,289 as of December 31, 2006.

Expected warranty expenses
We provide our clients with one year of free after-sale service including free exchange of core components and the post or delivery fee. From the beginning of 2007, we began to set aside funds for this possible expense. If we incur expenses in connection with our warranty period, we will write down the expected expenses and record a corresponding increase in general and administration expenses. In the first half of 2007, we set aside warranty funds for $42,445.

Critical Accounting Policies

Management's discussion and analysis of its financial condition and results of operations is based upon Sunway’s consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. Sunway’s financial statements reflect the selection and application of accounting policies which require management to make significant estimates and judgments. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Sunway believes that the following reflect the more critical accounting policies that currently affect Sunway’s financial condition and results of operations.

(A) Method of Accounting
Sunway maintains its general ledger and journals with the accrual method accounting for financial reporting purposes. The financial statements and notes are representations of management. Accounting policies adopted by the Company conform to generally accepted accounting principles in the United States of America and have been consistently applied in the presentation of financial statements, which are compiled on the accrual basis of accounting.

(B) Use of Estimates
The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ materially from those estimates.

(C) Economic and political risks
Sunway’s operations are conducted in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy. Sunway’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

(D) Intangibles
Intangibles are stated at cost less accumulated amortisation. Amortisation is provided over the respective useful lives, using the straight-line method. The most important intangibles of Sunway now is the land using rights, which is amortized in 46 years.

(E) Property, plant and equipment
Plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of the plant and equipment are as follows:

Items	Depreciation years
Buildings	20
Machinery and equipment	6
Software systems	3
Molds, Dies, & Casting	6
Office equipment and motor vehicles	10

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income. The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized.

(F) Accounting for Software Systems
Sunway adopts FASB No. 86 for accounting of software systems, in that all expenditures incurred from start-up to completion of feasibility are expensed; development costs, after the feasibility study through system completion, are capitalized, and are depreciated over a useful life of three years. Expenditures incurred after completion are expensed as repairs and maintenance.

(G)  Trade receivables
Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred.

(H)  Cash and cash equivalents
The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company maintains bank accounts only in the PRC. The Company does not maintain any bank accounts in the United States of America.

(I) Revenue recognition
Revenue represents the invoiced value of goods sold recognized upon the delivery of goods to customers. Revenue is recognized when all of the following criteria are met:
•	Persuasive evidence of an arrangement exists;
•	Delivery has occurred or services have been rendered, and;
•	The seller’s price to the buyer is fixed or determinable.
Contract revenues are recognized when the manufacturing and installation of the medical equipments is completed. Generally, the company receives total contract sum from clients in 3 installments. Deposit of 30% is received from client when the contract is signed. Second payment of 30% is received when the project commenced. The final sum of the remaining portion is received after the construction is completed within 4 months.

(J) Income taxes
Sunway accounts for income tax using an asset and liability approach and allows for recognition of deferred tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future realization is uncertain.

Sunway is operating in the PRC, and in accordance with the relevant tax laws and regulations of PRC, the corporation income tax rate is 33%. However, the Company is a high technology company, and in accordance with the relevant regulations regarding the favorable tax treatment for high technology companies, the Company is entitled to a reduced tax rate of 15% as long as the company located and registered in the high and advance technology development zone.

Item 3.   Controls and Procedures

At the conclusion of the quarter ended June 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our officers concluded that, as of June 30, 2007, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported reliably and within the time periods specified in the applicable rules and forms and that such information is accumulated and communicated to our chief executive officer and chief financial officer in a manner that allows for timely decisions regarding required disclosure.

In the course of our evaluation, we did not discover any change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II

Item 2. Unregistered sales of equity securities

The rights of our common stockholders were affected by the issuance of our Series B Preferred Stock on June 6, 2007. Holders of our Series B Preferred Stock have rights to receive a distribution upon a liquidation of the Company that are senior to the rights of our common stockholders. In case of a liquidation of the Company, holders of our Series B Preferred Stock are entitled to receive a liquidation distribution of $40.50 per share before our common stockholders receive any distribution at all. For more information about our Series B Preferred Stock, please see the discussion beginning on page 5 of our current report on Form 8-K/A filed with the SEC on June 27, 2007, entitled “Item 1.01 Entry Into a Material Definitive Agreement,” which is incorporated herein by reference.

Item 4. Submission of matters to a vote of security holders

For a description of measures approved by written consent of a majority of our security holders, please see our information statement on Schedule 14C filed with the SEC on July 27, 2007, which is incorporated herein by reference. That information statement is subject to further change based on comments we may receive from the SEC.

Item 6.  Exhibits.

The following exhibits are filed with this report.

Exhibit List

No.	Description

3.1	Amended Articles of Incorporation. (1)

3.2	Amended Bylaws. (1)

31.1	Certification of Bo Liu pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of David Wang pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to the exhibit of the same number to our report on form 8-K/A filed with the SEC on June 20, 2007.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL REALTY AND MORTGAGE, INC.

Date: August 14, 2007	By:	/s/ David Wang
David Wang
Chief Financial Officer