Form 10QSB
period 2007-09-30
NATIONAL REALTY & MORTGAGE INC
filed 2007-11-19
CIK 1096840

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

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

As of November 16, 2007, the Company had 19,207,455 shares of its common stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format:           Yes ☐  No ☒

Table of Contents

PART I. - FINANCIAL INFORMATION

Item 1.
Financial Statements (Unaudited)	1
Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2.
Management’s Discussion and Analysis or Plan of Operation	31

Item 3.
Controls and Procedures	39

PART II. - OTHER INFORMATION

Item 1.
Legal Proceedings

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3.
Defaults Upon Senior Securities

Item 4.
Submission of Matters to a Vote of Security Holders	40

Item 5.
Other Information

Item 6.
Exhibits	40

Signatures	41

PART I
Item 1.   Financial Statements

NATIONAL REALTY AND MORTGAGE, INC.
FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2007 AND 2006
(Stated in US dollars)

NATIONAL REALTY AND MORTGAGE, INC.

CONTENTS	PAGES

BALANCE SHEETS	2 - 3

STATEMENTS OF INCOME	4

STATEMENTS OF STOCKHOLDERS’ EQUITY	5 - 6

STATEMENTS OF CASH FLOWS	7

NOTES TO FINANCIAL STATEMENTS	8 - 30

NATIONAL REALTY AND MORTGAGE, INC.
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2007 AND DECEMBER 31, 2006
(Stated in US Dollars)

	Note	9/30/2007	12/31/2006
ASSETS		Unaudited
Current assets
Cash and cash equivalents		$7,148,550	$1,749,048
Restricted Cash		661,442	-
Short term investments	3	3,458,550	1,702,718
Accounts receivable	4	2,462,440	1,467,963
Travel advances to director	5	87,693	6,457
Advances to employee		346,894	54,992
Inventories	6	593,453	376,708
Advances to suppliers		2,940,894	294,535
Tender deposits		46,530	42,924
Prepayments and other		1,870	334,658
Total current assets		17,748,316	6,030,003

Non-current assets
Property, plant and equipment, net	7	4,706,736	4,715,150
Intangibles	8	1,184,439	1,157,950
Other assets		1,995	-
Total Assets		$23,641,487	$11,903,103

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short term bank loan	9	199,532	191,877
Accounts payable		328,552	57,289
Warranty liability	10	44,458	22,811
Taxes payable	11	735,198	360,730
Customers' deposits		202,636	67,157
Accrued liabilities		19,661	167,646
Total current liabilities		1,530,037	867,510

Total Liabilities		$1,540,023	$867,510

See accompanying notes to financial statements and accountant’s report

NATIONAL REALTY AND MORTGAGE, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
AS OF SEPTEMBER 30, 2007 AND DECEMBER 31, 2006
(Stated in US Dollars)

	Note	9/30/2007	12/31/2006
		Unaudited
STOCKHOLDERS' EQUITY
Series A Convertible Preferred Stock $0.001 par value 400,000 shares authorized; 228,531 shares issued and outstanding at September 30, 2007 and December 31, 2006		$229	$229

Series B Convertible Preferred Stock $0.001 par value 400,000 shares authorized; 165,432 shares issued and outstanding at September 30, 2007		165	-

Common stock at $0.001 par value, 100,000,000 shares authorized; 19,207,455 and 6,472,766 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively.		19,208	6,473

Additional Paid in Capital		9,380,368	4,216,933
Statutory reserves		1,121,508	1,124,073
Retained earnings		10,604,637	4,844,680
Accumulated other comprehensive income		985,335	843,205
Total equity		$22,111,450	$11,035,593

Total liabilities and stockholders' equity		$23,641,487	$11,903,103

See accompanying notes to financial statements and accountant’s report

NATIONAL REALTY AND MORTGAGE, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Stated in US Dollars)

	Nine months ended September 30,		Three months ended September 30,
Notes	2007	2006	2007	2006

Revenue
Sales		$9,724,853	$6,376,663	$4,065,642	$2,193,432
Cost of sales		2,777,975	1,774,004	1,078,360	653,727
Gross profit		6,946,879	4,602,660	2,987,283	1,539,706

Operating expenses
Selling expenses		219,401	227,185	170,812	17,124
General and administrative expenses		1,268,853	660,943	603,635	187,756
Total operating expenses		1,488,254	888,128	774,447	204,880

Operating Income / (Loss)		5,458,625	3,714,532	2,212,836	1,334,826

Other Income (expenses)
Gain on investments		1,306,841	-	1,306,841	-
Interest income		26,022	-	24,422	(4,022)
Interest expenses		(9,462)	(17,948)	(6,170)	(5,631)
Other income		-	-	-	-
Other expenses		-	(72,531)	-	(189)
Total other income (loss) and expenses		1,323,401	(90,480)	1,325,093	(9,843)

Income before taxation		6,782,026	3,624,052	3,537,928	1,324,983

Income tax	12	1,024,633	543,608	527,142	186,992

Net income		$5,757,392	$3,080,444	$3,010,786	$1,137,991

Basic and Diluted net earnings per share		$0.30	$0.48	$0.16	$0.18

Weighted average shares outstanding		19,207,455	6,472,766	19,207,455	6,472,766

See accompanying notes to financial statements and accountant’s report

NATIONAL REALTY AND MORTGAGE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2006 AND NINE-MONTHS ENDED SEPTEMBER 30, 2007
(Stated in US Dollars)

							Additional			Accumulated
	No.	Preferred	No.	Preferred	No.		Paid			other
	Shares	Series	Shares	Series	Shares	Common	in	Statutory	Retained	comprehensive
	Outstanding	A	Outstanding	B	Outstanding	stock	Capital	reserves	earnings	income	Total
Balance, January 1, 2006	228,531	$229	-	$-	6,472,766	$6,473	$4,216,923	$451,906	$1,487,294	$128,976	$6,291,811
Net income						-		-	4,029,553	-	4,029,553
Appropriations to statutory											-
reserves						-		672,167	-672,167	-	-
Dividends											-
Unrealized Gain/(Loss) on Investment						-		-	-	423,537	423,537
Foreign currency translation											-
adjustment										290,692	290,692
Balance, December 31, 2006	228,531	$229	-	$-	6,472,766	$6,473	4,216,933	$1,124,073	$4,844,680	$843,205	$11,035,593

Balance, January 1, 2007	228,531	$229	-	$-	6,472,766	$6,473	4,216,933	$1,124,073	$4,844,680	$843,205	$11,035,593
Net income									5,757,392	-	5,757,392
Issuance to Vision re: Debentures					12,734,689	12,735	186,467				199,202
Issuance of Series B Convertible Preferred Stock			165,432	165			4,976,968				4,977,133
Unrealized Gain/(Loss) on Investment										256,350	256,350
Reverse accumulated unrealized gain/(loss)										(679,887)	(679,887)
Reverse over appropriation to statutory reserve								(2,565)	2,565		-
Foreign currency translation Adjustment										565,667	565,667
Balance, September 30, 2007	228,531	229	165,432	165	19,207,455	$19,208	9,380,368	$1,121,508	$10,604,637	$985,335	$22,111,450

See accompanying notes to financial statements and accountant’s report

NATIONAL REALTY AND MORTGAGE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
FOR THE YEAR ENDED DECEMBER 31, 2006 AND NINE-MONTHS ENDED SEPTEMBER 30, 2007
(Stated in US Dollars)

	Comprehensive Income 2005	Comprehensive Income 2006	Comprehensive Income 9/30/2007	Accumulated Totals
Net Income	2,352,996	4,029,553	5,757,392	12,139,941
Unrealized gain/(loss) on investment	-	423,537	(423,537)	-
Foreign currency translation adjustment	128,749	290,692	565,667	985,108
Total	2,481,745	4,743,762	5,899,522	13,125,049

See accompanying notes to financial statements and accountant’s report

NATIONAL REALTY AND MORTGAGE, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE AND NINE MONTHS ENDED SEPTMEBER 30, 2007 AND 2006
(Stated in US Dollars)

	Nine months ended September 30		Three months ended September 30
	2007	2006	2007	2006
Cash flow from operating activities
Net income	$5,757,392	$3,080,444	$3,010,786	$1,137,991
Gain on investment	(1,306,841)	-	(1,306,841)	-
Depreciation	553,995	(89,279)	95,309	(370,424)
Amortization	19,299	140,351	5,602	128,067
Warranty expense	20,310	-	646	-
Change in operating assets and liabilities
(Increase) / decrease in accounts and other receivable	(2,460,476)	(2,638,822)	(731,862)	(730,639)
(increase) / decrease in inventories and advances to suppliers	(1,205,406)	(81,655)	(1,023,751)	(217,345)
Increase / (decrease) in accounts and other payable	474,383	(190,608)	227,010	(42,632)
Net cash provided by/(used in) operating activities	1,852,655	220,431	276,928	(94,982)

Cash flow from investing activities
Investor Relation, Legal Fees, etc.	(661,442)	-	38,558	-
Rental Deposit	(1,995)	-	(1,995)	-
Sales of investment fund	2,664,547	-	2,664,547	-
Purchase of investment fund	(3,458,551)	-	(3,458,551)	-
Sales / (purchase) of fixed assets	(369,135)	-	(206,192)	(330,591)
Changes in intangibles	-	(482,487)	-	-
Net cash provided by / (used in) investing activities	(1,826,576)	(482,487)	(963,633)	(330,591)

Cash flows from financing activities
Short term bank borrowings	-	378,941	-	5,771
Short term bank borrowings repayments	-	-	-	261,219
Proceeds from vision re: Debentures	199,202	-	-	-
Proceeds from issuance of Series B convertible preferred stock	4,977,133	-	-	-
Net cash provided by financing activities	5,176,335	378,941	-	266,990

Net cash and cash equivalent sourced	5,202,415	116,885	(686,705)	(158,583)

Effect of foreign currency translation on cash and cash equivalent	197,087	24,101	(32,725)	51,944
Beginning cash and cash equivalent	1,749,048	1,227,224	7,867,980	1,474,849
Ending cash and cash equivalent	$7,148,550	$1,368,209	$7,148,550	$1,368,209

See accompanying notes to financial statements and accountant’s report

NATIONAL REALTY AND MORTGAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
AND THE YEAR ENDED DECEMBER 31, 2006
(Stated in US Dollars)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

(a)	Organizational History of Sunway Global Inc.

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

NATIONAL REALTY AND MORTGAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
AND THE YEAR ENDED DECEMBER 31, 2006
(Stated in US Dollars)

Registration Rights Agreement

On June 6, 2007, pursuant to the Preferred B Agreement, we entered into a Registration Rights Agreement with Vision and Columbia, under which we agreed to file with the SEC and maintain the effectiveness of a registration statement, on Form SB-2, for our common shares issued upon conversion of our Series B Preferred. The deadline for filing the registration statement is 20 days after the closing of the private financing, or approximately July 6, 2007. The deadline for obtaining the effectiveness of the registration statement is either (i) 120 days after the filing deadline, (ii) if the SEC performs a full review of the registration statement, 150 days after the filing deadline, or (iii) if the SEC provides comments solely on the basis of Rule 415 under the Securities Act, 180 days after the filing deadline. The agreement calls for us to maintain the effectiveness of the registration statement until either all shares registered under it have been sold or all shares registered under it may be sold without restrictions under Rule 144 under the Securities Act. If we are unable to register all of the agreed common shares under the registration statement based on the limitations of Rule 415 under the Securities Act, the agreement provides that we will use our best efforts to obtain the registration of the additional shares when we are able to do so. If we do not obtain and maintain the effectiveness of the registration statement for reasons other than limitations of Rule 415, or if our common stock is de-listed from the National Association of Securities Dealers’ over-the-counter Bulletin Board, then under the terms of the agreement we are required to pay Vision and Columbia an amount equal to one percent of their initial investment in the Series B Preferred, or approximately $67,000, each month until effectiveness is obtained or listing is restored, with a cap of ten percent of their initial investment, or approximately $670,000.

The registration rights agreement also calls for us to file with the SEC and maintain the effectiveness of a registration statement of Form SB-2 for (i) our common stock to be issued upon exercise of our Series A, B, J, C, and D warrants, (ii) our common stock to be issued upon conversion of Series A Preferred that will be either released to Rise Elite or forfeited to Vision and Columbia under the Securities Escrow Agreement, and (iii) the Listing Penalty Shares described in the description of the Preferred B Agreement above, if any. If we are unable to register all of these common shares under the registration statement based on the limitations of Rule 415 under the Securities Act, the agreement provides that we will use our best efforts to obtain the registration of the additional share when we are able to do so.

These and all of the other details of the registration obligations of the Company are set forth in the 8-K (Commission file number 000-27159) the Registration Rights Agreement.

NATIONAL REALTY AND MORTGAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
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

NATIONAL REALTY AND MORTGAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
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

NATIONAL REALTY AND MORTGAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
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

NATIONAL REALTY AND MORTGAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
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

NATIONAL REALTY AND MORTGAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
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

NATIONAL REALTY AND MORTGAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
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

(b)	Principles of Consolidation

The consolidated financial statements which include the Company and its subsidiaries, are compiled in accordance with generally accepted accounting principles in the United States of America. All significant inter-company accounts and transactions have been eliminated. The consolidated financial statements include 100% of assets, liabilities, and net income or loss of those wholly-owned subsidiaries; ownership interest of minority investors are recorded as minority interests.

The company owned the three subsidiaries since its reverse-merger on June 6, 2007. As of September 30, 2007, the detailed identities of the consolidating subsidiaries are as follows:

Name of Company	Place of Incorporation	Attributable Interest

World Through Limited (WTL)	British Virgin Islands	100%

Sunway World Through Technology (Daqing) Co. Ltd. (SWT)	PRC	100%

Daqing Sunway Technology Co. Ltd. (Sunway)	PRC	100%
Note: This is a variable interest entity

NATIONAL REALTY AND MORTGAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
AND THE YEAR ENDED DECEMBER 31, 2006
(Stated in US Dollars)

(c)	Use of estimates

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

(d)	Economic and political risks

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

(e)	Intangibles

Intangibles are stated at cost less accumulated amortisation. Amortisation is provided over the respective useful lives, using the straight-line method. Estimated useful lives of the intangibles are as follows:

Land use rights	45 years

(f)	Property, plant and equipment

Plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of the plant and equipment are as follows:

Buildings	20 years
Office equipment and motor vehicles	10 years
Machinery and equipment	6 years
Molds, Dies, & Castings	6 years
Software systems	3 years

NATIONAL REALTY AND MORTGAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
AND THE YEAR ENDED DECEMBER 31, 2006
(Stated in US Dollars)

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income. The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized.

(g)	Accounting for Software Systems

The Company adopts FASB No. 86 for accounting of software systems, in that all expenditures incurred from start-up to completion of feasibility are expensed; development costs, after the feasibility study through system completion, are capitalized, and are depreciated over a useful life of three years. Expenditures incurred after completion are expensed as repairs and maintenance.

(h)	Accounting for the Impairment of Long-Lived Assets

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

During the reporting periods, there was no impairment loss.

(i)	Inventories

Inventories consisting of raw materials, and finished goods are stated at the lower of cost or market value. Finished goods are comprised of direct materials, direct labor and an appropriate proportion of overhead.

(j)	Trade receivables

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An allowance for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred.

(k)	Cash and cash equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company maintains bank accounts in the PRC and Hong Kong.

NATIONAL REALTY AND MORTGAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
AND THE YEAR ENDED DECEMBER 31, 2006
(Stated in US Dollars)

(l)	Restricted cash

The Company maintains an escrow account in the United States of America for the purposes of disbursing legal fees, and costs associated with investor relations. The establishment of this account was related to the private placement in June of 2007. There is no specific time restrictions on the funds placed in the escrow account. The restrictions on the account are based on the nature for which these funds are to be disbursed, namely investor relations and legal fees.

(m)	Foreign currency translation

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

	9/30/2007	12/31/2006	9/30/2006
Twelve months ended RMB : US$ exchange rate	-	7.81750	-
Nine months ended RMB : US$ exchange rate	7.5176	-	7.9168
Average Nine months ended RMB : US$ exchange rate	7.67576	-	8.0183
Average three months end RMB : US$ exchange rate	7.56906	-	7.97711

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

(n)	Revenue recognition

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

NATIONAL REALTY AND MORTGAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
AND THE YEAR ENDED DECEMBER 31, 2006
(Stated in US Dollars)

(o)	Cost of Sales

The Company’s cost of sales is comprised of raw materials, factory worker salaries and related benefits, machinery supplies, maintenance supplies, depreciation, utilities, inbound freight, purchasing and receiving costs, inspection and warehousing costs.

(p)	Operating lease rental

Operating lease rental payment which is the temporary rental for the office of representatives in Hangzhou, included in general and administrative expenses were $1,857 and nil for the nine months ended September 30, 2007 and 2006, respectively.

The Company did not have any non-cancellable operating lease obligations as of December 31, 2006 and September 30, 2007.

(q)	Advertising

The Company expensed all advertising costs as incurred. Advertising expenses included in selling expenses were $72,729 and $102,398 for the nine months ended September 30, 2007 and 2006, respectively.

(r)	Shipping and handling

All shipping and handling are expensed as incurred. Shipping and handling expenses included in selling expenses were $22,730 and $20,146 for the nine months ended September 30, 2007 and 2006, respectively.

(s)	Research and development

All research and development costs are expensed as incurred. Research and development costs included in general and administrative expenses were $174,213 and $239,339 for the nine months ended September 30, 2007 and 2006, respectively.

(t)	Retirement benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the statement of income as incurred. The retirement benefit expenses included in general and administrative expenses were $22,035 and $8,217 for the nine months ended September 30, 2007 and 2006, respectively.

NATIONAL REALTY AND MORTGAGE, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2007
AND THE YEAR ENDED DECEMBER 31, 2006
(Stated in US Dollars)

(u)	Income taxes

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

(v)	Statutory reserves

Statutory reserves refer to the amount appropriated from the net income in accordance with laws or regulations, which can be used to recover losses and increase capital, as approved, and are to be used to expand production or operations.

(u)	Comprehensive income

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

(v)	Warranty Policy

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

NATIONAL REALTY AND MORTGAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
AND THE YEAR ENDED DECEMBER 31, 2006
(Stated in US Dollars)

(w)	Earnings per share

The Company computes earnings per share (“EPS’) in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS No. 128”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). SFAS No. 128 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

The calculation of diluted weighted average common shares outstanding for the nine months ended September 30, 2007 and 2006 are based on the estimate fair value of the Company’s common stock during such periods applied to warrants and options using the treasury stock method to determine if they are dilutive.

The Series A and Series B Convertible Bond and the Warrants are assumed to be non-convertible or exercisable within 60 days of the date of issuance of such preferred stock and warrants.

The following tables are a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

The Company did not adjust income for the purposes of calculating diluted earnings per share because the convertible preferred stocks outstanding are not dividend paying securities.

	Three Months Ended September 30,
	2007			2006
		Weighted			Weighted
		Average			Average
	Income	Shares	Per-Share	Income	Shares	Per-Share
Earnings per share - basic
Net income	$3,010,786	19,207,455	$.16	$1,137,991	6,472,766	$.18
Effect of dilutive securities
Convertible Preferred Stock	-	-		-	-
Warrants	-	-		-	-

Earnings per share - diluted	$3,010,786	19,207,455	$.16	$1,137,991	6,472,766	$.18

NATIONAL REALTY AND MORTGAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
AND THE YEAR ENDED DECEMBER 31, 2006
(Stated in US Dollars)

	Nine Months Ended September 30,
	2007			2006
		Weighted			Weighted
		Average			Average
	Income	Shares	Per-Share	Income	Shares	Per-Share

Earnings per share - basic
Net income	$5,757,392	19,207,455	$.30	$3,080,444	6,472,766	$.48
Effect of dilutive securities
Convertible Preferred Stock	-	-		-	-	-
Warrants	-			-	-	-

Earnings per share - diluted	$5,757,392	19,207,455	$0.30	$3,080,444	6,472,766	$0.48

(x)	Recent accounting pronouncements

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

NATIONAL REALTY AND MORTGAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
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

3.	SHORT-TERM INVESTMENTS

On October 22, 2006, the Company invested in Bank of Communication Growth Fund (PRC) at a cost of $1,279,181 (RMB 10,000,000). The investment was sold on July 13, 2007 for $2,646,432 (RMB 20,031,000). On August 31, 2007, the Company invested in Bank of Communication Money Market Fund at a cost of $3,458,550 (RMB 26,000,000).

The Company’s policy in accounting for funds in which it invests is that they should be carried at fair market value as short-term investments available for sale. Unrealized gains and losses from these funds performances are booked to other comprehensive income. The Company believes that such funds provide the necessary liquidity for the Company in the event that the Company needs employ such capital for its normal business operations. These funds carry different risk and reward characteristics that are different than a classification such as cash; therefore, the Company deems it necessary for these funds to be separately disclosed.

4.	ACCOUNTS RECEIVABLE

	9/30/2007	12/31/2006

Total Accounts Receivable	$2,470,111	$1,475,340
Less: Allowance for Bad Debts	(7,671)	(7,377)
	$2,462,440	$1,467,963

All of the above accounts receivable are due within one year of aging.

NATIONAL REALTY AND MORTGAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
AND THE YEAR ENDED DECEMBER 31, 2006
(Stated in US Dollars)

An analysis of the allowance for doubtful accounts for the nine months ended September 30, 2007 and the year ended December 31, 2006 is as follows:

	6/30/2007	12/31/2006

Balance at beginning of year	$7,377	$4,284
Addition of bad debt expense	294	3,093
Balance at end of year	$7,671	$7,377

Accounts Receivable are normally paid in three payments pursuant to industry standard. However, it is company policy not to charge interest to customers within the payment schedule. Delinquency is defined by company policy when an account is past due for six months. At that point, collection proceedings will commence.

An allowance for doubtful account is made when collection proves unsuccessful. Doubtful debt is written off when the account is over three years old or when the debtor is dead or bankrupt.

5.	TRAVEL ADVANCES TO DIRECTORS

Travel advances were made to Directors to enable their execution of operational duties in marketing and sales promotion. The following table provides an analysis of the outstanding accounts.

	9/30/2007	12/31/2006

Bo Liu	$4,129	$2,794
Weishan Sun	14,798	3,008
Qichao Zhao	382	655
Deli Liang	1,330	-
David Wang	66,754	-
	$87,693	$6,457

6.	INVENTORIES

	9/30/2007	12/31/2006

Finished goods	$352,219	$200,852
Raw materials	241,234	175,856
	$593,453	$376,708

NATIONAL REALTY AND MORTGAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
AND THE YEAR ENDED DECEMBER 31, 2006
(Stated in US Dollars)

7.	PROPERTY, PLANT AND EQUIPMENT, NET

	9/30/2007	12/31/2006
At cost:
Building	$1,319,674	$1,269,048
Machinery and equipment	988,643	902,789
Molds, Dies, & Castings	2,881,239	2,679,885
Computer software	1,668,086	1,407,099
Office equipment and motor vehicles	78,262	56,029
	$6,935,904	$6,314,850

Less: accumulated depreciation	(2,229,168)	(1,599,700)
	$4,706,736	$4,715,150

Depreciation expense included in the cost of sales for the nine months ended September 30, 2007 and 2006 was $629,468 and $89,279 respectively; and included in the general and administrative expenses for the nine month ended 2007 and 2006 were $82,362 and $106,537 respectively.

8.	INTANGIBLES

	9/30/2007	12/31/2006

Land use rights, at cost	$1,234,797	$1,187,425
Less: accumulated amortization	(50,356)	(29,475)
	$1,184,439	$1,157,950

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

Amortization expense included in the general and administrative expenses for the nine months ended 2007 and 2006 was $20,881 and $12,284, respectively.

NATIONAL REALTY AND MORTGAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
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

The loan agreement stipulated a repayment of $191,877 (RMB 1,500,000) on December 21, 2006; therefore, the loan balance outstanding at September 30, 2007 amounted to $199,532 (RMB 1,500,000). There is an increase of $7,655 of loan amount due to foreign currency translation.

10.	WARRANTY LIABILITIES

An analysis of the warranty liabilities for the nine months ended September 30, 2007 and the year ended December 31, 2006 is as follows: -

	9/30/2007	12/31/2006

Balance at beginning of period	$22,811	$-
Add: Accruals for current & pre-existing warranties issued during period	43,687	22,811
Less: Settlements made during period	(23,378)	-
Foreign Currency Effect	1,337	-
Balance at end of period	$44,458	$22,811

11.	TAXES PAYABLE

	9/30/2007	12/31/2006

Value-added tax	$187,635	$103,632
City development tax	12,919	7,254
Income tax	534,644	249,844
	$735,198	$360,730

NATIONAL REALTY AND MORTGAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
AND THE YEAR ENDED DECEMBER 31, 2006
(Stated in US Dollars)

12.	CAPITALIZATION

As a result of the reverse-merger on June 6, 2007 involving an exchange of shares and issuance of shares to investors and other parties involved in the deal, total capitalization of the Company by common stock and Preferred A & B stock with related additional paid-in capital at September 30, 2007 and December 31, 2006 are depicted in the following table:

Name of shareholder	Number of shares	Stock Capital	Additional Paid-In Capital
Preferred A Stock
Issued to Rise Elite upon share exchange	210,886	$211	(211)
Issued to Kuhns Brothers and Designees	17,645	18	(18)
	228,531	229	$(229)
Preferred B Stock
Issued to Private Investors	165,432	$165	$6,699,835
Less: Cost of Issue			(1,722,867)
	165,432	165	4,976,968
Common Stock
Issued to Vision re: debenture	12,734,689	$12,735	$186,467
Issued to original shareholders before reverse-merger	6,472,766	6,473	(6,473)
Conversion of Sunway Original Capital before Revere Merger to Additional Paid in Capital			4,223,635
	19,207,455	19,208	4,403,629
Grand Total at September 30, 2007		19,602	9,380,368

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

Series of Warrant	Number of shares	Exercise Price	Expiry Date
Series A	4,962,963	$ 1.76	6 /5 /2012
Series B	2,481,481	2.30	6 /5 /2012
Series J	4,496,644	1.49	6 /5 /2008
Series C	4,496,644	1.94	6 /5 /2012
Series D	2,248,322	2.53	6 /5 /2012
Series E	496,296	1.62	6 /5 /2012

NATIONAL REALTY AND MORTGAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
AND THE YEAR ENDED DECEMBER 31, 2006
(Stated in US Dollars)

The Company has recorded all of the net proceeds raised in its private placement offering of convertible preferred stock and warrants to the par value of the preferred stock and the remainder to additional paid attributable to preferred stock. The Company has determined such accounting allocation of the proceeds based on valuation of the warrants provide by the placement agent. The placement agent used both the Black-Scholes and the Intrinsic valuation model to assign a value to the warrants. Their valuations indicated that the warrants had minimal to zero value. The Company’s stock is currently illiquid and there is little to no volume in the market to support a valuation model.

The Company also did not place any value on the conversion feature of the preferred stock because the market lacked liquidity for any holder of such preferred stock to be able to convert those securities for a risk free profit.

The Series B Preferred have liquidation rights senior to common stock and Series A Preferred. In the event of a liquidation of the Company, holders of Series B Preferred are entitled to receive a distribution equal to $40.50 per share of Series B before holders of common stock and Series A preferred receive any distribution. Currently, neither the Series A nor Series B Convertible Preferred Stock are dividend paying. These stock will participate based on their respective as-if conversion rates if the company declares any dividends. These stock are designed to automatically convert to common stock upon the company’s successful amendment to its articles of incorporation.

The Series E Warrants were issued to Kuhns Brothers as part of their compensation as Placement Agent of the private placement for the Company.

13.	INCOME TAXES

The following table accounts for the differences between the actual tax provision (15%) and the amounts obtained by applying the relevant applicable corporation income tax rate (33%) to income before tax for the nine months ended September 30: -

	2007	2006

Income before tax	$6,782,026	$3,624,052

Tax at the domestic income tax rate	$2,238,068	$1,195,937
Effect of tax exemption granted	(1,213,435)	(652,329)

Current income tax expense	$1,024,633	$543,608

NATIONAL REALTY AND MORTGAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
AND THE YEAR ENDED DECEMBER 31, 2006
(Stated in US Dollars)

14.	STATUTORY RESERVE COMMITMENTS

Certain provisions under existing PRC laws require enterprises operating in China to reserve up to 50% of its capital for future reinvestment and development. The PRC government retains exclusive right to enforce compliance with these provisions, and these provisions may change at any time. Accordingly, with these provisions, the Company has appropriated reserves from capital. In addition, the Company had the following unfunded commitments as at September 30: -

	9/30/2007	12/31/2006
Common Stock Capital of Daqing Sunway Technology Co., Ltd before reverse-merger	$4,223,635	$4,223,635
- 50% ceiling limit	2,111,818	2,111,818
Less: Reserves provided	(1,126,638)	(1,124,073)
Unfunded Commitments	$985,180	$987,745

NATIONAL REALTY AND MORTGAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
AND THE YEAR ENDED DECEMBER 31, 2006
(Stated in US Dollars)

15.	SALES BY PRODUCT TYPE

The Company has contracted with customers usually in two product types: one is workstation type A, and the other one is workstation type B. The two different types of workstations perform the same function but there exterior and their safety features bare minor differences. The Company track sales and cost sales of product type in order to making decisions on investments in raw materials and molding, in addition to determining whether a product has become obsolete.

2007	Workstation	Workstation
	Type A	Type B	Total

Turnover	$3,415,536	$6,309,317	$9,724,853

Cost of sales	977,743	1,800,232	2,777,975

Segment result	$2,437,793	$4,509,085	$6,946,878

2006	Workstation	Workstation
	Type A	Type B	Total

Turnover	$4,246,350	2,130,314	6,376,664

Cost of sales	1,184,776	589,228	1,774,004

Segment result	$3,061,574	1,541,086	4,602,660

The company’s operations are located in the PRC. The majority of sales revenue is derived from customers in the PRC; accordingly, no analysis of the Group's sales and assets by geographical market are presented.

Item 2.   Management’s Discussion and Analysis

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

As a result of the reverse merger, financing and related transactions described in our current report on Form 8-K/A filed with the SEC on June 27, 2007, the Company ceased to be a shell company and became a holding company for entities that, through contractual relationships, control the business of Daqing Sunway Technology Co., Ltd. (“Sunway”), a company organized under the laws of the PRC that designs, manufactures and sells logistic transport systems and medicine dispensing systems and equipment that are principally used by hospitals and other medical facilities in the PRC. Because Sunway’s operations are the only significant operations of the Company and its affiliates, this discussion and analysis focuses on the business results of Sunway, comparing its results in the third quarter of 2007 with the third quarter of 2006, and its results in during nine-month period ended September 30, 2007 to the nine-month period ended September 30, 2006. We expect to sell our new core product—a medicine dispensation and packaging system also designed for use in hospitals and pharmacies—in the fourth quarter.

Results of Operations

Three-month periods ended September 30, 2007 and September 30, 2006
Overview

As the following table shows, Sunway’s results for net sales, gross profit, operating income and net income in the third quarter of 2007 were all significantly higher than in the third quarter of 2006. Higher output caused a slight increase in gross margin, from 70.20% to 73.48%. At the same time, higher Recognized gain on sale of investment caused net profit margin increased from 51.88% to 74.05%.

	Three Months Ended September 30,
	2007	2006	Change	Change rate
Net Sales	$4,065,642	$2,193,432	$1,872,210	85.36%
Cost of sales	$1,078,360	$653,727	$424,633	64.96%
Gross Profit	$2,987,282	$1,539,705	$1,447,577	94.02%
Gross Margin	73.48%	70.20		3.28
Operating Income	$2,212,835	$1,334,825	$878,010	65.78%
Net Income	$3,010,786	$1,137,991	$1,872,795	164.57%
Net profit margin	74.05%	51.88		22.17

Net sales
Net sales in the third quarter of 2007, which resulted entirely from sales of pneumatic material transport system workstations, were $4,065,642, an increase of 85.36% as compared with net sales of $2,193,432 in the third quarter of 2006. In the third quarter of 2007, we sold 882 workstations, an increase of 81.86% as compared with 485 workstations sold in the third quarter of 2006. Management believes that our current efforts to build new sales networks could lead to continued increased sales of workstations.

The following table presents information about our sales for the periods indicated:

	Three Months Ended September 30,
	2007	2006	Change
Net sales	$4,065,642	$2,193,432	85.36%

Gross Profit
Gross profit increased 94.02% to $2,987,282for the third quarter of 2007, as compared to $1,539,705 for the third quarter of 2006. Gross profit margin rise by 3.28%, mainly due to The growth of production volume cause to fixed cost to lower..

The table below presents information about our gross profit for the periods indicated:

	Three Months Ended September 30,
	2007		2006
	US$	Gross profit margin	US$	Gross profit margin
Gross Profit	$2,987,282	$73.48%	$1,539,705	70.20%

Income from Operations
Operating income increased 65.78% to $2,212,835 for the third quarter of 2007, as compared with $1,334,825 for the third quarter of 2006. This increase was due primarily to the increase in net sales described above. As a percentage of net sales, operating income was approximately 54.43% for the third quarter of 2007, representing a 6.43% decrease from 60.86% for the third quarter of 2006. The decrease in this percentage was due to our current efforts to build new sales networks and medicine dispensation and packaging system are testing at three hospitals could lead to operating expenses increases.

Cost of Sales
Cost of sales increased to $1,078,360 for the third quarter of 2007, representing a 64.96% increase as compared with $653,727 for the third quarter of 2006. This increase is due primarily to the sales and average prices increases.

The table below presents information about our cost of sales for the periods indicated:

	Three Months Ended September 30,
	2007	2006	Change
Cost of sales	$1,078,360	$653,727	64.96%

Operating Expenses
Operating expenses were $774,447 for the third quarter of 2007, a increases of 897.50% as compared to $204,880 for the third quarter of 2006. Selling expenses increased $153,688 or 897.50% to $170,812 for the three months ended September 30, 2007 from $17,124 for the same period in 2006. This increase was mainly due to the fact that we paid fees of $153,890 for the exhibition of our products in the third quarter of 2007, compared with exhibition fees of $8,023 for the third quarter of 2006. General and administrative expenses increased $415,879 or 221.50% to $603,635 for the three months ended September 30, 2007 from $187,756 for the same period of 2006. The increase of general and administrative expenses was primarily attributable to increased compensation for managerial personnel and increased traveling and lodging and listing expenses associated with increased field sales efforts. Management therefore believes that operating expenses will not continue to decrease in the near term.

The table below presents information about our operating expenses for the periods indicated:

	Three Months Ended September 30,
	2007	2006	change
Selling expenses	$170,812	$17,124	897.50%
General & Administrative Expenses	$603,635	$187,756	221.50%
Total operating expenses	$774,447	$204,880	278.00%

Net Income
Net income was 3,010,786 for the third quarter of 2007, an increase of 164.57% from $1,137,991 for the third quarter of 2006. This increase is attributable to the increase in sales of our workstation products described above and Recognized gain on sale of investment. Our net profit margin increased from 51.88% as of the third quarter of 2006 to 74.05% for the third quarter 2007, due to the fast growth of workstation sales and Recognized gain on sale of investment.

Plan For the fourthly Quarter
In the fourthly quarter, we intend to keep our focus on producing pneumatic tube material transport systems and in addition improve our marketing and sales efforts using funds we raised in September 2007. Also in the fourthly quarter, we plan to begin commercial sales of our newly developed medicine dispensation and packaging system. We currently have more than 10 orders for the new systems from our existing pneumatic transport system customers.

Nine-month periods ended September 30, 2007 and September 30, 2006

In the nine-month period ended September 30, 2007, company net sales, gross profit, operating income and net income all rose substantially as compared with the same period in the preceding year. These increases are due in large part to increased sales of Sunway’s pneumatic tube transport systems. Cost of sales also increased during these periods, somewhat outpacing the increase in sales. The increase in cost of sales is due largely to increased depreciation expenses related to Sunway’s investment in 2006 in new molds and production lines used in the manufacture of its newly designed medicine packaging and dispensing equipment. The company expects cost of sales to level off or decline once sales of the new equipment begin in the fourthly quarter of 2007.

The following table summarizes the results of our operations during the nine-month periods ended September 30, 2007 and September 30, 2006, and provides information regarding the dollar and percentage increase or (decrease) from the nine-month period ended September 30, 2007 to the nine-month period ended September 30, 2006.

	Nine Months Ended September 30,
	2007	2006	Change		Change rate
Net Sales	$9,724,853	$6,376,663		$3,348,190	52.51%
Cost of sales	$2,777,975	$1,774,004		$1,003,971	56.59%
Gross Profit	$6,946,878	$4,602,659		$2,344,219	50.93%
Gross Margin	$71.43%	$72.18%	$		-0.75
Operating Income	$5,458,624	$3,714,531		$1,744,093	46.95%
Net Income	$5,757,392	$3,080,443		$2,676,949	86.90%
Net profit margin	59.20	48.31%			10.896

Net sales
Net revenue for the nine months ended September 30, 2007, which resulted entirely from sales of pneumatic material transport system workstations, were $9,724,853, an increase of 52.51% as compared with the net sales of $6,376,663 in the same period ended on September 30, 2006. In the same period, we sold 2,118 workstations, an increase of 52.92% as compared with 1,385 workstations sold in the same period ended on September 30, 2006.

The following table presents information about our sales for the periods indicated:

	Nine Months Ended September 30,
	2007	2006	Change
Net sales	$9,724,853	6,376,663	52.51%

Gross Profit
Gross profit increased 50.93% to $6,946,878 for the nine months ended September 30, 2007, as compared to $4,602,659 for the nine months period ended September 30, 2006. Gross profit margin fell slightly by 0.75 percentage point, mainly due to our efforts to develop new molds and new production line, which raised depreciation costs and therefore raised the cost of sales; at the same time, with using some expensive raw materials instead of old raw material in order to increase product quality and perfect workstation surface, raw material cost increased clearly.

The table below presents information about our gross profit for the periods indicated:

Nine Months Ended September 30,
2007		2006
US$	Gross profit margin	US$	Gross profit margin

Gross Profit	$6,946,878	71.43%	$4,602,659	72.18%

Income from Operations
Operating income increased 46.95% to $5,458,624 for the nine months ended September 30, 2007, as compared with $3,714,531 for the nine months period ended September 30,2006. The increase was primarily a result of the higher revenue during the nine months period ended on September 30, 2007 as compared to 2006.

Cost of Sales
Cost of sales increased to $2,777,975 for the nine months ended September 30, 2007, representing 56.59% increase as compared with $1,774,004 for the same period of 2006. This increase is due primarily to on August 2006, we purchased several new molds used in transport system production line, and on November 2006 we also purchased new production line using for dispensation and packaging system, both of which increased the depreciation cost from the time of purchase forward.

The table below presents information about our cost of sales for the periods indicated:

	Nine Months Ended September 30,
	2007	2006	Change
Cost of sales	$2,777,975	$1,774,004	56.59%

Operating Expenses
Operating expenses were $1,488,254 for the nine months ended September 30, 2007, an increase of 67.57% as compared to $888,128 for the same period of 2006. This increase was composed by two reasons: (1) decrease in selling expenses; and (2) increase in general and administration expenses. In the nine months period ended September 30, 2007, we decreased exhibition fees for promoting our products, which totaled $184,815, compared with $206,650 for the same period of 2006. Also, in the nine months period ended September 30, 2007. We increased salary and benefits of management. Reflecting this change, costs related to salary and benefits increased 478% in the nine months period ended September 30, 2007, compared with the same period of 2006, and our inter listing consultant expenses for the reverse merger and private placement were increased from $11,433 as of the nine months period ended September 30, 2006 to $97,758 as of the same period of 2007.

The table below presents information about our operating expenses for the periods indicated:

	Nine Months Ended September 30,
	2007	2006	change
Selling expenses	$219,401	$227,185	$-3.43%
General & Administrative Expenses	$1,268,853	$660,943	$91.98%
Total operating expenses	$1,488,254	$888,128	$67.57%

Net Income
Net income was $5,757,392 for the nine months ended September 30, 2007, an increase of 86.90% from $3,080,443 for the same period of 2006. This increase is attributable to the increase in sales of our workstation products. Our net profit margin rise 10.89 percentage points from 48.31% as of the nine months ended September 30, 2006 to 59.20 as of the same period of 2007, due to the increase of cost of sales and Gain on investments described above.

Cash and Cash Equivalents
Cash and Cash Equivalents increased to $7,148.550 as of September 30, 2007, as compared to $1,749,048 as of December 31, 2006. This increase was mainly due to our reverse merger and private placement on June 6, 2007, which resulted in an increase of $4,476,328 in net cash.

Accounts Receivable
Accounts Receivable increased 67.75% to $2,462,440 as of September 30, 2007, compared with $1,467,963 as of December 31, 2006. This increase in accounts receivable was primarily attributable to a substantial increase in workstation sales in the nine months ended September 30, 2007. We will focus corporate resources on enhancing the cooperation of our marketing and sales department with our financial department in order to reduce the deferral of payments by our customers and reduce our accounts receivable.

Inventory
Inventory consists of raw materials and finished goods as of September 30, 2007, the recorded value of our inventory has increased 57.54% to $593,453 from $376,708 as of December 31, 2006. This increase is mainly due to an increase in finished goods from $200,852 as of December 31, 2006 to $352,219 as of September 30, 2007, an increase of 75.36%. In addition direct raw materials increased from $175,856 as of December 31, 2006 to $241,234 as of September 30, 2007, an increase of 37.18%, which was due to increased sales.

The table below presents information about our inventory for the periods indicated:

Item	September 30, 2007	December 31, 2006	change
Raw material	$241,234	$175,856	37.18%
Finished goods	$352,219	$200,852	75.36%
Total	$593,453	$376,708	57.54%

Accounts payable
Accounts payable amounted to $328,552 as of September 30, 2007, an increase of 473.50% from $57,289 as of December 31, 2006. This increase is mainly due to Volume of production increase cause to purchase of raw materials increase.

Liquidity and Capital Resources

General
financial statements periods presented in this report.

	Nine Months Ended September 30,
	2007	2006	Change
Net cash provided by (used in) operating activities	$1,852,655	$220,431	$1,632,224
Net cash provided by (used in) investing activities	$-1,826,576	$-482,487	$-1,344,089
Net cash provided by (used in) financing activities	$5,176,335	$378,941	$4,797,394
Net cash flow (outflow)	$5,202,415	$116,885	$5,085,530

Operating Activities

Net cash provided by operating activities was $1,852,655 for the nine months ended September 30, 2007, which is an increase of $1,632,224 from $220,431 for the same period of 2006. The increase of the cash provided by operating activities was primarily a result of the increase in accounts and other payables and net income and depreciation in nine months period ended September 30, 2007, as compared to the same period of 2006. In the nine months ended September 30, 2007, the accounts receivable and other receivable increased by 178,346, while the accounts payable and other payables decreased by 1,123,751, while The inventories and advances to suppliers increased by 664,991, which resulted in the decrease of 280,414 of net cash used in operations in nine months period ended September 30, 2007, as compared to the same period of 2006.

Investing Activities

Our main uses of cash for investment activities are payments for the fixed assets and Investor Relation, and Sale or Purchase of investment fund and equipment.Net cash provided by investing activities for the nine months ended September 30, 2007 was $(1,826,576), which is a decrease of $1,344,089 from net cash provided by investing activities of $(482,487) for the same period of 2006. The increase was primarily due to the increase in restricted fixed assets and Investor Relation expenses in 2007, as compared to 2006.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2007 was $5,176,335, which is an increase of $4,797,394 from $378,941 net cash used in financing activities during the same period of 2006. The increase of the cash used in financing activities was primarily a result of the increase of additional paid-in capital, resulting from the private placement.

Obligations under Material Contracts

We do not have any material contractual obligations as of September 30, 2007.

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

(D) Foreign Exchange Risk
While our reporting currency is the U.S. Dollar, all of our consolidated revenues and consolidated costs and expenses are denominated in RMB. All of our assets are denominated in RMB except for cash. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. Dollars and RMB. If the RMB depreciates against the U.S. Dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. Dollar financial statements will decline. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

(E)Intangibles
Intangibles are stated at cost less accumulated amortization is provided over the respective useful lives, using the straight-line method. The most important intangibles of Sunway now is the land using rights, which is amortized in 46 years.

(F) Property, plant and equipment
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

(G) Accounting for Software Systems
Sunway adopts FASB No. 86 for accounting of software systems, in that all expenditures incurred from start-up to completion of feasibility are expensed; development costs, after the feasibility study through system completion, are capitalized, and are depreciated over a useful life of three years. Expenditures incurred after completion are expensed as repairs and maintenance.

(H) Trade receivables
Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred.

(I) Cash and cash equivalents
The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company maintains bank accounts only in the PRC. The Company does not maintain any bank accounts in the United States of America.

(J) Revenue recognition
Revenue represents the invoiced value of goods sold recognized upon the delivery of goods to customers. Revenue is recognized when all of the following criteria are met:
Persuasive evidence of an arrangement exists;
Delivery has occurred or services have been rendered, and;
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

(K) Income taxes
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

Item 3. Controls and Procedures

At the conclusion of the quarter ended September 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our officers concluded that, as of September 30, 2007, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported reliably and within the time periods specified in the applicable rules and forms and that such information is accumulated and communicated to our chief executive officer and chief financial officer in a manner that allows for timely decisions regarding required disclosure.

In the course of our evaluation, we did not discover any change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II
Item 1. Legal Proceedings

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business. The Company is currently not aware of nor has any knowledge of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

Item 2. Unregistered sales of equity securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of matters to a vote of security holders

None.

Item 5. Other Information

On November 6, 2007 David Wang resigned as Chief Financial Officer of the Company.  To fill the vacancy caused by Mr. Wang's resignation, the Board of Directors appointed Bo Liu to the position of Acting Chief Financial Officer.

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

NATIONAL REALTY AND MORTGAGE, INC.

Date: November 19, 2007	By:	/s/ Bo Liu
Bo Liu
Chief Executive Officer and Acting Chief Financial Officer