Form 10KSB
period 2007-12-31
Sunway Global Inc.
filed 2008-04-14
CIK 1096840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Fiscal Year Ended December 31, 2007*

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number: 000-27159

SUNWAY GLOBAL INC.
(Exact name of registrant as specified in its charter)

Nevada	65-0439467
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Daqing Hi-Tech Industry Development Zone
Daqing, Heilongjiang, Post Code 163316
People’s Republic of China

(Address of principal executive offices)

86-459-604-6043
(Registrant's telephone number, including area code)

National Realty and Mortgage, Inc.
*Former Fiscal Year End: September 30, 2006
(Former name, former address and former fiscal year, if changed since last report)

Copies to:
Marc Ross, Esq.
Sichenzia Ross Friedman Ference LLP
61 Broadway
New York, New York 10006
Phone: (212) 930-9700
Fax: (212) 930-9725

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.0000001

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State Registrant's revenues for fiscal year ended December 31, 2007: $11,865,138

State the aggregate market value of the common stock held by non-affiliates of the Registrant: $4,805,289 as of March 6, 2008 based on the average bid and asked price of $3.75 per share as of March 6, 2008.

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 13,935,489 shares issued and outstanding as of March 6, 2008.

*As of June 6, 2007, Sunway Global Inc. changed its fiscal year end from September 30 to December 31. The new fiscal period was first reflected in the Company’s Form 10-QSB for the quarter ending September 30, 2007.

FORWARD LOOKING STATEMENTS

In this annual report, references to “Sunway Global,” “Sunway,” “SUWG,” “the Company,” “we,” “us,” and “our” refer to Sunway Global Inc.

This Annual Report on Form 10-KSB (including the section regarding Management's Discussion and Analysis or Plan of Operation) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-KSB. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Annual Report on Form 10-KSB reflect the good faith judgment of our Management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading "Risks Related to Our Business" below, as well as those discussed elsewhere in this Annual Report on Form 10-KSB. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-KSB. We file reports with the Securities and Exchange Commission ("SEC"). We make available on our website under "Investor Relations/SEC Filings," free of charge, our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. Our website address is www.sunwaytech.com.cn/. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-KSB, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

PART I

ITEM 1. - BUSINESS

Our Business

As a result of the consummation of a reverse merger, discussed below, we are engaged in the business of designing, manufacturing and selling logistic transport systems and medicine dispensing systems and equipment. Our principal product is a pneumatic tube logistic transport system used in hospitals and other medical facilities. We recently developed an automatic medicine dispensing and packing system, which we introduced to the market in the first quarter of 2008 for use in hospitals and medical facilities.

Our customers are primarily hospitals and medical appliance companies in the People’s Republic of China (the “PRC”). As the market for pneumatic transport systems is still an emerging market, official data about the industry in general and competition in particular have not been readily available. Based on information we have collected from bids, the internet and other market intelligence, it is our estimate that among the hospitals that have adopted pneumatic transport systems in China, we were the supplier to the largest number of hospitals in 2005, 2006 and 2007. In 2005, we sold 1,105 units to 43 hospitals and medical facilities and recognized revenue of $5,047,365. In 2006, we sold 1,930 units to 65 hospitals and medical facilities and recognized revenue of $8,914,139. In 2007, we sold 2,575 units to 87 hospitals and medical facilities and recognized revenue of $11,865,138. We sell our products both directly, through our sales employees, direct sales office and indirectly, through thirteen independent sales agents and four direct sales office. Our sales network covers Beijing, Shanghai, Guangzhou Chengdu, Xian and 13 other provinces in the PRC.

We generate our revenues from sales in two product types: Type A workstations and Type B workstations, which have the same function and price but with different product designs. Having two types of workstations enables us to provide more options and flexibility to our customers to accommodate their aesthetic taste, space restrictions and other requirements.

About Us

      We are a Nevada corporation which was formed on October 18, 1971. Prior to June 6, 2007, we were a shell company. On June 6, 2007, we consummated (i) a reverse merger transaction, in which we acquired control over an operating company in the PRC and (ii) a private sale of our restricted stock, in which we received an aggregate of $6.7 million of financing. Through these transactions, we ceased to be a shell company and, through our subsidiaries, entered into the business of manufacturing and selling logistic transport systems and medicine dispensing and system in the PRC.

On June 6, 2007, the Company acquired World Through Limited, a British Virgin Islands Corporation (“WTL”) through a share exchange transaction with WTL and Rise Elite International Limited (“Rise Elite”), a company incorporated under the laws of the British Virgin Islands and the owner of 100% of the outstanding voting stock of WTL (such shares, the “WTL Shares”; such transaction, the “Share Exchange”). In the Share Exchange, we received the WTL Shares from Rise Elite, and in exchange we issued and delivered to Rise Elite 210,886 shares of our newly-designated Series A convertible preferred stock. Each share of Series A convertible preferred stock is automatically convertible into 60 shares of our common stock upon the consummation of the reverse stock split described below. The Share Exchange was effected pursuant to the terms of a Share Exchange Agreement among us, WTL and Rise Elite. As a result of the consummation of the Share Exchange Agreement, we are no longer a shell company as that term is defined in Rule 12b-2 under the Securities Exchange Act, as amended.

WTL owns all of the stock of Sunway World Through Technology (Daqing) Co., Ltd. (“SWT”), a wholly foreign-owned enterprise (“WFOE”) organized under the laws of the PRC. SWT has a series of contracts with the Company’s operating company, Daqing Sunway Technology Co., Ltd. (“Daqing Sunway”), a company organized under the laws of the PRC, which gives it control over Daqing Sunway’s business, personnel and finances as if it were a wholly owned subsidiary of SWT. The transaction was structured in this way because PRC regulations require that Daqing Sunway be acquired for cash and the natural person in control of WTL was unable to raise sufficient funds to pay the full value for Daqing Sunway’s shares of assets in cash prior to the acquisition.

On June 6, 2007, concurrent with the reverse merger of WTL into the Company, the Company adopted the fiscal year end of Daqing Sunway, thereby changing its fiscal year end from September 30 to December 31. The new fiscal period was first reflected in the Company’s next Form 10-QSB for the quarter ending September 30, 2007.

As contemplated by the reverse merger and approved by a majority of shareholders on June 28, 2007, the Company effected a 86.3035-for-one reverse split that took effect on February 7, 2008.

Description of Our Products and Services

Medical Transport Systems

The Company’s principal product has been the SUNTRANS-160 pneumatic tube transport system (“PTS”) used in hospitals and medical facilities. Pneumatic tube material transport systems are used in over 140 countries throughout the world with many of the systems used in hospitals and medical facilities. Our annual PTS sales in 2004, 2005, 2006 and 2007 were 785, 1,105, 1,930 and 2,575 units (each unit consists of one workstation in a PTS), respectively. The average price of our PTS is approximately $138,235 (consisting of 30 workstations on average).

Our PTS transports small materials weighing up to five kilograms in capsules at high-speed through a network of tubing and transfer units that connect hundreds of working departments of a hospital, including nurse stations, operation departments, medicine dispensing centers, testing centers and disinfection stations, each designated as a user workstation. The high speed transmission of the materials in the tubing network is through pneumatic air flow powered by air compressors and the path of a capsule can be switched and redirected through transfer units. Typical applications for our PTS are the transport of items from a user workstation to another user workstation at a users’ request.

Our PTS provides two-way carrier travel between send/receive user workstations through a single interconnecting tube. It can deliver anything that fits in a capsule to a remote location - even on different floors or in other buildings - in a few seconds at speeds up to 8 meters per second on a stream of compressed air in the transmission tubes. Capsules can be transmitted up to 1,800 meters horizontally and 120 meters vertically. Each pneumatic tube transport system can have up to eight sub-systems with up to 64 send/receive workstations under control by each sub-system.

The control units for user workstations and transfer units contain self-diagnostic and troubleshooting software. When an operating error occurs, the applicable control unit will send error message to each user workstation and the system control center. When a receiving user workstation malfunctions, the system will automatically return the transmission carrier to its originating user workstation.

A PTS primarily consists of send/receive user workstations, transfer units, tubing network, capsules, air compressors, system blower and system control centers.

User Workstations

User Workstations are combined sending and receiving units that send and receive capsules carrying the items transported. Each workstation has an easy-to-use control panel equipped with a 5-inch LCD screen. It displays the real-time operating status of all workstations, capsules, transfer units and air compressors throughout a PTS and also monitors capsules in transit, indicates the sequence of transport requests and displays destinations of a transport. It has a heightened security system that can discern and prevent the entry of any foreign items that are not requested to be transported by the system. Each workstation has a voice function that announces the arrival of a capsule as well as its originating workstation. When error occurs in one user workstation, such user workstation can automatically shut down without interfering with the operation of other user workstations.

Transfer Units

Transfer units are switching devices used at branching points in a tubing system to direct and redirect the path of a capsule from one route into another route until it gets to its final destination.

Tubing network

The tubing and bends in a PTS are made from strong, lightweight, non-corroding, dent-resistant U-PVC that can withstand adverse exterior weather conditions as well as a numerous harsh conditions between buildings, through existing utilities and underground. Generally, the diameter of a straight tube is 160mm and the radius of a bend is 850 mm and the tube wall is 3.2mm thick.

System Control Centers

A system control center consists of one computer that controls the control units of all other components of the PTS connected through communication cables, and it configures the sub-systems, monitors system operations and troubleshoots system errors. It has a graphical user interface, dynamic system monitoring and administration, real-time tracking of capsules, event reporting and self-diagnostic systems and a security system to prevent unauthorized use. The system control centers can also store current and historical transport data and instructions entered into the system, which can be retrieved for research and other purposes. In the event of a system shut-down due to a blackout, the system can resume operation without loosing any data or instructions and complete transport requests given prior to the shut-down when the power supply resumes.

Capsules

Capsules are the transporting “vehicle” for medical items within the hospital. A capsule is a tube-like bottle made from transparent Plexiglas with leak-resistant caps at both ends. Each capsule can carry a load weigh up to five kilograms.

Air Compressors and System Blower

Air compressors and the system blower compress and pressurize air which creates pneumatic force that moves capsules through the tubing system.

Execution and Transmission Flow of a Transport Request

A transport request is typically executed as follows: At an originating user workstation, a user places the item to be transmitted in a capsule and puts the capsule in the input basket of the originating user workstation. The user then enters a transmission request on the control panel of the workstation for the capsule to be delivered to another designated user workstation. The request will then be transmitted to the system control center. Upon receipt of the transmission request, the system control center will check whether there is any item currently in transit in the applicable route. If not, the system control center will instruct the originating user workstation to allow the capsule to enter the tube. Upon the capsule’s entry into the tube, the air compressor and system blower will be turned on. The system blower will provide vacuum to suck the capsule into the transfer unit and the transfer unit will then switch to the path leading to the destination workstation. The system blower will then provide positive pressure in the tube that will carry the capsule to its destination. Upon arrival of the capsule at the destination workstation, the destination workstation will automatically release the capsule into its output basket. At the same time, the destination workstation will make a voice announcement to alert the arrival of the capsule and the system control center records and stores all the information regarding the transport operation.

Installation

Send/receive workstations with built-in air compressors can sit on desks or tables, or mount easily in a minimum of space on walls, building columns, or any convenient flat surface, without using prime locations. Tubing may be installed indoors or outdoors and fire prevention measures can be added. Our outdoor installation utilizes antifreeze and is waterproof. Tubes can be installed through floors and walls with fireproof insulation casing.

Our PTS has two types: Type A Workstations and Type B Workstations. The two types of workstations are priced the same with similar functions. The differences between the two types lie in the mechanism of sending and receiving items as well as size and method of installation. Having two types of workstations enables us to provide more options and flexibility to our customers to accommodate their aesthetic taste, space restrictions and other requirements.

Medicine Dispensing Systems

We have developed a new medicine dispensing system (“SADP”) primarily for hospital use, which we launched commercially in the first quarter of 2008. Our SAPD is a computerized system that can automatically fill medical prescriptions for oral medications in single or multiple dosages with high efficiency. Based on the prescriptions entered into the system by pharmacists, the system automatically dispenses and packages the prescribed amount of medication with printed labels that provides a patient’s name, location in the hospital, hospital bed identification, name of medication, quantity of medication and instructions for taking the medication. The prescription information can be stored in medicine dispensing system for up to one year for future reference. Each medicine dispensing system is connected with hospital computer network and can retrieve information from the network when necessary. Our SADP is capable of dispensing and packaging up to 60 prescriptions in one minute and can fill the prescriptions and package medication for 500 patients based on three doses per day in approximately 30 minutes.

Each of our SADPs has the capacity to house between 240 to 500 medicine storage bins, which allows for the dispensing and packaging of between 240 and 500 different types of medication at any given time. Each medicine storage bin has a CPU which controls the precise dosage dispensed in accordance with the prescription. The interior of the medicine storage bins are specifically designed to hold different types of medications based on the specifications provided by hospitals. Our SADP also comes with a back-up medicine bin which can house up to 40 different types of medications. When a medication that is not stored in any of the storage bins is prescribed or if a non-standard dosage of a medication is prescribed (for example, one-half of a tablet may be prescribed), a pharmacist can mix and prepare the medication and place it in the back-up medicine bin for dispensing by our SADP system together with the rest of the prescribed medication.

The central control system controls of an SADP monitors the operating status of each storage bin. It also automatically recognizes and tracks the locations to which each medication was transmitted and the quantities of medication in each bin. Pharmacists can give operate the SADP with its touch screen.

Medical treatment mistakes are often caused by human errors made by medical professionals in prescribing and dispensing medicine because of lack of historical information on patients and the medication that the patients have been taking. We believe that the SAPD, which retains information about patients medications can help reduce the number of such errors. In Europe and the United States, approximately 80% of hospitals already use some form of automatic drug dispensation system. However, the use of such systems has just started in the PRC.

Manufacture and Quality Control

We manufacture the main components of our products, such as tube diverters and pneumatic direction diverters, in our own facility. We outsource the manufacturing of certain other parts such as workstations. We assemble all the components and parts into finished products. In choosing our suppliers, we focus on the quality of raw material supplied. We conduct our manufacturing procedures and quality testing based on ISO 9000 Quality Standard and ISO Environmental Standards. In August 2004 we received ISO 9000 certification.

We provide a standard 12-month product warranty to our customers. During the warranty period, we replace defective products for our customers without charge.

Our Product/Marketing Strategy

Our product/marketing strategy focuses on using our human resources and intellectual capital to design new and better hardware and software products with a variety of applications for many markets. Currently, we are focused on logistics products for the hospital and medical markets, but believe that we can expand into other markets.

Implementing our product/marketing strategy involves the following:

Expand and Strengthen Our Product Lines. Currently, we offer two main products: medical transport systems and medicine dispensing systems. We hope to leverage the existing technologies that we own and our technical expertise to expand our product offerings in developing new logistics products and new medical and hospital products.

Expand and Strengthen Our Markets for our Current Product Lines in the PRC and then outside of the PRC. Our medical transport systems and medicine dispensing systems are designed principally for hospital use. Currently, we are conducting research and development to expand the use of our products in banks, industrial companies and office buildings. We believe that our low cost structure that comes with operating in the PRC can allow us to expand into other countries and successfully compete based on our cost and price advantages.

Expand and Strengthen Our Distribution Network in the PRC and then outside of the PRC. We own the technologies used in our existing products, and therefore, our cost of sales and the prices for our products are lower than those of other companies which must pay licensing fees and royalties. As result, we have been able to capture significant market share in the PRC (approximately 50% of hospitals and medical facilities that use pneumatic tube systems). In order to leverage this strength, we will seek to build our own distribution service centers in strategic locations in the PRC.

Sales and Marketing

We sell our products directly through our sales employees, direct sales office and indirectly through independent sales agents. As of the date of this report, we have thirteen independent sales agents and four direct sales office covering Beijing, Shanghai, Guangzhou, Chengdu, Xi’an and 13 other provinces, and fourteen sales employees. Our sales agents purchase products from us and resell them at higher prices.

Materials and Suppliers

The principal supplies purchased for our business are composite panels, aluminum frames, micro processors and other IC chips, power supplies, LCD panels, fans, U-PVC tubes and equipment chassis. Except for LCD panels, which we purchase from Truly Semiconductors Limited, a Japanese manufacturer, we have at least two suppliers for each of the supplies we purchase for our business. We generally have long-term relationships with our suppliers but no written contracts with them as the materials we need are generally available in the market.

Customers

Our customers are primarily hospitals and medical appliance companies. The following table presents, for the periods indicated, our largest customers by revenue:

	Percentage of Sales
	Fiscal year ended December 31,
Customers	2007	2006

Jian Su Yong Shen Medical Purge Project Co.,Ltd	11.13%	-
Kun Min Wei Shi Science and Technology Development Co., Ltd.	10.89%	13.90%
Beijing Equipment Setting Project No. 4 Company	9.74%	-
Tai Yuan Yi Jia Medical Equipment Co.,Ltd.	9.23%	-
Ji Nan Feng Ru Yang Guang Technology Development Co.,Ltd	8.96%	-
Beijing He Sheng Science and Technology Development Co., Ltd.	7.99%	-
Total	57.94%	13.90%

The payment terms of our standard sales agreement generally require a cash payment of 30% of the total purchase price within 5 days of the signing of the agreement, a cash payment of 30% of the total purchase price upon receipt of the products if there is no exterior damage to the products, and a cash payment of 40% of the total purchase price upon installation, completion of testing, and acceptance of the products. The purchase price generally includes shipping expenses. If a shipment is delayed in breach of a sales agreement, we are required to pay 1.0% of the total purchase price for each day delayed up to 10% of the total purchase price.

Technology and Research and Development

We have developed and own the intellectual property used in our products. Currently we hold thirteen PRC patents for our medical transport systems. In September 1999, Daqing Sunway was designated as a New-and-High-Technology Enterprise in Heilongjiang Province by the Science and Technology Commission of Heilongjiang Province.

We have 25 full-time employees engaged in research and development (“R&D”) efforts. Our R&D personnel specialize in the fields of software development, electronic engineering, machinery design and manufacture, electronic information technology, communication technology and application, automatic control technology and optoelectronic technology. Most of our R&D personnel have more than 5 years experience in their fields of specialty. We also outsource certain software development projects to third party software developers.

Currently, we are conducting R&D on products for use in banks, industrial companies and commercial use office buildings.

For the fiscal years ended December 31, 2007 and 2006, respectively, we expended approximately $175,567 and $289,838 on R&D activities.

Competition and Competitive Advantages

Pneumatic Transport System

Our main competitors in the supply of PTS are Beijing Chuansheng Weiye Science Trade Co., Ltd., Hainan Lingjing Medical Purification Project Co., Ltd., and Beijing Ruize Network Co., Ltd. While we are both a manufacturer and distributor of our medical transport systems, our competitors are distributors of imported pneumatic transport systems. Among these companies, Hainan Lingjing Medical Purification Project Co., Ltd. is a distributor of Swisslog’s pneumatic force transportation products, and Beijing Ruize Network Co., Ltd. is a distributor for Sumetzberger GMBH, an Austrian company.

As the market for pneumatic transport systems is still an emerging market in the PRC, official data about the industry in general, and competition in particular, have not been readily available. Based on the information we collected from competitive bids, the internet and other market intelligence, it is our estimate that among suppliers of pneumatic transport systems in the PRC, we were the supplier to the largest number of hospitals in the fiscal years ended December 31, 2006 and 2007.

The following table sets forth our estimates, based on information we have collected from bids, the internet and other market intelligence, of the relative number of hospitals and medical facilities in the PRC supplied with pneumatic transport systems by us and our major competitors in 2006 and 2007:

		Time of PRC	Percentage of PRC Hospitals Adopting PTS
Name	Brand	Market Entry	2007	2006
Daqing Sunway Technology Co. Ltd.	Suntrans	2002	48.5%	46%
Beijing Chuansheng Weiye Science Trade Co., Ltd.	Telecom	1999	3.5%	3.5%
Hainan Lingjing Medical Purification Project Co., Ltd. Jiangsu Jiuxin Purification Project Co., Ltd.	Swisslog Swisslog	1998 1998	20%	21.8%
Beijing Ruize Network Co., Ltd.	Sumetzberger	1996	15%	16.1%
Beijing Keliping Medical Equipment Co., Ltd Shanghai Yili Co., Ltd.	Hortig Hortig	2006 2001	7.3%	7.3%

Medicine Dispensing Systems

We introduced our medicine dispensing systems to the market in May 2007. Currently, we face competition from Japanese manufacturers, Yuyama Manufacturing Co., Tosho Co., Inc. and Sany Co., Ltd., and a South Korean company, JV Medi Co., Ltd., whose products are imported into the PRC and sold through distributors.   Since the introduction of our medical dispensing system to the market in January 2008, we have received orders to purchase eight of our systems. We already have two units delivered as of March 2008.
 .
Competitive Advantages

We believe that we have the following competitive advantages over our competitors:

Cost : We have cost advantages because we source our supplies domestically and our products are manufactured domestically using technologies developed by us. Our major competitors are domestic distributors of imported products that cost more in both materials and labor and, additionally, are subject to customs duties. As a result, our PTS is generally priced lower than our competitors’ products - our PTS is priced at approximately $138,235 per unit while our cost of sales is approximately $40,467 per unit, representing a gross margin of approximately 70.72%. We estimate that similar products of our competitors are priced at approximately $210,000 per unit. Our medicine dispensing system, which we launched in the first quarter of 2008, is priced at $225,000 per unit while our cost of sales is approximately $73,000, representing a gross margin of approximately 68%. We estimate that our competitors’ prices range from $220,000 to $280,000.

Large Existing Customer Base and Customer Loyalty: As of the end of 2007, we estimate, based on information we have collected through competitive bids, internet research and other market sources, that we had an approximate 50% share in hospitals and medical facilities using pneumatic tube systems in the PRC market based on the number of hospitals and medical facilities that have adopted pneumatic tube transport systems in China , as compared to an approximate 20% for our largest competitor, Swisslog. Our large existing customer base, which includes approximately 183 hospitals as our end users, provides us an advantage in the marketing and sales of additional products and services, both because existing customers are an important source of new orders, and because we are frequently referred to new customers by our existing customers due to our cost advantage, localized technology and excellent service.

Localized and Customized Technology: We are the only provider of PTS with localized interfaces in Chinese language specifically designed based on the needs of PRC customers. Daqing Sunway’s PTS is therefore more user friendly for Chinese speaking customers. Our competitors’ products are based on English language interfaces. As the general population in the PRC is not proficient in English, purchasers of our competitors’ products are required to employ highly educated and specially trained English speaking personnel to operate their systems, which represents an additional expense adding to their already higher prices. In addition, as the technologies used in our systems are developed by us, we have the capacity and flexibility to easily and quickly adapt our products to specific customer requirements and changing market trends.

Extensive After-Sales Service Coverage: We believe that we are more accessible to our customers than our competitors because we are the only manufacturer in the PRC, as opposed to distributor, of pneumatic tube systems. As a manufacturer, we believe we are in a better position to provide pre-sale consultation and post-sale services than our competitors, all of which are distributors of imported systems. We are available to provide pre-sale consultation to help potential customers determine their specific needs and design their transportation networks using PTS, and post-sale services such as on-site diagnostic tests to identify and prevent any potential problems, and maintenance and repair services. Our competitors’ customers do not have such easy access to the manufacturers because they must rely on the distributors to provide that access indirectly. Often, parts needed for maintenance are not available in the PRC and must be ordered from overseas for replacement, with a lag time for delivery.

Intellectual Property

Patents

Our products use patented technologies developed by us. Currently, we hold thirteen PRC patents used in our products. The following is a list of the patents we hold:

No.	Certificate No.	Issuer	Name of the Patent	Registered No.	Application Date	Valid Term
1	523933	State Intellectual Property Office (SIPO)	Pneumatic tube material transport facility	ZL 01 2 71975 7	12/02/2001	10

2	532336	SIPO	Tube air flow direction converter	ZL 02 2 09902 6	1/22/2002	10

3	534389	SIPO	One type of tube direction converter	ZL 02 2 09901 8	1/22/2002	10

4	556112	SIPO	Pneumatic tube material transport sending and receiving box	ZL 02 2 73509 7	5/23/2002	10

5	275295	SIPO	Pneumatic tube material transport sending and receiving box (exterior design)	ZL 02 3 52960 1	5/23/2002	10

6	567890	SIPO	Pneumatic tube material transport air sender	ZL 02 2 73510 0	20020523	10

7	655292	SIPO	Pneumatic tube material transport sending and receiving box of parallel changing mode	ZL 03 2 60602 8	9/24/2003	10

8	719650	SIPO	Self motivating rail car for material transport system	ZL 2004 2 0070058 5	7/28/2004	10

9	719482	SIPO	Car rail of material transport system	ZL 2004 2 0070057 0	7/08/2004	10

10	732675	SIPO	Pneumatic tube material transport sending and receiving box of parallel changing mode	ZL 2004 2 0063538 9	10/11/2004	10

11	743362	SIPO	Material flow tube router	ZL 2004 2 0063537 4	10/11/2004	10

12	738892	SIPO	One type of tube air flow direction converter	ZL 2004 2 0063535 5	10/11/2004	10

13	739042	SIPO	One type of tube direction converter	ZL 2004 2 0063536 X	10/11/2004	10

The PRC Patent Law was adopted by the National People's Congress, the parliament in the PRC, in 1984 and was subsequently amended in 1992 and 2000. The Patent Law aims to protect and encourage invention, foster application of inventions and promote the development of science and technology. To be patentable, an invention must meet three conditions: novelty, inventiveness and practical applicability. Certain items are not patentable under the Patent Law, which include scientific discoveries, rules and methods for intellectual activities; methods used to diagnose or treat diseases, animal and plant breeds or substances obtained by means of nuclear transformation. The Patent Office under the State Council is responsible for receiving, examining and approving patent applications. A patent is valid for a term of twenty years in the case of an invention and a term of ten years in the case of utility models and designs. Our patents are all utility models and subject to the ten years' protection. Any use of patent without consent or a proper license from the patent owner constitutes an infringement of patent rights which is actionable in court in the PRC.

Registered software:

We own the following software used in our products:

No.	Certificate No	Software	Issued by	Issuance date	Term (year)
1	HEI DGY-2003 0005	Daqing Sunway material transport control software V 1.0 (Daqing Sunway material transport imbedded software)	Heilongjiang Software Industry Association	20030310	5

Trademarks

We have two trademarks registered with the Trademark Office of the State Administration for Industry and Commerce in PRC as follows:

No.	Trademark number	Issuer	Classification	Term
1	1102674	State Trademark Bureau	10	Sep.14,2007 — Sep.13, 2017
2	3205734	State Trademark Bureau	10	Dec.14 , 2003 — Dec.13, 2013

Under the PRC Trademark Law, which was adopted in 1982, and revised in 2001, registered trademarks are granted a term of ten years protection, renewable for further terms. Each renewal is limited to ten years term and the registrant must continue to use the trademark and apply for a renewal within six months prior to the expiration of the current term.

 Other Intellectual Property Rights Protections in the PRC.

In addition to patent, trademark and trade secret protection law in the PRC, we also rely on contractual confidentiality provisions to protect our intellectual property rights and our brand. Our R&D personnel and executive officers are subject to confidentiality agreements to keep our proprietary information confidential. In addition, they are subject to a one-year covenant not to compete following the termination of employment with our company. Further, they agree that any work product belongs to our company.

Insurance

We currently do not carry any product liability or other similar insurance, nor do we have property insurance covering our plant, manufacturing equipment and office building. While product liability lawsuits in the PRC are rare and Daqing Sunway has never experienced significant failures or accidents, there can be no assurance that Daqing Sunway would not face liability in the event of any failure or accident.

Daqing Sunway maintains social insurance for their staff and employees in accordance with relevant compulsory requirements under the PRC laws and have compulsory insurance and fixed-sum insurance for cars and other vehicles.

Employees

Presently we have 226 full-time employees and contractors, out of which 35 are management and accounting personnel, 25 are R&D personnel, six are marketing and sales personnel and 166 manufacturing personnel.

 Government Regulation

Under certain regulations in the form of public notices issued by the PRC State Administration of Foreign Exchange, or SAFE, our shareholders who are PRC resident entities or individuals are subject to certain registration requirements due to the status of WTL as “SPC”s (as defined under the public notice issued by SAFE on October 21, 2005). These regulations would prohibit SWT distributing dividends or profits to WTL and/or SWT as “SPC”s unless the registration requirements are complied with. The registration procedures were completed and SWT obtained a SAFE certificate from SAFE’s Heilongjiang office on March 30, 2007. Our PRC counsel advised us that the SAFE certificate will allow SWT to distribute dividends and profits out of the PRC.

Medical Appliance manufacturing companies in the PRC are required to obtain Medical Appliance Manufacturing permits. Daqing Sunway holds a Medical Appliance registration certificate and Medical Appliance Manufacturing Permit issued by Heilongjiang Province Food and Drug Supervision Administration Bureau.

Pursuant to the tax laws of PRC, general enterprises are subject to income tax at an effective rate of 33%. Companies qualified as hi-technology companies are subject to certain preferential tax treatment. Daqing Sunway was approved as a domestic hi-technology company and enjoys a 15% corporate income tax rate according to National New and High Tech Develop Zone Taxes Policy.

Other than the foregoing, Daqing Sunway is not subject to any other significant government regulation of its business or production, or any other government permits or approval requirements, except for the laws and regulations of general applicability for corporations formed under the laws of the PRC.

RISK FACTORS

  An investment in our securities involves a high degree of risk. In determining whether to purchase our securities, you should carefully consider all of the material risks described below, together with the other information contained in this prospectus before making a decision to purchase our securities. You should only purchase our securities if you can afford to suffer the loss of your entire investment.

Risks Related to Our Business

We operate in an emerging industry and an unsettled market.

The automated material transport system and medication distribution industries in which we operate in the PRC are in an early stage of development. While we believe that the potential advantages of this situation, including a strong potential for growth, are significant, there are also related risks. In a rapidly-growing market, our competitors could develop new technologies or new variations of existing technologies that could gain popularity quickly. While we believe that we understand the needs and preferences of our potential customers, especially hospitals, for the kinds of systems we produce, these needs and preferences could change in ways that our competitors anticipate or adapt to more rapidly than we do. While we believe that our relatively large customer base is one of our strengths, in a rapidly growing market, our industry could gain so many new customers that the number of our existing customers could become insignificant. If any of these risks materialize, our competitive position, results of operations and financial condition could be significantly impaired.

Our limited operating history may not serve as an adequate basis to judge our future prospects and results of operations.

We commenced our current line of business operations in recent years. Our limited operating history may not provide a meaningful basis on which to evaluate our business. Although our revenues have grown rapidly since inception, we cannot assure you that we will maintain our profitability or that we will not incur net losses in the future. We expect that our operating expenses will increase as we expand. Any significant failure to realize anticipated revenue growth could result in significant operating losses. We will continue to encounter risks and difficulties frequently experienced by companies at a similar stage of development, including our potential failure to:

•	raise adequate capital for expansion and operations;

•	implement our business model and strategy and adapt and modify them as needed;

•	increase awareness of our brands, protect our reputation and develop customer loyalty;

•	manage our expanding operations and service offerings, including the integration of any future acquisitions;

•	maintain adequate control of our expenses;

•
anticipate and adapt to changing conditions in the transport and distribution systems markets in which we operate as well as the impact of any changes in government regulations, mergers and acquisitions involving our competitors, technological developments and other significant competitive and market dynamics.

If we are not successful in addressing any or all of these risks, our business may be materially and adversely affected.

Our failure to compete effectively may adversely affect our ability to generate revenue.

We compete primarily on the basis of our price advantage, cost advantage, our technology and product features that are specifically designed for the PRC market, our extensive after-sales service coverage and such after-sales services being easily accessible to our clients. These competitive advantages are in part based on our being a local manufacturer while our competitors are generally distributors of foreign products with much higher costs and less accessible after-sales services. There can be no assurance that we will maintain these advantages in the future. Our foreign competitors may establish manufacturing capabilities in the PRC to lower their costs and improve accessibility of after-sales services. Our local competitors may gain larger market share and reduce their costs by taking advantage of economies of scale. Developments of this kind could have a material adverse effect on our business, results of operations and financial condition. Further, our business requires large amounts of working capital to fund our operations. Our competitors may have better resources and better strategies to raise capital which could also have a material adverse effect on our business, results of operations or financial condition.

We rely on sales to a single kind of customer in a single industry. Our long-term growth may be impaired if we are unable to expand our customer base beyond the hospital industry.

Nearly all of our sales are made to hospitals and medical facilities in the PRC. If the medical industry in the PRC shrinks or loses steam, our customer base and potential customers will have fewer resources for the purchase of our products, and our business, results of operations and financial condition could be adversely affected.

Although we intend to expand our business to make products that will be used by customers in other industries, there is no guarantee that we will succeed. If we are unable to expand beyond the hospital industry, our long-term growth could fall short of expectations.

If we are unable to fund our capital requirements for research and development, our growth and profitability may be adversely affected.

Pneumatic tube transport systems and medicine dispensing systems are the only two products from which we generate or expect to generate substantial revenues. Both of our product lines are designed for use in hospitals and medical facilities. Our long-term growth and profitability could depend on our ability to expand beyond the medical industry. This expansion may require us to make substantial and long-term investments in research and development to develop new products or new features for our existing products. If we are unable to fund such research and development efforts, our long-term market potential, income and financial condition could be impaired.

We do not have written contracts with our suppliers and could be hurt by a change in the market for our supplies.

We have at least two suppliers for most of the principal supplies used in the manufacture of our products, including composite panels, aluminum frames, micro processors and other IC chips, power supplies, fans, U-PVC tubes and equipment chassis. The suppliers of these supplies are PRC companies. We purchase LCD panels from one supplier only, Truly Semiconductors Limited, a Japanese manufacturer. Although we believe that our supplies are generally available in the market and that we are not at great risk of disruption to these supply chains, there can be no guarantee that the markets for these supplies will not be disrupted, for business or economic reasons relating to a particular manufacturing sector, or for economic or political reasons affecting the PRC more generally.

We are responsible for the indemnification of our officers and directors.

Our bylaws provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against costs and expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of us. This indemnification policy could result in substantial expenditures, which we may be unable to recoup.

We may not be able to effectively protect our proprietary technology and other intellectual property, which could harm our business and competitive position.

We have 13 PRC patents on proprietary technology used in the manufacture of our products. We also have a registered software program and two registered trademarks. Our success depends in part on our ability to protect our proprietary technologies. Although we believe we are protected from intellectual property infringement both by our patents and by the complexity of our designs, which we believe makes them difficult to copy, we cannot assure you that we will be able to effectively protect our technology, or that our current or potential competitors do not have, or will not obtain or develop, similar technology.

We also rely on trade secrets, non-patented proprietary expertise and continuing technological innovation that we seek to protect, in part, by entering into confidentiality agreements with licensees, suppliers, employees and consultants. These agreements may be breached and there may not be adequate remedies in the event of a breach. Disputes may arise concerning the ownership of intellectual property or the applicability of confidentiality agreements. Moreover, our trade secrets and proprietary technology may otherwise become known or be independently developed by our competitors. If patents are not issued with respect to products arising from research, we may not be able to maintain the confidentiality of information relating to these products.

Implementation of PRC intellectual property-related laws has historically been problematic, primarily because of ambiguities in the PRC laws and difficulties in enforcement. Accordingly, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other countries. Policing unauthorized use of proprietary technology is difficult and expensive, and we might need to resort to litigation to enforce or defend patents issued to us or to determine the enforceability, scope and validity of our proprietary rights or those of others. Such litigation may require significant expenditure of cash and management efforts and could harm our business, financial condition and results of operations. An adverse determination in any such litigation will impair our intellectual property rights and may harm our business, competitive position, business prospects and reputation.

We may be exposed to intellectual property infringement and other claims by third parties, which, if successful, could cause us to pay significant damage awards and incur other costs.

We use our own patented proprietary technology in manufacturing our products. However, as litigation becomes more common in China in resolving commercial disputes, we face a higher risk of being the subject of intellectual property infringement claims brought by others. The outcome of claims relating to our logistic transport systems could involve complex technical, legal and factual questions and analysis and, therefore, may be highly uncertain. The defense and prosecution of intellectual property suits, patent opposition proceedings and related legal and administrative proceedings can be both costly and time consuming and may significantly divert the efforts and resources of our technical and management personnel. An adverse determination in any such litigation or proceedings to which we may become a party could subject us to significant liability, including damage awards, to third parties, require us to seek licenses from third parties, to pay ongoing royalties, or to redesign our products or subject us to injunctions preventing the manufacture and sale of our products. Protracted litigation could also result in our customers or potential customers deferring or limiting their purchase or use of our products until resolution of such litigation.

Potential environmental liability could have a material adverse effect on our operations and financial condition.

To the knowledge of our management team, the manufacture of our products does not require us to comply with PRC environmental laws other than PRC environmental laws of general applicability. It has not been alleged that we have violated any current environmental regulations by PRC government officials; however, there can be no assurance that the Chinese government will not amend its current environmental protection laws and regulations. Our business and operating results could be materially and adversely affected if we were to increase expenditures in order to comply with environmental regulations affecting our operations.

We may not be able to hire and retain qualified personnel to support our growth and if we are unable to retain or hire such personnel in the future, our ability to improve our products and implement our business objectives could be adversely affected.

Our future success depends heavily upon the continuing services of the members of our senior management team, in particular our President and Chief Executive Officer, Mr. Liu Bo; our Chief Financial Officer Mr. Samuel Sheng; and our Chief Operating Officer and Secretary Mr. Sun Weishan. If one or more of our senior executives or other key personnel are unable or unwilling to continue in their present positions, we may not be able to replace them easily or at all, and our business may be disrupted and our financial condition and results of operations may be materially and adversely affected. Competition for senior management and senior technology personnel is intense, the pool of qualified candidates is very limited, and we may not be able to retain the services of our senior executives or senior technology personnel, or attract and retain high-quality senior executives or senior technology personnel in the future. Such failure could materially and adversely affect our future growth and financial condition.

We do not presently maintain product liability insurance, and our property equipment insurance does not cover their full value, which leaves us with exposure in the event of loss or damage to our properties or claims filed against us.

We currently do not carry any product liability or other similar insurance. While product liability lawsuits in the PRC are rare and we have never experienced significant failures of our products, we cannot assure you that we would not face liability in the event of the failure of any of our products. We do not carry any property insurance to cover our real property or manufacturing equipment , nor do we have other insurance such as business liability or disruption insurance coverage for our operations in the PRC .

Risks Related to Doing Business in the PRC .

Adverse changes in political and economic policies of the Chinese government could have a material adverse effect on the overall economic growth of China, which could reduce the demand for our products and materially and adversely affect our competitive position.

Our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The Chinese economy differs from the economies of most developed countries in many respects, including:

•	the amount of government involvement;

•	the level of development;

•	the growth rate;

•	the control of foreign exchange; and

•	the allocation of resources.

While the Chinese economy has grown significantly in the past 20 years, the growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall Chinese economy, but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us, as well as its ability to control prices, including the price of coal, which is a principal raw material for our business.

The Chinese economy has been transitioning from a planned economy to a more market-oriented economy. Although in recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of the productive assets in China is still owned by the Chinese government. Further, there is no private ownership of land in China. Rather, land is owned by the government and the government issues land use rights. Although the land use rights are transferable, it is necessary to obtain government approval for a transfer. The continued control of these assets and other aspects of the national economy by the Chinese government could materially and adversely affect our business. The Chinese government also exercises significant control over Chinese economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.

Any adverse change in the economic conditions or government policies, policy interpretations, imposition of confiscatory taxation, restrictions on currency conversion, exports, devaluations of currency, the nationalization or other expropriation of private enterprises in China could have a material adverse effect on the overall economic growth and the level of investments and expenditures in China, which in turn could lead to a reduction in demand for our products in both the Chinese and international markets.

The PRC laws and regulations governing our current business operations are sometimes vague and uncertain. Any changes in such PRC laws and regulations may have a material and adverse effect on our business.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including but not limited to the laws and regulations governing our business, or the enforcement and performance of our arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy and criminal proceedings. We and any future subsidiaries are considered foreign persons or foreign funded enterprises under PRC laws, and as a result, we are required to comply with PRC laws and regulations. These laws and regulations are sometimes vague and may be subject to future changes, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our businesses. Additionally, if the relevant authorities find us in violation of PRC laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

•	levying fines;

•	revoking our business and other licenses;

•	requiring that we restructure our ownership or operations; and

•	to the extent that we use the Internet for marketing and providing information on our products and services, requiring that we discontinue any portion or all of our Internet related business.

A slowdown or other adverse developments in the PRC economy may materially and adversely affect our customers, demand for our services and our business.

All of our operations are conducted in the PRC and all of our revenues are generated from sales in the PRC. Although the PRC economy has grown significantly in recent years, we cannot assure you that such growth will continue. A slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in the PRC may materially reduce the demand for our products and materially and adversely affect our business.

Inflation in the PRC could negatively affect our profitability and growth.

While the PRC economy has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the money supply and rising inflation. If prices for our products rise at a rate that is insufficient to compensate for the rise in the costs of supplies, it may have an adverse effect on profitability. In order to control inflation in the past, the PRC government has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. Such an austerity policy can lead to a slowing of economic growth. In October 2004, the People’s Bank of China, the PRC’s central bank, raised interest rates for the first time in nearly a decade and indicated in a statement that the measure was prompted by inflationary concerns in the Chinese economy. Repeated rises in interest rates by the central bank would likely slow economic activity in China which could, in turn, materially increase our costs and also reduce demand for our products.

SWT is subject to restrictions on paying dividends and making other payments to us.

We are a holding company incorporated in the State of Nevada and do not have any assets or conduct any business operations other than our investments in our subsidiaries. As a result of our holding company structure, we rely primarily on dividends payments from our subsidiary in China. However, PRC regulations currently permit payment of dividends only out of accumulated profits, as determined in accordance with PRC accounting standards and regulations. Our subsidiary and affiliated entity in China are also required to set aside a portion of their after-tax profits according to PRC accounting standards and regulations to fund certain reserve funds. The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of China. We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency. See “ Governmental control of currency conversion may affect the value of your investment .” Furthermore, if our subsidiary or affiliated entity in China incurs debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments. If we are unable to receive all of the revenues from our operations through contractual or dividend arrangements, we may be unable to pay dividends on our common stock even if we wish to pay dividends.

If certain tax exemptions within the PRC regarding withholding taxes are removed, we may be required to deduct corporate withholding taxes from any dividends we may pay in the future.

Under the PRC’s current tax laws, regulations and rulings, companies are exempt from paying withholding taxes with respect dividends paid to stockholders outside of the PRC. However, if the foregoing exemption is removed, we may be required to deduct certain amounts from any dividends we pay to our stockholders.

Governmental control of currency conversion may affect the value of your investment.

   The PRC government imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency out of the PRC. We receive substantially all of our revenues in Renminbi, which is currently not a freely convertible currency. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay dividends or otherwise satisfy foreign currency dominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from the transaction, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies.

The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay certain of our expenses as they come due.

The fluctuation of the Renminbi may materially and adversely affect your investment.

The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC's political and economic conditions. As we rely entirely on revenues earned in the PRC, any significant revaluation of the Renminbi may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into Renminbi for our operations, appreciation of the Renminbi against the U.S. dollar could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our common shares or for other business purposes and the U.S. dollar appreciates against the Renminbi, the U.S. dollar equivalent of the Renminbi we convert would be reduced. In addition, the depreciation of significant U.S. dollar denominated assets could result in a charge to our income statement and a reduction in the value of these assets.

On July 21, 2005, the PRC government changed its decade-old policy pegging the value of the RMB to the U.S. dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 2.0% appreciation of the RMB against the U.S. dollar. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar.

Price controls may affect both our revenues and net income.

The laws of the PRC provide for the government to fix and adjust prices. To the extent that we are subject to price control, our revenue, gross profit, gross margin and net income will be affected since the revenue we derive from our sales will be limited and, unless there is also price control on the products that we purchase from our suppliers, we may face no limitation on our costs. Further, if price controls affect both our revenue and our costs, our ability to be profitable and the extent of our profitability will be effectively subject to determination by the applicable regulatory authorities in the PRC.

Our operations may not develop in the same way or at the same rate as might be expected if the PRC economy were similar to the market-oriented economies of OECD member countries.

The economy of the PRC has historically been a nationalistic, “planned economy,” meaning it functions and produces according to governmental plans and pre-set targets or quotas. In certain aspects, the PRC’s economy has been making a transition to a more market-oriented economy, although the government imposes price controls on certain products and in certain industries. However, we cannot predict the future direction of these economic reforms or the effects these measures may have. The economy of the PRC also differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development (the “OECD”), an international group of member countries sharing a commitment to democratic government and market economy. For instance:

•	the level of state-owned enterprises in the PRC, as well as the level of governmental control over the allocation of resources is greater than in most of the countries belonging to the OECD;

•	the level of capital reinvestment is lower in the PRC than in other countries that are members of the OECD;

•	the government of the PRC has a greater involvement in general in the economy and the economic structure of industries within the PRC than other countries belonging to the OECD;

•	the government of the PRC imposes price controls on certain products and our products may become subject to additional price controls; and

•
the PRC has various impediments in place that make it difficult for foreign firms to obtain local currency, as opposed to other countries belonging to the OECD where exchange of currencies is generally free from restriction.

As a result of these differences, our business may not develop in the same way or at the same rate as might be expected if the economy of the PRC were similar to those of the OECD member countries.

If we are not able to protect our intellectual property rights, our business may be impaired.

Our intellectual property relates to our know-how in developing our products. The protection of intellectual property rights in the PRC is weak, and we cannot give any assurance that we will be able to protect our intellectual property rights. To the extent that our business is dependent upon intellectual property, our ability to generate revenue from these products, would be severely impaired if we are not able to protect our rights in these products.

Any recurrence of severe acute respiratory syndrome, or SARS, or another widespread public health problem, could adversely affect our operations.

   A renewed outbreak of SARS or another widespread public health problem in the PRC, where all of our revenue is derived, could have an adverse effect on our operations. Our operations may be adversely impacted by a number of health-related factors, including the following:

•	quarantines or closures of some of our offices which would severely disrupt our operations,

•	the sickness or death of our key officers and employees, and

•	a general slowdown in the economy of the PRC

Because our principal assets are located outside of the United States and nearly all of our directors and all our officers reside outside of the United States, it may be difficult for you to enforce your rights based on U.S. Federal Securities Laws against us and our officers and some directors in the U.S. or to enforce U.S. Court Judgment against us or them in the PRC.

All of our directors and officers reside outside of the United States. In addition, Sunway, which functions as our operating subsidiary, is located in the PRC and substantially all of its assets are located outside of the United States. It may therefore be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the U.S. Federal securities laws against us in the courts of either the U.S. or the PRC and, even if civil judgments are obtained in U.S. courts, to enforce such judgments in PRC courts. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement against us or our officers and directors of criminal penalties, under the U.S. Federal securities laws or otherwise.

We may have limited legal recourse under Chinese law if disputes arise under contracts with third parties.

Almost all of our agreements with our employees and third parties, including our supplier and customers, are governed by the laws of the PRC. The legal system in the PRC is a civil law system based on written statutes. Unlike common law systems, such as we have in the United States, it is a system in which decided legal cases have little precedential value. The government of the PRC has enacted some laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, their experience in implementing, interpreting and enforcing these laws and regulations is limited, and our ability to enforce commercial claims or to resolve commercial disputes is unpredictable. The resolution of these matters may be subject to the exercise of considerable discretion by agencies of the PRC, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination. Any rights we may have to specific performance or to seek an injunction under Chinese law are severely limited, and without a means of recourse by virtue of the Chinese legal system, we may be unable to prevent these situations from occurring. The occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations.

Because we may not be able to obtain business insurance in the PRC, we may not be protected from risks that are customarily covered by insurance in the United States.

Business insurance is not readily available in the PRC. To the extent that we suffer a loss of a type which would normally be covered by insurance in the United States, such as product liability and general liability insurance, we would incur significant expenses in both defending any action and in paying any claims that result from a settlement or judgment. Since our products are used for the transportation and storage of CNG and chemicals, any damage caused by the failure or alleged failure of our products could result in substantial damages, and if the nature or amount of any uninsured loss is significant, we may be unable to continue in business

Because our funds are held in banks which do not provide insurance, the failure of any bank in which we deposit our funds could affect our ability to continue in business.

Banks and other financial institutions in the PRC do not provide insurance for funds held on deposit. As a result, in the event of a bank failure, we may not have access to funds on deposit. Depending upon the amount of money we maintain in a bank that fails, our inability to have access to our cash could impair our operations, and, if we are not able to access funds to pay our suppliers, employees and other creditors, we may be unable to continue in business.

Failure to comply with the United States Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

We are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some that may compete with us, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in the PRC. We can make no assurance, however, that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

If the United States imposes trade sanctions on the PRC due to its currency, export or other policies, our ability to succeed in the international markets may be diminished.

The PRC currently “pegs” its currency to a basket of currencies, including United States dollar. This means that each unit of Chinese currency has a set ratio for which it may be exchanged for United States currency, as opposed to having a floating value like other countries’ currencies. This policy is currently under review by policy makers in the United States. Trade groups in the United States have blamed the cheap value of the Chinese currency for causing job losses in American factories, giving exporters an unfair advantage and making its imports expensive. There is increasing pressure for the PRC to change its currency policies to provide for its currency to float freely on international markets. As a result, Congress is considering the enacting legislation which could result in the imposition of quotas and tariffs. If the PRC changes its existing currency policies or if the United States or other countries enact laws to penalize the PRC for its existing currency policies, our business may be adversely affected, even though we do not sell outside of the PRC. Further, we cannot predict what action the PRC may take in the event that the United States imposes tariffs, quotas or other sanctions on Chinese products. Even though we do not sell products into the United States market, it is possible that such action by the PRC may nonetheless affect our business since we are a United States company, although we cannot predict the nature or extent thereof. Any government action which has the effect of inhibiting foreign investment could hurt our ability to raise funds that we need for our operations. The devaluation of the currency of the PRC against the United States dollar would have adverse effects on our financial performance and asset values when measured in terms of the United Stated dollar.

Any deterioration of political relations between the United States and the PRC could impair our operations.

The relationship between the United States and the PRC is subject to sudden fluctuation and periodic tension. Changes in political conditions in the PRC and changes in the state of PRC-U.S. relations are difficult to predict and could adversely affect our operations. Such a change could lead to a decline in our profitability. Any weakening of relations between the United States and the PRC could have a material adverse effect on our operations, particularly in our efforts to raise capital to expand our business activities.

Our operations and assets in the PRC are subject to significant political and economic uncertainties.

Government policies are subject to rapid change and the government of the PRC may adopt policies which have the effect of hindering private economic activity and greater economic decentralization. There is no assurance that the government of the PRC will not significantly alter its policies from time to time without notice in a manner with reduces or eliminates any benefits from its present policies of economic reform. In addition, a substantial portion of productive assets in the PRC remains government-owned. For instance, all lands are state owned and leased to business entities or individuals through governmental granting of state-owned land use rights. The granting process is typically based on government policies at the time of granting, which could be lengthy and complex. This process may adversely affect our operations. The government of the PRC also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency and providing preferential treatment to particular industries or companies. Uncertainties may arise with changing of governmental policies and measures. In addition, changes in laws and regulations, or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, imports and sources of supply, devaluations of currency, the nationalization or other expropriation of private enterprises, as well as adverse changes in the political, economic or social conditions in the PRC, could have a material adverse effect on our business, results of operations and financial condition.

We may have difficulty establishing adequate management, legal and financial controls in the PRC.

The PRC historically has not adopted a Western style of management and financial reporting concepts and practices, as well as in modern banking, computer and other control systems. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards.

Risks Related to Our Common Stock

Our officers, directors and affiliates control us through their positions and stock ownership and their interests may differ from other stockholders.

Our officers, directors and affiliates beneficially own approximately 72.0% (prior to the Reverse Split) and 70.9% (after the Reverse Split effective February 7, 2008) of our Common Stock. Liu Bo, our Chairman and Chief Executive Officer, beneficially owns approximately 65.0% (prior to the Reverse Split) and 63.9% (after the Reverse Split effective February 7, 2008) of our Common Stock. As a result, Mr. Liu is able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporation transactions including business combinations. Yet Mr. Liu’s interests may differ from other stockholders.

We are not likely to pay cash dividends in the foreseeable future.

We currently intend to retain any future earnings for use in the operation and expansion of our business. We do not expect to pay any cash dividends in the foreseeable future but will review this policy as circumstances dictate. Should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiary. In addition, our operating subsidiary, from time to time, may be subject to restrictions on its ability to make distributions to us, including as a result of restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions.

There is currently a limited trading market for our common stock.

Our common stock is quoted on the over-the-counter Bulletin Board. However, our bid and asked quotations have not regularly appeared on the OTC Bulletin Board for any consistent period of time. There is no established trading market for our common stock and our common stock may never be included for trading on any stock exchange or through any other quotation system (including, without limitation, the NASDQ Stock Market). In the absence of an active trading market, you may have difficulty buying and selling or obtaining market quotations; the market visibility for our stock may be limited, and the lack of visibility for our common stock may have a depressive effect on the market price for our common stock.

 The price of our common stock may fluctuate dramatically.

There is a limited market for our common stock and we cannot give any assurance that there will ever be an active market for our common stock. If a market for our common stock develops, there is a significant risk that our stock price may fluctuate dramatically in the future in response to any of the following factors, some of which are beyond our control:

•	variations in our quarterly operating results;

•	announcements that our revenue or income are below analysts’ expectations;

•	general economic slowdowns;

•	matters affecting the economy of the PRC and the relationship between the United States and the PRC;

•	changes in market valuations of both similar companies and companies whose business is primarily or exclusively in the PRC;

•	sales of large blocks of our common stock;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	fluctuations in stock market prices and volumes, which are particularly common among highly volatile securities of internationally-based companies.

•	concern by potential investors that the large number of shares of common stock which may be sold pursuant to this prospectus may have a downward effect upon the market price of the stock.

•	the effect of sales pursuant to this prospectus on the trading volume of our common stock.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results and stockholders could lose confidence in our financial reporting.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. We will be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires increased control over financial reporting requirements, including annual management assessments of the effectiveness of such internal controls and a report by our independent certified public accounting firm addressing these assessments. Failure to achieve and maintain an effective internal control environment, regardless of whether we are required to maintain such controls, could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

Our Common Stock is subject to “Penny Stock” Rules of the Securities and Exchange Commission, which makes transactions in our stock more difficult

The Securities and Exchange Commission has adopted Rule 3a51-1 which establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and

•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

The application of these rules may affect the ability of broker-dealers to sell our common stock and may affect your ability to sell any common stock you may own

As an issuer of “penny stock” the protection provided by the federal securities laws relating to forward looking statements does not apply to us.

Although the federal securities law provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, we will not have the benefit of this safe harbor protection in the event of any based upon an claim that the material provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading.

Our common stock is illiquid and subject to price volatility unrelated to our operations.

The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other companies in the same industry, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

Available Information

Our electronic filings with the United States Securities and Exchange Commission (including our annual report on Form 10-KSB, quarterly reports on Form 10-QSB and current reports on Form 8-K, and any amendments to these reports) are available free of charge on the Securities and Exchange Commission’s website at http://www.sec.gov.

ITEM 2 – DESCRIPTION OF PROPERTY

The Company’s manufacturing facilities are housed in a two-story building occupying 26,522 square meters of land located in Daqing Municipal Hi-Tech Development Zone, Zone Three, Daqing, Helongjiang Province, PRC. Our office building is located in Saertu Daqing Software Development Zone, Daqing, Helongjiang Province, PRC.

Under the PRC law, most land is owned by the government, which grants a "land use right" to an individual or entity after a purchase price for such “land use right” is paid to the government. The “land use right” allows the holder the right to use the land for a specified long-term period of time and enjoys all the ownership rights incident to the land. Daqing Sunway holds the land use right for one parcel of land that was used in its business and which will be used in SWT's business pursuant to the leases entered into in connection with the Restructuring Agreements.

Land Use Right

Set forth below is the detailed information regarding the land use right registered under the name of Daqing Sunway:

Registered owner of land use right	Location & certificate of land use right	Usage	(Approximate) square meters	Date of Issuance or Grant	Expiration Date
Daqing Sunway	Daqing Municipal Hi-Tech Development Zone, Zone Three, Daqing, Helongjiang Provice, PRC Daqing Municipality Guo Yong (2005) No. 021843	Industrial use	26,522	September 16, 2005	June 13, 2052

Lease

Pursuant to a lease agreement, the Company is leasing from Daqing Chuangye Square Co., Ltd. a building with a total of 2,342.87 square meters for use in its operation for a term of three years starting from May 18, 2007 with an annual rent of approximately $21,895.

Building Properties

The Company also owns two building properties as follows:

Owner	Location	Usage	Approximate square meters	Certificate of Ownership or Right to Use
Daqing Sunway	North Section of Longfeng District, West Wing of Building No. 15, 1st Floor, Daqing, Helongjiang Province, PRC	Real property for use by joint stock company limited enterprise	3,050	Qing Real Property Right Certificate No. No. 00014093 (Original Certificate No. 0230404)
Daqing Sunway	Building No. 3, Saertu Software Development Zone, Daqing, Helongjiang Province, PRC	Real property for use by joint stock company limited enterprise	5,066.96	Qing Real Property Right Certificate Longfeng District No.NA216750

Effective on November 30, 2005, Daqing Sunway granted a lien on the land use right and property located at the West Wing of Building No. 15 to Daqing Industrial and Commercial Mortgage Company for a debt of Sunway in the amount of 3,000,000 RMB owed to it. The lien will expire on November 30, 2009. The property located in the North Section of Longfeng District, West Wing of Building No. 15, 1st Floor is not currently used in Daqing Sunway’s business.

ITEM 3 - LEGAL PROCEEDINGS

To our knowledge, there is no material litigation pending or threatened against us.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2007.

On June 28, 2007 a majority of shareholders approved an amendment to the Company’s Articles of Incorporation,that would adopt a 86.3035-for-one reverse split of the Company’s common stock. The Company effected the reverse split on February 7, 2008.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is quoted on the OTC Bulletin Board under the symbol “SUWG.OB.”  The following table sets forth, for the calendar periods indicated, the range of the high and low last reported bid and ask prices of the Company’s common stock from January 1, 2006 through December 31, 2007, as reported by the OTC Bulletin Board.  The quotations represent inter-dealer prices without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.  The quotations may be rounded for presentation.

Period	High*	Low*
First Quarter 2006	$7.334	$0.518
Second Quarter 2006	$2.588	$0.863
Third Quarter 2006	$1.294	$0.863
Fourth Quarter 2006	$2.761	$0.431
First Quarter 2007	$1.726	$0.690
Second Quarter 2007	$4.228	$0.863
Third Quarter 2007	$2.502	$0.863
Fourth Quarter 2007	$2.502	$0.690

On December 31, 2007, the last price of the Company’s common stock as reported on the OTC Bulletin Board was $1.510* per share.

As of December 31, 2007, the Company had approximately 645 shareholders of record.  Certain of the shares of common stock are held in “street” name and may be held by numerous beneficial owners.

*The above-quoted stock prices have been adjusted to reflect the 86.3035-for-one reverse split that was approved by a majority of shareholders on June 28, 2007 and took effect on February 7, 2008.

Dividends

      The Company’s board of directors has not declared a dividend on our common stock during the last two fiscal years and we do not anticipate the payments of dividends in the near future as we intend to reinvest our profits to grow operations. We rely on dividends from Daqing Sunway for our funds and PRC regulations may limit the amount of funds distributed to us from Daqing Sunway, which will affect our ability to declare any dividends.

Recent Sales of Unregistered Securities

The following summarizes the securities that we sold during the fiscal year ended December 31, 2007 without registering the securities under the Securities Act:

On June 6, 2007, we issued 210,886 shares of Series A Preferred to Rise Elite pursuant to the Share Exchange in exchange for all outstanding ownership interest in SWT held by Rise Elite.

On June 6, 2007, we issued to Kuhns Brothers, Inc. and its designees an aggregate of 17,646 shares of Series A Preferred and a Series J warrant to purchase an aggregate of 496,296 shares of common stock of the Company at $1.62 per share in connection with the reverse merger transaction pursuant to the placemen agent agreement with the Kuhns Brothers, Inc. 7,990 shares out of the 17,646 share of Series A Preferred were assigned by Kuhns Brothers to Vision as an incentive for being the lead investor in the private financing.

On June 6, 2007, pursuant to the Preferred B Agreement, for a cash payment of $6,700,000 in gross proceeds, the Company issued to Vision and Columbia (i) an aggregate of 165,432 shares of our Series B Preferred and (ii) five series of warrants, Series A, B, J, C and D, to purchase an aggregate of 4,962,971, 2,481,481, 4,496,644, 4,962,963 and 2,248,322 shares of our common stock, respectively. Each of the Series A, B, C and D warrants will expire on June 5, 2012. The Series J warrants will expire on June 5, 2008. The Series C and D warrants are exercisable only upon the exercise of the Series J warrants. The warrant exercise prices are: $1.76 (Series A), $2.30 (Series B), $1.49 (Series J), $1.94 (Series C) and $2.53 (Series D).

On June 6, 2007, we issued 12,734,696 shares of our common stock to Vision for the conversion of the debentures in the outstanding principal amount of $199,202 that Vision purchased pursuant to the Shell Purchase Agreement.

*All of the above offerings and sales were deemed to be exempt under rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of Sunway Global or executive officers of Sunway Global, and transfer was restricted by Sunway Global in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

Equity Compensation Plan Information

As of the date of this report, the Company neither has any securities authorized for issuance under any equity compensation plans nor does it have any equity compensation plans.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

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

As a result of the reverse merger, financing and related transactions described in our current report on Form 8-K/A filed with the SEC on June 27, 2007, the Company ceased to be a shell company and became a holding company for entities that, through contractual relationships, control the business of Daqing Sunway, a company organized under the laws of the PRC that designs, manufactures and sells logistic transport systems and medicine dispensing systems and equipment that are principally used by hospitals and other medical facilities in the PRC. Because Sunway’s operations are the only significant operations of the Company and its affiliates, this discussion and analysis focuses on the business results of Sunway, comparing its results in the fiscal years ended December 31, 2007 and 2006. We expect to sell our new core product—a medicine dispensation and packaging system also designed for use in hospitals and pharmacies—in the first quarter of 2008.

Results of Operations

In the fiscal year ended December 31, 2007, company net sales, gross profit, operating income and net income all rose substantially as compared with the same period in the preceding year. These increases are due in large part to increased sales of Daqing Sunway’s pneumatic tube transport systems. Cost of sales also increased during these periods, somewhat outpacing the increase in sales. The increase in cost of sales is due largely to increased depreciation expenses related to Sunway’s investment in 2007 in new molds , production lines used and the increased prices of raw materials used in the manufacture of its newly designed medicine packaging and dispensing equipment. The company expects cost of sales to level off or decline once sales of the new equipment begin in the first quarter of 2008.

The following table summarizes the results of our operations during the fiscal years ended December 31, 2007 and 2006, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the the fiscal years ended December 31, 2007 and 2006.

	Fiscal Year Ended December 31,
	2007	2006	Change		Change rate
Net Revenue	$11,865,138	$8,914,139		$2,950,999	33.10%
Cost of sales	$3,473,411	$2,386,996		$1,086,415	45.51%
Gross Profit	$8,391,727	$6,527,143		$1,864,584	28.57%
Gross Margin	$70.73%	$73.22%	$		-2.49%
Operating Income	$5,829,728	$4,883,699		$946,089	19.37%
Net Income	$6,047,505	$4,068,149		$1,976,356	48.65%
Net profit margin	50.97%	45.64%			5.33%

Net revenue

Net revenue for the fiscal year ended December 31, 2007, which resulted entirely from sales of pneumatic material transport system workstations, were $11,865,138, an increase of 33.10% as compared with the net revenue of $8,914,139 in the same period ended on December 31, 2006. In the same period, we sold 2,575 workstations, an increase of 33.42% as compared with 1,930 workstations sold in the same period ended on December 31, 2006.

The following table presents information about our revenue for the periods indicated:

	Fiscal Year Ended December 31,
	2007	2006	Change
Net revenue	$11,865,138	8,914,139	33.10%

Gross Profit

Gross profit increased 28.57% to $8,391,727 for fiscal year ended December 31, 2007, as compared to $6,527,143 for the fiscal year ended December 31, 2006. Our gross profit margin fell 2.49% from 73.22% as of the fiscal year ended December 31, 2006 to 70.73% as of the same period of 2007.,mainly due to our efforts to develop new molds and new production line, which raised depreciation costs and therefore raised the cost of sales; at the same time, due to the use of newer but more costly raw materials instead of old raw material in order to increase product quality and perfect workstation surface, raw material costs increased markedly.

The table below presents information about our gross profit for the periods indicated:

	Fiscal Year Ended December 31,
	2007		2006
	US$	Gross profit margin	US$	Gross profit margin

Gross Profit	$8,391,727	70.73%	$6,527,143	73.22%

Income from Operations

Operating income increased 19.37% to $5,829,728 for the fiscal year ended December 31, 2007, as compared with $4,883,699 for the fiscal year ended December 31, 2006. The increase was primarily a result of the higher revenue during the fiscal year ended on December 31, 2007 as compared to the same period in 2006.

Cost of Sales

Cost of sales increased to $3,473,411 for the fiscal year ended December 31, 2007, representing 45.51% increase as compared with $2,386,996 for the same period of 2006. This increase is due primarily to purchases in August 2006, during which we purchased several new molds used in transport system production line, and in November 2006 during which we purchased new production line using for dispensation and packaging system, both of which increased the depreciation cost from the time of purchase forward; and prices of raw materials increased 5.96% for the fiscal year ended December 31, 2007, as compared to the same period in 2006.

The table below presents information about our cost of sales for the periods indicated:

	Fiscal Year Ended December 31,
	2007	2006	Change
Cost of sales	$3,473,411	$2,386,996	45.51%

Operating Expenses

Operating expenses were $2,561,999 for the fiscal year ended December 31, 2007, an increase of 55.89% as compared to $1,643,444 for the same period of 2006. This increase was composed by two reasons: (1) decrease in selling expenses; and (2) increase in general and administration expenses. In the fiscal year ended December 31, 2007, we decreased exhibition fees for promoting our products, which totaled $72,835, compared with $212,504 for the same period of 2006. Also, in the fiscal year ended December 31, 2007, we increased salary and benefits of management. Reflecting this change, costs related to salary and benefits increased 261% in the fiscal year ended December 31, 2007, compared with the same period of 2006, and our inter listing consultant expenses for the reverse merger and private placement were increased from $49,402 as of the fiscal year ended December 31, 2006 to $178,576 as of the same period of 2007.

The table below presents information about our operating expenses for the periods indicated:

	Fiscal Year Ended December 31,
	2007	2006	change
Selling expenses	$234,792	$238,212	$-1.44%
General & Administrative Expenses	$2,327,207	$1,405,232	$65.61%
Total operating expenses	$2,561,999	$1,643,444	$55.89%

Net Income

Net income was $6,047,505 for the fiscal year ended December 31, 2007, an increase of 48.65% from $4,068,149 for the same period of 2006. This increase is attributable to the increase in sales of our workstation products and disposal of investments. Our net profit margin rose 5.33% from 45.64% as of the fiscal year ended December 31, 2006 to 50.97% as of the same period of 2007. This increase was primarily attributable to the Company’s increase in gains on disposal of investments by $1,346,989 for the fiscal year ended December 31, 2007, accounting for 11.35% of sales.

Cash and Cash Equivalents

Cash and Cash Equivalents increased to $5,820,000 as of December 31, 2007, as compared to $1,757,388 as of December 31, 2006. This increase was mainly due to our reverse merger and private placement on June 6, 2007, which resulted in an increase of $4,977,133 in net cash.

Accounts Receivable

Accounts Receivable increased 3.90% to $1,525,201 as of December 31, 2007, compared with $1,467,963 as of December 31, 2006. This increase in accounts receivable was primarily attributable to a substantial increase in workstation sales in the fiscal year ended December 31, 2007. We will focus corporate resources on enhancing the cooperation of our marketing and sales department with our financial department in order to reduce the deferral of payments by our customers and reduce our accounts receivable.

Inventory

Inventory consists of raw materials and finished goods as of December 31, 2007, the recorded value of our inventory has increased 103.59% to $766,933 from $376,708 as of December 31, 2006. This increase is mainly due to a decrease in finished goods from $200,852 as of December 31, 2006 to $161,005 as of December 31, 2007, a decrease of 19.84%. In addition direct raw materials increased from $175,856 as of December 31, 2006 to $605,928 as of December 31, 2007, an increase of 244.56%, which was due to increased sales and design capacity.

The table below presents information about our inventory for the periods indicated:

Item	December 31, 2007	December 31, 2006	change
Raw material	$605,928	$175,856	244.56%
Finished goods	$161,005	$200,852	-19.84%
Total	$766,933	$376,708	103.59%

Accounts payable

Accounts payable amounted to $245,917 as of December 31, 2007, an increase of 329.26% from $57,289 as of December 31, 2006. This increase is mainly due to volume of production increase caused by increased purchases of raw materials.

Liquidity and Capital Resources

We have historically financed our operations and capital expenditures principally through private placements of debt and equity offerings, and cash provided by operations.

The table below presents information about our cash flow for the periods indicated:

	Fiscal Year Ended December 31,
	2007	2006	Change
Net cash provided by (used in) operating activities	$4,903,141	$4,199,977	$703,164
Net cash provided by (used in) investing activities	$-5,689,488	$-3,516,947	$-2,172,541
Net cash provided by (used in) financing activities	$4,979,412	$-75,170	$5,054,582
Effect of foreign currency translation on cash and cash equivalents	$-130,353	$-38,797	$-91,556
cash and cash equivalents at beginning of year	$1,757,388	$1,188,325	$569,063
Cash and cash equivalents-end of year	$5,820,100	$1,757,388	$4,062,712

Operating Activities

For the fiscal year ended December 31, 2007, net cash provided by operating activities was $4,903,141. This was primarily attributable to our net income of $6,047,505, adjusted by an add-back of non-cash expenses mainly consisting of depreciation and amortization of $1,404,463 offset by a $1,201,838 decrease in working capital and a deduction of $1,346,989 profit on disposal of investments. Specifically, the working capital decrease was primarily due to i) a $42,054 accounts receivable increase driven by reduce the deferral of payments by our customers; ii) a $349,802 inventory decrease, principally raw materials, to support planned expansion and sales growth; iii) a $975,910 decrease in advance to suppliers to purchase raw materials; iv) a $350,505 decrease in prepayments expenses , tender deposits, travel advances to directors and advances to employees, consisting primarily of prepayments for raw materials supplies in advance of shipment; partially offset by a $432,325 increase in accounts payable , other payables, and accrued liabilities.

Investing Activities

For the fiscal year ended December 31, 2007, net cash used in investing activities was $5,689,488 and was primarily attributable to i) a $2,659,808 income for net sales of short term investments; ii) a $619,727 capital expenditure for purchase of new plant and equipment; iii) a $5,687,457 capital expenditure improvement of intangibles assets and purchase of new intangibles; iv) a $491,049 restricted cash for Investors Relations hold-back; v) a $562,406 working capital for Beijing direct sales office; vi) a $988,757 working capital for another direct sales office.

Financing Activities

For the fiscal year ended December 31, 2007, net cash provided by financing activities was $4,979,412, which was primarily attributable to $5,176,335 in preference stock and debentures, partially offset by a $196,923 decrease in Bank loan repayments.

As of December 31, 2007, we had cash and cash equivalents of $5,820,100, up $4,062,712 from $1,757,388 at December 31, 2006.

In future periods, we believe that our existing cash, cash equivalents and cash flows from operations, combined with availability under our revolving credit facility, will be sufficient to meet our presently anticipated future cash needs for at least the next 12 months. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue.

Obligations under Material Contracts

We do not have any material contractual obligations as of December 31, 2007.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2007.

ITEM 7 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SUNWAY GLOBAL INC.

INDEX TO FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firms	F-2

Consolidated Balance Sheets as of December 31, 2007 and December 31, 2006	F-3 – F-4

Consolidated Statements of Operations for the Years Ended December 31, 2007 and December 31, 2006	F-5

Consolidated Statements of Shareholders' Equity for the Year Ended December 31, 2007 and December 31, 2006	F-6

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007 and December 31, 2006	F-7 – F-8

Notes to Consolidated Financial Statements	F-9 – F-25

ALBERT WONG & CO.
CERTIFIED PUBLIC ACCOUNTANTS
7th Floor, Nan Dao Commercial Building
359-361 Queen’s Road Central
Hong Kong
Tel : 2851 7954
Fax: 2545 4086

ALBERT WONG
B.Soc., Sc., LL.B., P.C.LL., Barrister-at-law, C.P.A.(Practising).

To:	The board of directors and stockholders of Sunway Global Inc.

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of Sunway Global Inc. and subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sunway Global Inc. as of December 31, 2007 and 2006 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Hong Kong	Albert Wong & Co.
April 8, 2008	Certified Public Accountants

SUNWAY GLOBAL INC.

CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

	Notes	2007	2006
ASSETS
Current assets
Cash and cash equivalents		$5,820,100	$1,757,388
Restricted cash		491,049	-
Short term investments	4	-	1,702,718
Trade receivables, net	7	1,525,201	1,467,963
Inventories	10	766,933	376,708
Advances to suppliers		1,331,159	294,535
Prepayments		125,333	334,658
Tender deposits		131,013	42,924
Travel advances to directors	8	30,824	7,288
Advances to employees	9	548,364	54,992

Total current assets		$10,769,976	$6,039,174
Amount due from a related company	5	585,678	-
Amount due from a director	6	1,028,474	-
Property, plant and equipment, net	11	4,449,619	4,715,150
Intangibles, net	12	6,933,491	1,157,950

TOTAL ASSETS		$23,767,238	$11,912,274
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short term bank loans	13	$-	$191,877
Accounts payable		245,917	57,289
Income tax payable		157,877	249,844
Turnover and other taxes		143,857	110,886
Expected warranty expenses	14	55,351	22,811
Customers deposits		208,274	67,157
Accrued liabilities		323,464	164,537
Other payables		35,984	3,108

Total current liabilities		$1,170,724	$867,509

TOTAL LIABILITIES		$1,170,724	$867,509

See notes to consolidated financial statements

SUNWAY GLOBAL INC.

CONSOLIDATED BALANCE SHEETS (Continued)
AS AT DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

	Notes	2007	2006

STOCKHOLDERS’ EQUITY
Series A Convertible Preferred Stock $0.001 par value 400,000 shares authorized; 246,176 shares issued and outstanding at Dec 31, 2007 and 2006		$246	$246
Series B Convertible Preferred Stock $0.001 par value 400,000 shares authorized; 165,432 shares issued and outstanding at Dec 31, 2007 and 2006	15	165	-

Common stock at $0.001 par value, 100,000,000 shares; authorized 223,658 shares issued and outstanding at Dec 31, 2007 and 2006		224	224
Additional paid-in capital		16,352,833	4,476,665
Statutory reserves		2,165,287	1,161,382
Retained earnings		3,317,141	4,973,541
Accumulated other comprehensive income		760,618	432,707

		$22,596,514	$11,044,765

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$23,767,238	$11,912,274

See notes to consolidated financial statements

SUNWAY GLOBAL INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

	Notes	2007	2006

Net sales	20	$11,865,138	$8,914,139
Cost of sales	20	(3,473,411)	(2,386,996)

Gross profit		$8,391,727	$6,527,143

Selling expenses		(234,792)	(238,212)
General and administrative expenses		(2,327,207)	(1,405,232)

Income from continuing operations		$5,829,728	$4,883,699

Interest income, net	17	51,852	33,421
Gain on disposal of investments	4	1,346,989	-
Loss on disposal of fixed assets		-	(58,186)

Income before taxation		$7,228,569	$4,858,934

Income tax	18	(1,181,064)	(790,785)

Net income		$6,047,505	$4,068,149

Foreign currency translation		713,324	261,267
Unrealized gain on investments		-	423,537
Reclassification adjustment		(423,537)	-

Comprehensive income		$6,337,292	$4,752,953

Net income per share:
-Basic	16	$27.04	$18.19

-Diluted	16	$0.41	$18.19

Weighted average number of common stock
-Basic	16	$223,653	$223,653

-Diluted	16	$14,814,953	$223,653

See notes to consolidated financial statements

SUNWAY GLOBAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

					Additional			Accumulated
	Preferred	Preferred	No.		paid			other
	Series	Series	shares	Common	in	Statutory	Retained	comprehensive
	A	B	outstanding	stock	capital	reserves	earnings	income	Total

Balance, January 1,2006	$246	$-	221,612	$224	$4,476,665	$452,737	$1,614,037	$(252,097)	$6,291,812
Net income	-	-	-	-	-	-	4,068,149	-	4,068,149
Appropriation to statutory reserves	-	-	-	-	-	708,645	(708,645)	-	-
Unrealized gain on investment	-		-	-	-	-	-	423,537	423,537
Foreign currency translation adjustment	-	-	-	-	-	-	-	261,267	261,267

Balance, December 31,2006	$246	$-	221,612	$224	$4,476,665	$1,161,382	$4,973,541	$432,707	$11,044,765

Balance, January 1, 2007	$246	$-	221,612	$224	$4,476,665	$1,161,382	$4,973,541	$432,707	$11,044,765
Reversal of realized gain on investment	-	-	-	-	-	-	-	(423,537)	(423,537)
Net income	-	-	-	-	-	-	6,047,505	-	6,047,505
Appropriation to statutory reserves	-	-	-	-	-	1,003,905	(1,003,905)	-	-
Issuance to Vision re: Debentures	-	-	-	-	199,200	-		-	199,200
Issuance of Series B Convertible
Preferred Stock	-	165	-	-	11,676,968	-	(6,700,000)	-	4,977,133
Foreign currency translation adjustment	-	-	-	-	-	-	-	751,448	751,448

Balance, December 31,2007	$246	$165	221,612	$224	$16,352,833	$2,165,287	$3,317,141	$760,618	$22,596,514

See notes to consolidated financial statements

SUNWAY GLOBAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

	2007	2006
Cash flows from operating activities
Net income	$6,047,505	$4,068,149
Depreciation	1,186,203	874,376
Amortization	218,260	24,745
Profit on disposal of investments	(1,346,989)	-
Provision for bad debs	-	2,891
Loss on disposal of fixed assets	-	58,186

Adjustments to reconcile net income to net cash provided by operating activities:
Trade receivables, net	42,054	(578,245)
Inventories	(349,802)	205,365
Advances to suppliers	(975,910)	48,209
Prepayments	223,112	(68,507)
Tender deposits	(81,747)	(42,040)
Travel advances to directors	(21,764)	(3,588)
Advances to employees	(470,106)	(53,859)
Accounts payable	178,921	(286,297)
Income tax payable	(104,819)	154,564
Turnover and other taxes	24,330	50,234
Expected warranty expenses	29,737	22,341
Customers deposits	131,064	(331,002)
Accrued liabilities	141,730	66,702
Other payables	31,362	(12,247)

Net cash provided by operating activities	$4,903,141	$4,199,977

Cash flows from investing activities
Sale of plant and equipment	$-	$48,359
Sale of short term investments	6,073,136	-
Invest in restricted cash	(491,049)	-
Advances to related company	(562,406)	-
Advances to a director	(988,757)	(2,736)
Purchase of short term investments	(3,413,328)	(1,301,195)
Purchase of plant and equipment	(619,627)	(2,261,375)
Purchase of intangibles assets	(5,687,457)	-

Net cash used in investing activities	$(5,689,488)	$(3,516,947)

Cash flows from financing activities
Proceeds from vision re: Debentures	$199,202	$-
Preference Stock	4,977,133	-
Bank borrowings	-	375,851
Bank loan repayments	(196,923)	(451,021)

Net cash provided by/(used in) financing activities	$4,979,412	$(75,170)

SUNWAY GLOBAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

	2007	2006

Net in cash and cash equivalents sourced	$4,193,065	$607,860

Effect of foreign currency translation on cash and cash equivalents	(130,353)	(38,797)

Cash and cash equivalents–beginning of year	1,757,388	1,188,325

Cash and cash equivalents–end of year	$5,820,100	$1,757,388

	2007	2006
Supplementary cash flow information:
Tax paid	$1,117,678	$965,229
Interest received	61,983	62,688
Interest paid	9,442	28,863

See notes to consolidated financial statements

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Sunway Global Inc. (the “Company”) was incorporated in the state of Nevada on October 18, 1971. Prior to June 6, 2007 the company has only nominal operations and assets.

On June 6, 2007, the Company executed a reverse-merger with Rise Elite International Limited (“Rise Elite (BVI)”) by an exchange of shares whereby the Company issued 210,886 shares of the Company’s Series A Convertible Preferred Stock, par value $0.001 per share in exchange for all shares in World Through Limited, a British Virgin Islands corporation (“World Through (BVI)”).

World Through (BVI) holds Sunway World Through Technology (Daqing) Co Ltd (“SWT” or “WFOE”), which entered into a series of agreements with Daqing Sunway Technology Co., Ltd (“Sunway”) including but not limited to management, loan, purchase option, consignment, trademark licensing, non-competition, etc. As a result of entering the abovementioned agreements, WFOE deems to control Sunway as a Variable Interest Entity as required by FASB Interpretation No. 46 (revised December 2003) Consolidated of Variable Interest Entities, an Interpretation of ARB No. 51 since SWT was the primary beneficiary.

The Company, through its subsidiaries and Sunway, (hereinafter, collectively referred to as “the Group”), is now in the business of designing, manufacturing and selling logistic transport systems and medicine dispensing systems and equipment.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Method of Accounting

The Company maintains its general ledger and journals with the accrual method accounting for financial reporting purposes. The financial statements and notes are representations of management. Accounting policies adopted by the Company conform to generally accepted accounting principles in the United States of America and have been consistently applied in the presentation of financial statements.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(b)	Principles of Consolidation

The consolidated financial statements, which include the Company and its subsidiaries, are complied in accordance with generally accepted accounting principles in the United States of America. All significant inter-company accounts and transactions have been eliminated. The consolidated financial statements include 100% of assets, liabilities, and net income or loss of those wholly-owned subsidiaries.

The company owned the three subsidiaries since its reverse-merger on October 3, 2007. Retroactively restated as of December 31, 2006, 2005, and 2004, the detailed identities of the consolidating subsidiaries would have been as follows:

Name of Company	Place of incorporation	Attributable interest

World Through Ltd	British Virgin Islands	100%

Sunway World Through Technology (Daqing) Co Ltd	PRC	100%

Daqing Sunway Technology Co Ltd	PRC	100%
*Note: Deemed variable interest entity

(c)	Use of estimates

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

The Group’s operations are conducted in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy.

The Group’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Group’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(e)	Intangibles

Intangibles are stated at cost less accumulated amortisation. Amortisation is provided over the respective useful lives, using the straight-line method. Estimated useful lives of the intangibles are as follows:
Land use rights	47 years
Technology-based design	10 years

(f)	Accounting for Software Systems

The Company adopts FASB No. 86 for accounting of software systems, in that all expenditures incurred from start-up to completion of feasibility are expensed; development costs, after the feasibility study through system completion, are capitalized, and are depreciated over a useful life of three years. Expenditures incurred after completion are expensed as repairs and maintenance.

(g)	Property, plant and equipment

Plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of the plant and equipment are as follows:

Buildings	20 years
Machinery and equipment	6 years
Molding	10 years
Computer software	3 years
Office equipment and motor vehicles	6 - 10 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income.

(h)	Maintenance and repairs

The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized.

(i)	Accounting for the impairment of long-lived assets

The long-lived assets held and used by the Group are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets.

If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

During the reporting years, there was no impairment loss.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(j)	Inventories

Inventories consist of finished goods and raw materials, and stated at the lower of cost or market value. Substantially all inventory costs are determined using the weighted average basis. Finished goods are comprised of direct materials, direct labor and an appropriate proportion of overhead.

(k)	Trade receivables

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An allowance for doubtful accounts is maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. Bad debts are written off as incurred. During the reporting years, there were no bad debts.

(l)	Cash and cash equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company maintains bank accounts only in the PRC. The Company does not maintain any bank accounts in the United States of America.

	2007	2006
Bank of Communications, Branch of Daqing
City Economic Zone	5,398,866	1,630,320
Daqing City Commercial Bank	-	100,573

(m)	Revenue recognition

Revenue represents the invoiced value of goods sold recognized upon the delivery of goods to customers. Revenue is recognized when all of the following criteria are met:
- Persuasive evidence of an arrangement exists;
- Delivery has occurred or services have been rendered, and;
- The seller’s price to the buyer is fixed or determinable.

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

(n)	Costs of sales

Cost of sales consists primarily of material costs, employee compensation, depreciation and related expenses, which are directly attributable to the production of products. Write-down of inventory to lower of cost or market is also recorded in cost of revenues.

(o)	Leases

The Group did not have lease which met the criteria of capital lease. Leases which do not qualify as capital lease are classified as operating lease. Operating lease rental payment included in general and administrative expenses were nil and nil for the years ended December 31, 2007 and 2006 respectively.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(p)	Advertising

The Group expensed all advertising costs as incurred. Advertising expenses included in selling expenses were $72,835 and $212,504 for the years ended December 31, 2007 and 2006 respectively.

(q)	Shipping and handling

All shipping and handling are expensed as incurred. Shipping and handling expenses included in selling expenses were $35,577 and $25,148 for the years ended December 31, 2007 and 2006 respectively.

(r)	Research and development

All research and development costs are expensed as incurred. The research and development costs included in general and administrative expenses were $175,567 and $289,838 for the years ended December 31, 2007 and 2006 respectively.

(s)	Retirement benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the statements of income as incurred. The retirement benefit expenses included in general and administrative expenses were $26,970 and $19,522 for the years ended December 31, 2007 and 2006 respectively.

(t)	Income taxes

The Group accounts for income tax using an asset and liability approach and allows for recognition of deferred tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Group is able to realize their benefits, or that future realization is uncertain.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(u)	Foreign currency translation

The accompanying financial statements are presented in United States dollars. The reporting currency of the Group is the U.S. dollar ($). SWT and Sunway use its local currency, Renminbi (RMB), as its functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the end of period exchange rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on the Group because it has not engaged in any significant transactions that are subject to the restrictions.

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	2007	2006
Year end RMB : USD exchange rate	7.31410	7.81750
Average yearly RMB : USD exchange rate	7.61720	7.98189

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

(v)	Statutory reserves

As stipulated by the PRC’s Company Law and as provided in the SWT, and Sunway’s Articles of Association, SWT and Sunway’s net income after taxation can only be distributed as dividends after appropriation has been made for the following:

(i)	Making up cumulative prior years’ losses, if any;
(ii)
Allocations to the “Statutory surplus reserve” of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company's registered capital, which is restricted for set off against losses, expansion of production and operation or increase in registered capital;

(iii)
Allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company's “Statutory common welfare fund”, which is restricted for capital expenditure for the collective benefits of the Company's employees; and

(iv)	Allocations to the discretionary surplus reserve, if approved in the shareholders’ general meeting.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(w)	Comprehensive income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other financial statements. The Group’s current component of other comprehensive income is the foreign currency translation adjustment and the unrealised gain on investment held for resale.

(x)	Recent accounting pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, where fair value is the relevant measurement attribute. The standard does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal year beginning after November 15, 2007, and interim periods within that fiscal year. The Company is currently evaluating the impact of SFAS 157 on its operation and financial conditions.

In September 2006, the SEC issued SAB No. 108, which provides guidance on the process of quantifying financial statement misstatements. In SAB No. 108, the SEC staff establishes an approach that requires quantification of financial statement errors, under both the iron-curtain and the roll-over methods, based on the effects of the error on each of the Company’s financial statements and the related financial statement disclosures. SAB No.108 is generally effective for annual financial statements in the first fiscal year ending after November 15, 2006. The transition provisions of SAB No. 108 permit existing public companies to record the cumulative effect in the first year ending after November 15, 2006 by recording correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. The Company does not anticipate that the adoption of this standard will have a material impact on these consolidated financial statements

In February 2007, FASB issued Statement of Financial Accounting Standards No. (“SFAS”) 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities. The requirements of SFAS 159 are effective for our fiscal year beginning on January 1, 2008.

The Company does not anticipate that the adoption of this standard will have a material impact on these consolidated financial statements.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 permits companies to continue to use the simplified method, under certain circumstances, in estimating the expected term of “plain vanilla” options beyond December 31, 2007. SAB 110 updates guidance provided in SAB 107 that previously stated that the Staff would not expect a company to use the simplified method for share option grants after December 31, 2007. Adoption of SAB 110 is not expected to have a material impact on the Company’s consolidated financial statements

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS 160 on its consolidated financial statements but does not expect it to have a material effect

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 141(R), "Business Combinations”. SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, an any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS 141(R) on its consolidated financial statements but does not expect it to have a material effect.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

3.	CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments which potentially expose the Group to concentrations of credit risk, consists of cash and accounts receivable as of December 31, 2007 and 2006. The Group performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

As of December 31, 2007 and 2006, the Group’s bank deposits were all placed with banks in the PRC where there is currently no rule or regulation in place for obligatory insurance of bank accounts.

For the years ended December 31, 2007 and 2006, all of the Group’s sales were generated from the PRC. In addition, all accounts receivable as of December 31, 2007 and 2006 also arose in the PRC.

The maximum amount of loss due to credit risk that the Group would incur if the counter parties to the financial instruments failed to perform is represented the carrying amount of each financial asset in the balance sheet.

Normally the Group does not obtain collateral from customers or debtors.

Details of the customers accounting for 10% or more of the Group’s revenue are as follows:

	2007	2006

Customer A	$1,323,321	$-
Customer B	1,295,752	1,451,893
Customer C	-	1,123,550
Customer D	-	1,051,725
Customer E	-	959,378
Customer F	-	897,814

Details of customers accounting for 10% or more of the Group’s accounts receivable are as follows:

	2007	2006

Customer A	$275,851	$-
Customer B	269,861	-
Customer F	-	163,436
Customer G	235,149	-
Customer H	221,510	-
Customer I	159,005	-
Customer J	146,688	-
Customer K	-	148,766
Customer L	-	140,684

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

4.	SHORT TERM INVESTMENTS

On October 22, 2006, the Company invested in Bank of Communication Growth Fund (PRC) at a cost of $1,279,181 (RMB 10,000,000). The market value of this investment increased to $1,702,718 (RMB 13,311,000) as of December 31, 2006.

As at December 31, 2006, the appreciation in value of $423,537 (RMB 3,311,000) was recorded as “unrealized investment gain” and included in the stockholders’ equity.

As at July 15, 2007, the Group disposed of the investments and realized a gain of $1,316,888 (RMB10,031,000).

On July 12, 2007, the Company invested in Bank of Communications Schroders Monetary Investment Fund (PRC) at a cost of $3,413,328 (RMB 26,000,000). As at October 31, 2007, the Group disposed of the investments and realized a gain of $30,101 (RMB229,287).

5.	AMOUNT DUE FROM A RELATED COMPANY

Amount due from Beijing Sunway New-force Medical Treatment Tech Co.,Ltd (Beijing Sunway), a related company where Mr Liang Deli, the director of the Group is shareholder. The amount is unsecured, interest free and repayable on demand. The amount is hold by Beijing Sunway because of a recent development of representative offices in sundry location of China and this arrangement would be a better working capital arrangement.

6.	AMOUNT DUE FROM A DIRECTOR

Amount due from Liu Bo, the director of the company is unsecured, interest free and repayable on demand. The amount is hold by Beijing Sunway because of proposed development of representative offices in sundry location of China and this arrangement would be a better working capital arrangement.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

7.	TRADE RECEIVABLES, NET

	2007	2006

Trade receivable, gross	$1,533,085	$1,475,340
Provision for doubtful debts	(7,884)	(7,377)
	$1,525,201	$1,467,963

All of the above accounts receivable are due within one year of aging.

An analysis of the allowance for doubtful accounts for the years ended December 31, 2007 and 2006 is as follows:

	2007	2006

Balance at beginning of year	$7,377	$4,284
Addition of bad debt expense	-	2,891
Foreign exchange adjustment	507	202
Balance at end of year	$7,884	$7,377

Allowance was made when collection of the full amount is no longer probable. Management reviews and adjusts this allowance periodically based on historical experience, current economic climate as well as its evaluation of the collectibility of outstanding accounts. The Group evaluates the credit risks of its customers utilizing historical data and estimates of future performance.

8.	TRAVEL ADVANCES TO DIRECTORS

Travel advances were made to Directors to enable their execution of operational duties such as marketing and sales promotion. The following table provides an analysis of the outstanding accounts.

	2007	2006

Bo Liu	$4,244	$3,625
Qichai Zhao	700	655
Deli Liang	6,568	-
Weishan Sun	19,312	3,008
	$30,824	$7,288

9.	ADVANCES TO EMPLOYEES

Advances to employees are advances for purchases and traveling. They are unsecured, interest free and repayable on demand.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

10.	INVENTORIES

Inventories comprise the followings:
	2007	2006

Finished goods	$161,005	$200,852
Raw materials	605,928	175,856
	$766,933	$376,708

11.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment comprise the followings:

	2007	2006
At cost
Building	$1,356,392	$1,269,048
Machinery and equipment	1,022,960	902,789
Moldings	2,992,166	2,679,885
Computer software	1,942,823	1,407,099
Office equipment and motor vehicles	80,439	56,029
	$7,394,780	$6,314,850
Less: accumulated depreciation	(2,945,161)	(1,599,700)
	$4,449,619	$4,715,150

Depreciation and amortization expense is included in the statement of income and comprehensive income as follows:

	2007	2006

Cost of sales	$598,077	$233,573
General and administrative expenses	588,126	640,803
	$1,186,203	$874,376

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

12.	INTANGIBLES

Intangible assets are as follows:
	2007	2006

Land use rights, at cost	$1,269,151	$1,187,426
Less: accumulated amortization	(58,508)	(29,476)
	$1,210,643	$1,157,950

Technology-based design, at cost	$5,923,149	$-
Less: accumulated amortization	(200,301)	-
	$5,722,848	$-
	$6,933,491	$1,157,950

Patent of the Pneumatic Tube System has been registered with the PRC government under Serial No. 264-2004 2005 with a registration fee of $347 (RMB 2,800) which was expensed in 2003. This amount was immaterial for capitalization.

The Group acquired the rights to use a parcel of land totaling 26,522 square meters, for a consideration of $1,149,788 (RMB 9,282,700), located at Daqing Hi-Tech Industry Development Zone, Daqing, Heilongjiang in the People’s Republic of China 163316 for a term of 46 years from September 16, 2005 to June 13, 2052. The land has been used to build the Group’s facility.

Amortization expense included in the general and administrative expenses for the years ended 2007 and 2006 were $218,260 and $24,745respectively.

13.	SHORT TERM BANK LOANS

The Group was granted a loan of $383,754 (RMB 3,000,000) on April 28, 2006 for a term from April 28, 2006 to November 30, 2007 at an interest rate of 5.76% per annum to be secured by a mortgage of the Group’s real property being the office facility as registered under property permit reference number NA216750.

The loan agreement stipulated a repayment of $191,877 (RMB 1,500,000) on December 21, 2006; therefore, the loan balance outstanding at December 31, 2006 amounted to $191,877 (RMB 1,500,000).

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

14.	WARRANTY LIABILITIES

An analysis of the warranty liabilities for the years ended December 31, 2007 and 2006 is as follows:
	2007	2006

Balance at beginning of year	$22,811	$-
Addition of warranty liabilities	55,918	22,811
Warranty expense for the year	(23,378)	-
Balance at end of year	$55,351	$22,811

15.	SERIES B CONVERTIBLE PREFERRED STOCK AND ASSOCIATED WARRANTS

On June 5, 2007, the Company entered into a purchase agreement, whereby the company agreed to sell 165,432 shares of the Company’s Series B Preferred shares and various stock purchase warrants to purchase up to 18,686,054 shares of the Company’s common shares. The exercise price, expiration date and number of share eligible to be purchased with the warrants is summary in the following table:

	Investment Amount	Preferred B	A Warrant	B Warrant	J Warrant	C Warrant	D Warrant
Vision Opportunity Master Fund, Ltd.	6,500,000	160,494	4,814,815	2,407,407	4,362,416	4,362,416	2,181,208
Columbia China Capital Group, Inc.	200,000	4,938	148,148	74,074	134,228	134,228	67,114

Series of Warrant	Number of shares	Exercise Price	Expiry Date
Series A	4,962,963	$1.76	6 /5 /2012
Series B	2,481,481	2.30	6 /5 /2012
Series J	4,496,644	1.49	6 /5 /2008
Series C	4,496,644	1.94	6 /5 /2012
Series D	2,248,322	2.53	6 /5 /2012

The Series B preferred stock has liquidation rights senior to common stock and Series A preferred stock. In the event of a liquidation of the Company, holders of Series B preferred stock are entitled to receive a distribution equal to $40.50 per share of Series B preferred stock prior to any distribution to the holders of common stock and Series A preferred stock. The Series B preferred stock is entitled to non-cumulative dividends only upon declaration of dividends by the Company. To date, no dividends have been declared or accrued. The Series B preferred stock will participate based on their respective as-if conversion rates if the Company declares any dividends. After the Amendment were filed effect the Reverse Split, each share of Series B preferred stock would be convertible into 30 shares of Common Stock for $1.35 each, which both may be adjusted from time to time pursuant to the conversion rate. The holders of Series B preferred stock shall be entitled to voting rights by applicable law and the right to vote together with the holders of Common and Series A Preferred Stock.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

The gross proceeds of the transaction were $6.7 million. The proceeds from the transaction were allocated to the Series B preferred stock, warrants and beneficial conversion feature based on the relative fair value of the securities. The value of the Preferred Series B was determined by reference to the market price of the common shares into which it converts, and the gross value of the warrants was calculated using the Black -Scholes model with the following assumptions: expected life of 1 year, volatility of 117% and an interest rate of 4.99%.

The Company recognized a beneficial conversion feature discount on the Series B preferred stock at its intrinsic value, which was the fair value of the common stock at the commitment date for the Series B preferred stock investment, less the effective conversion price but limited to the $6.7 million of proceeds received from the sale. The Company recognized the $6.7 million beneficial conversion feature as an increase in paid in capital in the accompanying consolidated balance sheets on the date of issuance of the Series B preferred shares since the Series B preferred shares were convertible at the issuance date.

The agreement, also provided that if a Registration Statement is not effective within a certain period of time or the common shares are not listed on the NASDAQ or American exchange by December 31, 2008, the Company will pay the holders of the shares a penalty that can range from $67,000 to $670,000 and certain principal shareholders would issue up to 1,000,000 additional shares to the purchasers of the Preferred Series B shares. The company is accounting for these penalties in accordance with FAS 5 - Accounting for Contingencies, whereby the penalty will not be recorded as a liability until and if it is probable the penalty will be incurred. No penalty has been recorded in the accompanying financial statements for this contingency.

16.	EARNINGS PER SHARE

The calculation of the basic and diluted earnings per share attributable to the common stock holders is based on the following data:

Earnings:	2007	2006
Earnings for the purpose of basic earnings per share	$6,007,062	$4,068,149
Effect of dilutive potential common stock	-	-
Earnings for the purpose of basic earnings per share	$6,007,062	$4,068,149

Number of shares:
Weighted average number of common stock for the purpose of basic earnings per share	223,653	223,653
Effect of dilutive potential common stock	14,591,000	-
Weighted average number of common stock for the purpose of dilutive earnings per share	14,814,953	223,653

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

17.	INTEREST INCOME, NET

Interest income, net for the years ended December 31, 2007 and 2006 are as follows:

	2007	2006

Interests on bank borrowings	$(9,442)	$(28,863)
Bank charges	(689)	(404)
Bank deposit interest income	61,983	62,688
	$51,852	$33,421

18.	INCOME TAXES

The Company is registered in the State of Nevada whereas its subsidiary, WTL being incorporated in the British Virgin Islands is not subject to any income tax and conducts all of its business through its PRC subsidiary, SWT and Sunway (see note 1).

SWT and Sunway, being registered in the PRC, are subject to PRC’s Enterprise Income Tax. Pursuant to the PRC Income Tax Laws, Enterprise Income Taxes (“EIT”) is generally imposed at a statutory rate of 33%, which comprises 30% national income tax and 3% local income tax.

However, Sunway is a high technology company, and in accordance with the relevant regulations regarding the favorable tax treatment for high technology companies, Sunway is entitled to a reduced tax rate of 15% as long as Sunway located and registered in the high and advance technology development zone.

A reconciliation between the income tax computed at the U.S. statutory rate and the Group’s provision for income tax is as follows:

	2007	2006

U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	(34)%	(34)%
PRC Enterprise Income Tax	33%	33%
Tax holiday	(18)%	(18)%
Provision for income tax	15%	15%

19.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, trade accounts receivable, other receivables, accounts payable, and other payables, approximate their fair values because of the short maturity of these instruments and the availability of the market rates of interest.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

20.	TURNOVER BY PRODUCT

The Group has contracted with customers with two types of product altogether, workstation type A and workstation type B. These two types of workstation are of the same function but with different product design.

2007	Workstation	Workstation
	Type A	Type B	Consolidated

Turnover	$4,221,531	$7,643,607	$11,865,138

Cost of sales	(1,229,000)	(2,244,411)	(3,473,411)
	$2,992,531	$5,399,196	$8,391,727

2006	Workstation	Workstation
	Type A	Type B	Consolidated

Turnover	$6,149,169	$2,764,970	$8,914,139

Cost of sales	(1,666,407)	(720,589)	(2,386,996)
	$4,482,762	$2,044,381	$6,527,143

The Group’s operations are located in the PRC. All revenue is from customers in the PRC. All of the Group’s assets are located in the PRC. Sales of workstations are carried out in the PRC. Accordingly, no analysis of the Group's sales and assets by geographical market is presented.

21.	SUBSEQUENT EVENT

On February 7, 2008, 210,886 of Series A Preferred shares were automatically converted into12,653,160 shares of common stock upon the completion of a 86.3505-for-one reverse stock split (the “Reverse Split”) which occurred upon filing with the Secretary of State of the State of Nevada. Of the total 210,886 shares issued to Rise Elite, 99,383 shares were held in escrow to cover contingencies related to future earnings.

Name of shareholder	Number of Pref. A shares	Conversion Rate	Total Common Shares
Preferred A Stock
Issued to Rise Elite upon share exchange	210,886	60	12,653,160
Shares Held in Escrow	99,383	60	5,962,980
Total	111,503		6,690,180

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

On May 31, 2007, the Company’s board of directors approved the dismissal of Bagell Josephs Levine & Co. (“Bagell Josephs Levine”) as our registered independent certified public accounting firm effective on June 11, 2007. At the same time, the Company’s board of directors appointed Samuel H. Wong & Co., LLP (“SWC”) as its new registered independent certified public accounting firm.

The reason for the change in accounting firm was that Sunway’s operating businesses had previously been audited by SWC, and our new management elected to continue this existing relationship. During the fiscal years ended September 30, 2005 and 2006, there were no disagreements between our company and Bagell Josephs Levine on any matter listed under Item 304 Section (a)(1)(iv) A to E of Regulation S-B, including accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Bagell Josephs Levine would have caused Bagell Josephs Levine to make reference to the matter in its reports on our financial statements.

Bagell Josephs Levine’s audit opinions on the financial statements for the fiscal years ended September 30, 2005 and 2006 did not contain an adverse opinion or disclaimer of opinion, nor was either opinion qualified or modified as to uncertainty, audit scope or accounting principles, except that the reports of Bagell Josephs Levine for the fiscal years ended December 31, 2005 and 2006 indicated conditions which raised substantial doubt about the Company's ability to continue as a going concern.

Prior to engaging Bagell Josephs Levine, Bagell Josephs Levine did not provide our company with either written or oral advice that was an important factor considered by our company in reaching a decision to change our independent registered public accounting firm from Bagell Josephs Levine to SWC.

On January 28, 2008, Sunway Global Inc. (the “Company”) notified SWC that it was being terminated as the Company’s independent registered public accounting firm. The decision to dismiss SWC as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors on January 28, 2008. At the same time, the Company’s Board of Directors approved the engagement Albert Wong & Co. LLP (“Albert Wong & Co.”) as its independent registered public accounting firm for the Company’s fiscal year ended December 31, 2007.

The Company engaged SWC from May 31, 2007 through January 28, 2008 (the “Engagement Period”). During the Engagement Period, SWC did not issue any reports on the Company’s financial statements for either of the Company’s two most recent fiscal years that contained an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles. During the Engagement Period, the Company did not have any disagreements with SWC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to SWC’s satisfaction, would have caused them to make reference thereto in their reports on the Company’s financial statements for such years.

The Company has provided SWC with a copy of its disclosures on Form 8-K/A dated as of February 20, 2008 prior to the filing of these disclosures and has requested that SWC furnish a letter addressed to the Securities and Exchange Commission stating whether or not SWC agrees with the statements made herein above and, if not, stating in which respects SWC does not agree. The Company will file an amendment to this Report to file as an exhibit a copy of the requested letter from SWC upon receipt.

During the fiscal year ended December 31, 2007, the Company did not consult with Albert Wong & Co. regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report or oral advice was provided to the Company that was an important factor to be considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter or event that was the subject of disagreement, as that term is defined in Item 304(a)(1)(v) of Regulation S-B and the related instructions to Item 304 of Regulation S-B.

Prior to engaging Albert Wong & Co., Albert Wong & Co. did not provide our company with either written or oral advice that was an important factor considered by our company in reaching a decision to change our independent registered public accounting firm from SWC to Albert Wong & Co.

ITEM 8A – CONTROLS AND PROCEDURES

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

Based upon their evaluation as of the end of the period covered by this report, the Company's chief executive officer and chief financial officer concluded that, the Company's disclosure controls and procedures are effective to ensure that information required to be included in the Company's periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

The Company’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework  Based on its assessment the Company’s management believes that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. The management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

No changes in the Company's internal control over financial reporting have come to management's attention during the Company's last fiscal quarter that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

Limitations on Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

ITEM 8B – OTHER INFORMATION

In December 2006, Sun Weishan was appointed as the Company’s Chief Operating Officer and on December 1, 2007 was appointed as the Company’s Secretary.

PART III

ITEM 9 – DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(b) OF THE EXCHANGE ACT

Set forth below is certain information regarding our directors and executive officers.  Our Board of Directors is comprised of two directors.  There are no family relationships between any of our directors or executive officers. Each of our directors is elected to serve until the next annual meeting of our shareholders and until his successor is elected and qualified or until such director’s earlier death, removal or termination.

The following table sets forth certain information with respect to our directors and executive officers.

Directors and Executive Officers	Position/Title	Age
Liu Bo	President, Chief Executive Officer and Director	42
Samuel Sheng	Chief Financial Officer	37
Sun Weishan	Chief Operating Officer and Secretary	46
Liang Deli	Director	45

There are no family relationships among our directors or executive officers.

Our directors hold office until the next annual meeting of our shareholders, and until their successors have been qualified after being elected or appointed. Our officers serve at the discretion of our Board of Directors.

Set forth below is biographical information about our current directors and executive officers:

Liu Bo, our President and Chief Executive Officer and a director, has been Chairman of the Board, CEO and a director of Daqing Sunway since March 1993. Sunway is an affiliate of Rise Elite and WTL. Mr. Liu has a Bachelors degree in the field of Automatic Systems Engineering from Qiqihaer University in Heilongjiang Province, China in 1986.

Liang Deli became a director upon the resignation of Richard Astrom in June 2007. He has been Vice President of Sunway since August 1997, and is under contract to serve in that position until 2017. Mr. Liang’s area of focus is Sunway’s technology and market operations. Mr. Liang received a Bachelors degree in the field of Automatic Systems Design and Control from Shenyang Industry University in Liaoning Province, China in 1983.

Samuel Sheng has been Chief Financial Officer since November 2007. Mr. Sheng has held numerous management positions requiring expertise in financial and accounting matters. From 2004 until his appointment with the Company, he served as the Chief Financial Officer of American Lorain Corp, and from 2002 through 2004 he served as President and Chief Financial Officer of Linyi Jiangxing Steel Ltd.

Sun Weishan has been Secretary and Chief Operating Officer since December 2007. Prior to joining the Company, from April 2001 to December 2006 Mr. Sun served as Executive Director, Vice President, Assistant General Manager, and Secretary of the Board of Directors for Daqing Sunway. Mr. Sun graduated from Yenshan University and Daqing Petroleum Institute with degrees in mechanical engineering and chemical engineering, respectively.

To our knowledge, during the last five years, none of our directors and executive officers (including those of our subsidiaries) has:

•	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

•	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

•
Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

•
Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee Financial Expert

Our board of directors currently acts as our audit committee. Because we only recently consummated the Reverse Merger and appointed the current members of our board of directors, our board of directors has not yet determined whether we have a member who qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. Our board of directors is in the process of searching for a suitable candidate for this position.

Audit Committee

We have not yet appointed an audit committee, and our board of directors currently acts as our audit committee. At the present time, we believe that the members of board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. Our company, however, recognizes the importance of good corporate governance and intends to appoint an audit committee comprised entirely of independent directors, including at least one financial expert, during our 2008 fiscal year.

Section 16 Beneficial Ownership Compliance

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of the Company’s common stock, to file initial reports of ownership and reports of changes in ownership of our common stock with the SEC.

Based solely on the reports received by the Company and on written representations from certain reporting persons, we believe that the directors, executive officers and persons who beneficially own more than 10% of the Company’s common stock during the fiscal year ended December 31, 2007 have been in compliance with Section 16(a), except that Liu Bo, Liang Deli and David Wang did not timely file Form 3s on one occasion with respect to the reverse merger that occurred on June 6, 2007, and Samuel Sheng and Sun Weishan did not timely file Form 3s with respect to their appointment as chief operating officer and chief financial officer on December 1, 2007 and November 31, 2007, respectively..

ITEM 10 – EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our Chief Executive Officer and other executive officers during the years ended December 31, 2007 and 2006.

Summary Compensation Table

The following is a summary of the compensation paid by us to the individuals who have served as our CEO and any executive officers who have received compensation in excess of $100,000 for the two years ended December 31, 2007 and 2006.

		Salary (cash or non-cash)	Bonus (cash or non-cash)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Liu Bo CEO and Director (current)	2007	63,158	-	-	-	-	-	-	63,158
	2006	46,068	-	-	-	-	-	-	46,068

Richard Astrom CEO (former)	2007	-	-	-	-	-	-	-	-
	2006	13,734	-	-	-	-	-	-	13,734

Samuel Sheng CFO (current)	2007	3,378	-	-	-	-	-	-	3,378
	2006	-	-	-	-	-	-	-	-

David Wang CFO (former)	2007	39,473	-	-	-	-	-	-	39473
	2006	-	-	-	-	-	-	-	-

Outstanding Equity Awards at Fiscal Year-End

As of our fiscal years ended December 31, 2007 and 2006, we did not have any stock option plan or stock incentive plan and there were no outstanding equity awards as of our fiscal years ended December 31, 2007 and 2006. No equity awards were granted during the year ended December 31, 2007.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

We have the following employment contracts with the named executive officers:

Sun Weishan has an employment agreement with the Company. Pursuant to this employment agreement, Mr. Sun shall receive an annual base salary of $40,540 (RMB300,000) and may also receive a year-end performance bonus to be determined by the Board. Mr. Sun’s initial term as Secretary terminates December 30, 2010. If the Mr. Sun and the Company have not agreed to new employment terms within a month of expiration of the term, Mr. Sun’s terms of employment will be extended, and Mr. Sun will continue to serve as Secretary under the original terms of the employment agreement for up to three years thereafter.

Samuel Sheng has an employment agreement with the Company for a renewable three-year term beginning December 1, 2007. Pursuant to this employment agreement, Mr. Sheng shall receive an annual base salary of $40,540 (RMB300,000), subject to a year-end bonus to be determined by the Board of Directors.

Director Compensation

Other than as disclosed in the Summary Compensation Table above, Liang Deli received $46,068 for her services as a member of the Board of Directors for an initial term expiring on June 30, 2012. Our directors are also reimbursed for reasonable travel and other expenses incurred in connection with attending meetings of the board and its committees, if any.

ITEM 11- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

The following table lists stock ownership of our common stock as of March 6, 2008.  The information includes beneficial ownership by (i) holders of more than 5% of our common stock, (ii) each of our current directors and executive officers and (iii) all of our directors and executive officers as a group.

The information is determined in accordance with Rule 13d-3 promulgated under the Exchange Act based upon information furnished by the persons listed or contained in filings made by them with the Commission. Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our common stock beneficially owned by them.

Amount and Nature of Beneficial Ownership

Name and Address of Beneficial Owner	Director/Officer	Amount and Nature of Beneficial Ownership (1)		Percentage of Class (2)

Rise Elite International Limited		12,653,160	(3)	66.96%

Vision Opportunity Master Fund, Ltd.		5,441,777	(4)	28.80%

Liu Bo	President, Chief Scientific Officer and Director	8,906,580	(3)	47.13%

Liang Deli	Vice President and Director	969,240	(3)(5)	5.13%

Samuel Sheng	Chief Financial Officer	-	(6)	-

Sun Weishan	Chief Operating Officer and Secretary	-	(6)	-

All directors and officers as a group		9,875,820		52.26%

(1) Includes (i) the shares of Series A Convertible Preferred Stock which will automatically convert into Common Stock based on an one-for-60 conversion ratio after the 86.3035-for-one reverse split, (ii) shares of Common Stock issuable upon conversion of Series B Convertible Preferred Stock based on an one-for-30 conversion ratio after giving effect to the 86.3035-for-one reverse split, and (iii) shares of Common Stock issuable upon exercise of the Series A, B, J, C and D Warrants. Pursuant to the Certificate of Designation of the Series B Preferred, no holder of Series B Preferred may convert shares of Series B Preferred if such conversion would result in the holder beneficially owning in excess of 9.9% of our then issued and outstanding common stock. The Certificate of Designation provides, however, such conversion restrictions may be waived by holders of Series B Preferred by providing us with 61 days notice of their intent to waive such restrictions. In addition, pursuant to the terms of the Series A, B, J, C and D warrants, Vision and is contractually prohibited from exercising the Series A, B, J, C and D warrants if the number of shares of our common stock to be issued pursuant to such exercise would cause Vision to hold in excess of 9.9% of our then issued and outstanding shares of our common stock. Vision is permitted to waive such restrictions on exercise upon providing us sixty-one (61) days notice.

(2) Applicable percentage ownership is based on 18,897,317 shares of common stock outstanding following the reverse split. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Options to acquire shares of common stock that are currently exercisable or exercisable within 60 days of March 6, 2008 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3) Liu Bo and Liang Deli are shareholders of Rise Elite, holding 70.39% and 7.66% ownership interest in Rise Elite, respectively.

(4) Includes shares of Common Stock issuable upon conversion of 160,494 of Series B Preferred, of which Vision is the holder of 97% of that class of stock.

(5) Liang Deli was appointed and Richard Astrom resigned as a director of the Company in connection with the consummation of the Share Exchange Agreement effective on the tenth day following the mailing of an information statement on Schedule 14F-1 relating to the change in control of our board of directors, which we filed with the SEC on June 4, 2007.

(6) Samuel Sheng was appointed as Chief Financial Officer and Sun Weishan was appointed as Secretary to replace David Wang, who resigned as Chief Financial Officer and Secretary on November 6, 2007.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Except as in the transactions related to the June 2007 reverse merger set forth below, there have been no material transactions during the past two years between us and any officer, director or any shareholder owning greater than 5% of our outstanding shares, or any of their immediate family members:

Share Exchange Agreement

On June 6, 2007, we acquired WTL through a share exchange transaction with WTL and Rise Elite, the owner of 100% of the outstanding voting stock of WTL. Our President and Chief Executive Officer, Liu Bo and our director, Liang Deli, hold 70.39% and 7.66% ownership interests, respectively, in Rise Elite. As part of the reverse merger transaction, Rise Elite and the Company consummated a share exchange transaction on June 5, 2007, in which Rise Elite exchanged all its ownership interest in SWT for 210,886 shares of our Series A Preferred pursuant to the Share Exchange Agreement. In addition, up to 166,667 shares of Series A Preferred will be issued to Rise Elite if the Company meets certain earnings targets in 2007. As a result of the transactions described in this report, Vision owns 97% of our Series B Preferred and 66.3% of our common stock.

  Securities Escrow Agreement

Based on their ownership of shares of Rise Elite, Liang Deli and Liu Bo also had interests in the arrangement under the Securities Escrow Agreement, in which Rise Elite will either forfeit or take delivery of a number of shares of Series A Preferred based on whether the Company meets performance targets for 2007 and 2008.

Shell Purchase Agreement

Liu Bo, Liang Deli, and David Wang, our former Secretary and Chief Financial Officer, were officers and directors of Rise Elite. Each of them had an interest in the shell purchase transaction because in that transaction, Rise Elite, and indirectly its directors and officers, acquired the right to determine all of our directors. Mr. Wang subsequently resigned as Secretary and Chief Financial Officer on November 6, 2007.

Also under the Shell Purchase Agreement, Vision purchased, for $199,202 in cash, an outstanding debenture, payable by the Company in the amount of $199,202 with payment due in 2003, from its three holders, Sea Lion Investors LLC, Myrtle Holdings LLC, and Equity Planners LLC. The debenture was converted into 12,734,689 shares of our Common Stock at the closing of the private financing transaction.

Series B Purchase Agreement

Under the Series B Purchase Agreement, Vision purchased 160,494 shares of our newly-issued Series B Preferred for $6.5 million, making Vision the holder of 97% of that class of stock.

Lock-Up Agreement

Under a Lock-Up Agreement dated June 5, 2007 by and between the Company and Rise Elite, Rise Elite agreed that it will not sell or transfer any shares of our common stock, Preferred Series A or Preferred Series B until at least 18 months after the effective date of the initial registration statement to register the shares of our common stock issuable upon conversion of our Series B Preferred, and it will not sell or transfer more than one-twelfth of its total holdings of our common stock, Preferred Series A or Preferred Series B during any one month until at least 24 months after the effective date of the registration statement.

Other

Vision received 7,990 of the shares of Series A Preferred to which Kuhns Brothers was entitled under the Placement Agent Engagement Agreement. Kuhns Brothers was engaged by us to provide financial advisory and other services to Sunway, including assistance in identifying a shell company that was an appropriate target for a reverse merger transaction through which Sunway could become a public company. Kuhns Brothers assigned these shares to Vision as an incentive to Vision to serve as lead investor in the private financing transaction.

Director Independence

The Company currently has two directors, Liu Bo and Liang Deli. Neither director qualifies as an “independent” director as that term is defined under the National Association of Securities Dealers Automated Quotation system. Our company, however, recognizes the importance of good corporate governance and intends to appoint an audit committee comprised entirely of independent directors, including at least one financial expert, during our 2008 fiscal year.

ITEM 13. EXHIBITS

Exhibits:

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation, as amended and corrected.*
3.2	Bylaws.**
3.3	Specimen of Common Stock certificate.*
3.4	Certificate of Designations authorizing the Series A Convertible Preferred Stock, as amended and corrected.*
3.5	Certificate of Designations authorizing the Series B Convertible Preferred Stock, as amended and corrected.*
4.1	Series B Stock Purchase Agreement, dated as of June 5, 2007, by and among the Company, Vision Opportunity Master Fund, Ltd. and each of the other investors party thereto.*
4.2	Registration Rights Agreement, dated as of June 5, 2007, by and between the Company and Vision Opportunity Master Fund, Ltd.*
4.3	Lock-Up Agreement, dated as of June 5, 2007, by and among the Company and Rise Elite.*
4.4	Form of Series A Warrant*
4.5	Form of Series B Warrant*
4.6	Form of Series C Warrant*
4.7	Form of Series D Warrant*
4.8	Form of Series J Warrant*
4.9	Form of Series E Warrant issued to Kuhns Brothers*
5.1	Opinion of Sichenzia Ross Friedman Ference LLP
10.1	Share Exchange Agreement, dated as of June 5, 2007, by and between the Company, Rise Elite and World Through Limited.*
10.2
Securities Purchase Agreement, dated as of June 5, 2007, by and between the Company, Rise Elite, Vision Opportunity Master Fund, Richard Astrom, Christopher Astrom, and certain other parties signatory thereto.

10.3	Form of Escrow Agreement, dated June 5, 2007, by and between the Company, Rise Elite, Vision and Loeb and Loeb LLP.***
10.4	Engagement Letter Agreement, dated September 1, 2006, by and between Sunway and Kuhns Brothers, Inc.*
10.5	Form of Securities Escrow Agreement, dated June 5, 2007, by and between the Company, Vision Opportunity Master Fund, Ltd., Rise Elite and Loeb and Loeb LLP.*
10.6	Form of Consignment Agreement, dated as of June 5, 2007, between Rise Elite and the Shareholders of Sunway.***
10.7	Form of Consignment Transfer Agreement, dated as of June 5, 2007, between Rise Elite and WTL.***
10.8	Exclusive Purchase Option Agreement, dated as of June 5, 2007, between shareholders of Sunway and WTL.***
10.9	Intellectual Property Transfer Agreement, dated as of June 5, 2007, between Sunway and SWT.***
10.10	Intellectual Property Licensing Agreement, dated as of June 5, 2007, between Sunway and SWT.***
10.11	Consigned Management Agreement, dated as of June 5, 2007, between SWT, Sunway, and the shareholders of Sunway.***
10.12	Loan Agreement, dated as of June 5, 2007, between Sunway and SWT.***
10.13	Equipment Lease Agreement, dated as of June 5, 2007, between Sunway and SWT.***
10.14	Amendment to Registration Rights Agreement dated July 24, 2007 by and between the Company, Vision Opportunity Master Fund, Ltd., and Columbia China Capital Group, Inc.
21.1	List of Subsidiaries*
23.1	Report of Independent Registered Public Accounting Form (Albert Wong & Co., LLP) (filed herewith).
31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Act of 2002 Section 302.
31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Act of 2002 Section 302.
32.1	Certification by Chief Executive Officer pursuant to Sarbanes-Oxley Act of 2002 Section 906.
32.2	Certification by Chief Financial Officer pursuant to Sarbanes-Oxley Act of 2002 Section 906.

* Incorporated by reference to the exhibit of the same number to our report on form 8-K filed with the SEC on June 12, 2007.
** Incorporated by reference to the exhibit of the same number to our report on form 8-K/A filed with the SEC on June 20, 2007.

*** Incorporated by reference to the exhibit of the same number to our report on form 8-K/A filed with the SEC on June 27, 2007.

___________________________________________

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees incurred by the Company’s independent registered public accounting firms, for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2007 and December 31, 2006, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB and other SEC filings during those fiscal years were approximately $15,000 (SWC) and $50,000 (Albert Wong), respectively.

Audit-Related Fees. The aggregate fees incurred by the Company’s independent registered public accounting firms were $22,610 ( SWC) and $1615 (Albert Wong), respectively, for audit-related services during the years ended December 31, 2007 and December 31, 2006.

Tax Fees. The Company did not incur any other fees from its independent registered public accounting firms for services rendered to the Company, other than the services covered in "Audit Fees" for the fiscal years ended December 31, 2007 and December 31, 2006.

All Other Fees. The Company did not incur any other fees from its independent registered public accounting firms for services rendered to the Company, other than the services covered in "Audit Fees" for the fiscal years ended December 31, 2007 and December 31, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNWAY GLOBAL, INC.

By:	/s/ Liu Bo
Liu Bo
Chief Executive Officer and Chairman (principal executive officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Liu Bo	Chief Executive Officer and Chairman of the Board of Directors	April 14, 2008
Liu Bo
/s/ Samuel Sheng	Chief Financial Officer (principal financial and accounting officer)	April 14, 2008
Samuel Sheng
/s/ Liang Deli	Director	April 14, 2008
Liang Deli