Form 10-Q
period 2008-03-31
Sunway Global Inc.
filed 2008-05-15
CIK 1096840

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGEACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008.

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

FOR THE TRANSITION FROM _______ TO ________.

COMMISSION FILE NUMBER 000-27159

SUNWAY GLOBAL, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	26-1650042
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Daquing Hi-Tech Industry Development Zone, Daquing, Heilongjiang, People’s Republic of China, 163316
(Address of principal executive offices) (Zip Code)

Issuer's telephone Number: 86-459-604-6043

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGSDURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 14, 2008, there were 14,083,629 outstanding shares of the Registrant's Common Stock,  $0.001 par value.

PART IFINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONTENTS	PAGES

BALANCE SHEETS	2 - 3

STATEMENTS OF INCOME	4

STATEMENTS OF STOCKHOLDERS’ EQUITY	5 - 6

STATEMENTS OF CASH FLOWS	7 - 8

NOTES TO FINANCIAL STATEMENTS	9-24

SUNWAY GLOBAL INC.

CONSOLIDATED BALANCE SHEETS
AS AT MARCH 31, 2008 AND DECEMBER 31, 2007
(Stated in US Dollars)

	Notes	March 31, 2008	December 31, 2007
		(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents		$6,456,669	$5,820,100
Restricted cash		467,954	491,049
Trade receivables, net	6	2,208,760	1,525,201
Inventories	9	876,207	766,933
Advances to suppliers		421,542	1,331,159
Prepayments		595,282	125,333
Tender deposits		-	131,013
Travel advances to directors	7	39,137	30,824
Advances to employees	8	398,153	548,364

Total current assets		$11,463,704	$10,769,976
Amount due from a related company	4	830	585,678
Amount due from a director	5	726,133	1,028,474
Deposit for acquisition of computer software		1,281,650	-
Property, plant and equipment, net	10	5,396,525	4,449,619
Intangible assets, net	11	7,021,134	6,933,491
TOTAL ASSETS		$25,889,976	$23,767,238

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable		$39,823	$245,917
Income tax payable		282,820	157,877
Turnover and other taxes		235,056	143,857
Expected warranty expenses	12	57,651	55,351
Customers deposits		-	208,274
Accrued liabilities		374,037	323,464
Other payables		30,367	35,984

Total current liabilities		$1,019,754	$1,170,724

TOTAL LIABILITIES		$1,019,754	$1,170,724

See notes to consolidated financial statements

SUNWAY GLOBAL INC.

CONSOLIDATED BALANCE SHEETS
AS AT MARCH 31, 2008 AND DECEMBER 31, 2007
(Stated in US Dollars)

	Notes	March 31, 2008	December 31, 2007
		(Unaudited)	(Audited)
STOCKHOLDERS’ EQUITY
Series A Convertible Preferred
Stock $0.001 par value 400,000 shares authorized; Nil and 246,176 shares issued and outstanding at March 31, 2008 and December 31, 2007 respectively		$-	$246
Series B Convertible Preferred
Stock $0.001 par value 400,000 shares authorized; 165,432
shares issued and outstanding at March 31, 2008 and December 31, 2007	13	165	165

Common stock at $0.001 par value 100,000,000 shares authorized; 13,935,489 and 223,658 shares issued and outstanding at March 31, 2008 and December 31, 2007 respectively		13,935	224
Additional paid-in capital		16,339,368	16,352,833
Statutory reserves		2,165,287	2,165,287
Retained earnings		4,653,943	3,317,141
Accumulated other comprehensive income		1,697,524	760,618

		$24,870,222	$22,596,514
TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY		$25,889,976	$23,767,238

See notes to consolidated financial statements

SUNWAY GLOBAL INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE-MONTHS ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

		Three months ended March 31,
		2008	2007
	Notes

Net revenues	17	$3,563,425	$2,467,228
Cost of net revenues	17	(1,141,745)	(644,247)

Gross profit		$2,421,680	$1,822,981

Selling expenses		(162,555)	(10,592)
General and administrative expenses		(648,924)	(255,644)
Interest expenses		-	(3,040)
Interest income		143	1,457

Income from continuing activities before income taxes		$1,610,344	$1,555,162

Income taxes	15	(273,542)	(233,274)

Net income		$1,336,802	$1,321,888

Foreign currency translation		936,906	297,428
Unrealized gain on investments		-	667,065

Comprehensive income		$2,273,708	$2,286,381

Net income per share:
-Basic	14	$0.16	$5.91

-Diluted	14	$0.06	$5.91

Weighted average number of common stock
-Basic	14	$8,360,349	$223,653

-Diluted	14	$22,645,485	$223,653

See notes to consolidated financial statements

SUNWAY GLOBAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2007 AND THREE-MONTHS ENDED
MARCH 31, 2008
(Stated in US Dollars)(Unaudited)

					Additional			Accumulated
	Preferred	Preferred	No.		paid			other
	Series	Series	shares	Common	in	Statutory	Retained	comprehensive
	A	B	outstanding	stock	capital	reserves	earnings	income	Total

Balance, January 1, 2007	$246	$-	221,612	$224	$4,476,665	$1,161,382	$4,973,541	$432,707	$11,044,765
Reversal of realized gain on investment	-	-	-	-	-	-	-	(423,537)	(423,537)
Net income	-	-	-	-	-	-	6,047,505	-	6,047,505
Appropriation to statutory reserves	-	-	-	-	-	1,003,905	(1,003,905)	-	-
Issuance to Vision re: Debentures	-	-	-	-	199,200	-	-	-	199,200
Issuance of Series B Convertible
Preferred Stock	-	165	-	-	11,676,968	-	(6,700,000)	-	4,977,133
Foreign currency translation adjustment	-	-	-	-	-	-	-	751,448	751,448

Balance, December 31,2007	$246	$165	221,612	$224	$16,352,833	$2,165,287	$3,317,141	$760,618	$22,596,514

Balance, January 1, 2008	$246	$165	221,612	$224	$16,352,833	$2,165,287	$3,317,141	$760,618	$22,596,514
Conversion of Preferred Series A into Common Stock	(246)	-	13,713,877	13,711	(13,465)	-	-	-	-
Net income	-	-	-	-	-	-	1,336,802	-	1,336,802
Foreign currency translation adjustment	-	-	-	-	-	-	-	936,906	936,906

Balance, March 31,2008	$-	$165	13,935,489	$13,935	$16,339,368	$2,165,287	$4,653,943	$1,697,524	$24,870,222

See notes to consolidated financial statements

SUNWAY GLOBAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE-MONTHS MARCH 31, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

	Three months ended March 31,
	2008	2007
Cash flows from operating activities
Net income	$1,336,802	$1,321,888
Depreciation	177,687	146,495
Amortization	196,280	41,869
Adjustments to reconcile net income to net cash provided by operating activities:
Restricted cash	23,095	-
Trade receivables, net	(620,159)	(696,888)
Inventories	(77,394)	(115,922)
Advances to suppliers	964,951	(460,618)
Prepayments	383,008	(54,242)
Travel advances to directors	(39,137)	-
Advances to employees	(398,153)	-
Accounts payable	(214,661)	1,325
Income tax payable	118,380	(15,131)
Turnover and other taxes	85,220	196,530
Loans from unrelated parties	1,572,360	-
Amount due from a director	(726,133)	-
Customers deposits	(216,932)	(7,515)
Accrued liabilities	37,127	(24,481)
Other payables	(7,113)	(13,738)

Net cash provided by operating activities	$2,595,228	$319,572

Cash flows from investing activities
Purchase of plant and equipment	$(939,630)	$(1,877)
Deposit for acquisition of computer software	(1,281,650)	-

Net cash used in investing activities	$(2,221,280)	$(1,877)
Cash flows from financing activities	$-	$-

SUNWAY GLOBAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE THREE-MONTHS MARCH 31, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

	Three months ended March 31,
	2008	2007

Net in cash and cash equivalents sourced	$373,948	$317,695

Effect of foreign currency translation on cash and cash equivalents	262,621	23,251

Cash and cash equivalents-beginning of year	5,820,100	1,749,048

Cash and cash equivalents-end of year	$6,456,669	$2,089,994

Supplementary cash flow information:
Tax paid	$1,364,381	$937,036
Interest received	143	1,457
Interest paid	-	3,040

See notes to consolidated financial statements

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-MONTHS ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

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
FOR THE THREE-MONTHS ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

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

The company owned the three subsidiaries since its reverse-merger on October 3, 2007. The detailed identities of the consolidating subsidiaries would have been as follows:

Name of Company	Place of incorporation	Attributable interest

World Through Ltd	British Virgin Islands	100%

Sunway World Through Technology (Daqing) Co Ltd	PRC	100%

*Daqing Sunway Technology Co Ltd	PRC	100%

*Beijing Sunway New-force Medical Treatment Tech Co.,Ltd	PRC	100%
*Note: Deemed variable interest entity

(c)	Use of estimates

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
FOR THE THREE-MONTHS ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

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
FOR THE THREE-MONTHS ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

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

Outstanding accounts balances are reviewed individually for collectability. The Company do not charge any interest income on trade receivables. Accounts balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. To date, the Company has not charged off any balances as it has yet to exhaust all means of collection.

(l)	Cash and cash equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company maintains bank accounts only in the PRC. The Company does not maintain any bank accounts in the United States of America.

	March 31, 2008	December 31, 2007
Bank of Communications, Branch of Daqing
City Economic Zone	5,523,397	5,398,866
Agricultural Bank of China	514,746	-
Daqing City Commercial Bank	75,858	72,690
HSBC	298,362	348,362
Cash on hand	44,306	182
	6,456,669	5,820,100

(m)	Restricted cash

Restricted cash are pledged deposits in an escrow account for investor relations purpose.

(n)	Revenue recognition

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

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-MONTHS ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(o)	Warranty liabilities

The Company warrants its products against defects in design, materials, and workmanship generally for three to five years. A provision for estimated future costs relating to warranty expense are recorded when products are shipped.

(p)	Costs of sales

Cost of sales consists primarily of material costs, employee compensation, depreciation and related expenses, which are directly attributable to the production of products. All inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, and the other costs of distribution network are also included. Write-down of inventory to lower of cost or market is also recorded in cost of revenues.

(q)	Advertising

The Group expensed all advertising costs as incurred. Advertising expenses included in selling expenses were $20,979 and $5,996 for the three-months ended March 31, 2008 and 2007 respectively.

(r)	Shipping and handling

All shipping and handling are expensed as incurred. Shipping and handling expenses included in selling expenses were $3,881 and $4,267 for the three-months ended March 31, 2008 and 2007 respectively.

(s)	Research and development

All research and development costs are expensed as incurred. The research and development costs included in general and administrative expenses were $377 and $3,085 and for the three-months ended March 31, 2008 and 2007 respectively.

(t)	Retirement benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the statements of income as incurred. The retirement benefit expenses included in general and administrative expenses were $10,118 and $7,045 for the three-months ended March 31, 2008 and 2007 respectively.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-MONTHS ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(u)	Income taxes

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

(v)	Foreign currency translation

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	March 31, 2008	December 31, 2007	March 31, 2007
Twelve months ended	-	7.3141	-
RMB : USD exchange rate
Three months ended	7.0222	-	7.7410
RMB : USD exchange rate
Average three months ended	7.1757	-	7.7714
RMB : USD exchange rate

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-MONTHS ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(w)	Statutory reserves

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

(iv)	Allocations to the discretionary surplus reserve, if approved in the shareholders’ general meeting.

(x)	Comprehensive income

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

(y)	Recent accounting pronouncements

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

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-MONTHS ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(y)	Recent accounting pronouncements (continued)

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
FOR THE THREE-MONTHS ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

3.	CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments which potentially expose the Group to concentrations of credit risk, consists of cash and accounts receivable as of March 31, 2008 and December 31, 2007. The Group performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

As of March 31, 2008 and December 31, 2007, the Group’s bank deposits were all placed with banks in the PRC where there is currently no rule or regulation in place for obligatory insurance of bank accounts.

For the three-months ended March 31, 2008 and 2007, all of the Group’s sales were generated from the PRC. In addition, all accounts receivable as of March 31, 2008 and December 31, 2007 also arose in the PRC.

The maximum amount of loss due to credit risk that the Group would incur if the counter parties to the financial instruments failed to perform is represented the carrying amount of each financial asset in the balance sheet.

Normally the Group does not obtain collateral from customers or debtors.

Details of the customers accounting for 10% or more of the Group’s revenue are as follows:

	For the three-months ended March 31,
	2008	2007

Customer A	$529,567	$-
Customer B	453,616	-
Customer C	438,983	-
Customer D	370,697	-
Customer E	-	382,816
Customer F	-	310,756

Details of customers accounting for 10% or more of the Group’s accounts receivable are as follows:

	March 31, 2008	December 31, 2007

Customer A	$633,135	$275,851
Customer B	-	269,861
Customer D	223,930	235,149
Customer H	-	221,510
Customer I	-	159,005
Customer J	-	146,688
Customer K	244,923	-

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-MONTHS ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

4.	AMOUNT DUE FROM A RELATED COMPANY

Amount due from Rise Elite International Ltd (Rise Elite), a related company where Mr. Liu Bo, the director of the Group is shareholder. The amount is unsecured, interest free and repayable on demand. The amount is hold by Rise Elite because of a recent development of representative offices in sundry location of China and this arrangement would be a better working capital arrangement.

5.	AMOUNT DUE FROM A DIRECTOR

Amount due from Mr. Liu Bo, the director of the company is unsecured, interest free and repayable on demand. The amount is hold by Beijing Sunway because of proposed development of representative offices in sundry location of China and this arrangement would be a better working capital arrangement.

6.	TRADE RECEIVABLES, NET

	March 31, 2008	December 31, 2007

Trade receivable, gross	$2,216,972	$1,533,085
Provision for doubtful debts	(8,212)	(7,884)
	$2,208,760	$1,525,201

All of the above accounts receivable are due within one year of aging.

An analysis of the allowance for doubtful accounts for the three-months ended March 31, 2008 and December 31, 2007 is as follows:

	March 31, 2008	December 31, 2007

Balance at beginning of period/year	$7,884	$7,377
Foreign exchange adjustment	328	507
Balance at end of period/year	$8,212	$7,884

Allowance was made when collection of the full amount is no longer probable. Management reviews and adjusts this allowance periodically based on historical experience, current economic climate as well as its evaluation of the collectability of outstanding accounts. The Group evaluates the credit risks of its customers utilizing historical data and estimates of future performance.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-MONTHS ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

7.	TRAVEL ADVANCES TO DIRECTORS

Travel advances were made to Directors to enable their execution of operational duties such as marketing and sales promotion. The following table provides an analysis of the outstanding accounts.

	March 31, 2008	December 31, 2007

Bo Liu	$14,389	$4,244
Qichai Zhao	-	700
Deli Liang	-	6,568
Weishan Sun	24,748	19,312
	$39,137	$30,824

8.	ADVANCES TO EMPLOYEES

Advances to employees are advances for purchases and traveling. They are unsecured, interest free and repayable on demand.

9.	INVENTORIES

Inventories comprise the followings:

	March 31, 2008	December 31, 2007

Finished goods	$538,386	$161,005
Raw materials	337,821	605,928
	$876,207	$766,933

10.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment,net comprise the followings:

	March 31, 2008	December 31, 2007
At cost
Building	$1,412,774	$1,356,392
Machinery and equipment	1,073,065	1,022,960
Moldings	4,052,476	2,992,166
Computer software	2,023,582	1,942,823
Office equipment and motor
vehicles	83,784	80,439

	$8,645,681	$7,394,780
Less: accumulated depreciation	(3,249,156)	(2,945,161)

	$5,396,525	$4,449,619

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-MONTHS ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

10.	PROPERTY, PLANT AND EQUIPMENT, NET(Continued)

Depreciation and amortization expense is included in the statement of income and comprehensive income as follows:

	For the three-months ended March 31,
	2008	2007
Cost of sales	$163,266	$145,200
General and administrative expenses	14,421	1,295
	$177,687	$146,495

11.	INTANGIBLE ASSETS, NET

Intangible assets, net are as follows:

	March 31, 2008	December 31, 2007

Land use rights, at cost	$1,321,908	$1,269,151
Less: accumulated amortization	(67,972)	(58,508)

	$1,253,936	$1,210,643

Technology-based design, at cost	$6,169,363	$5,923,149
Less: accumulated amortization	(402,165)	(200,301)

	$5,767,198	$5,722,848

	$7,021,134	$6,933,491

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

Amortization expense included in the general and administrative expenses for the three-months ended 2008 and 2007 were $196,280 and $41,869 respectively.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-MONTHS ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

12.	WARRANTY LIABILITIES

An analysis of the warranty liabilities as at March 31, 2008 and December 31, 2007 is as follows:

	2008	2007

Balance at beginning of period/year	$55,351	$22,811
Addition of warranty liabilities	-	55,918
Warranty expense for the year	-	(23,378)
Foreign currency difference	2,300	-
Balance at end of period/year	$57,651	$55,351

13.	SERIES B CONVERTIBLE PREFERRED STOCK AND ASSOCIATED WARRANTS

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

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-MONTHS ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

13.	SERIES B CONVERTIBLE PREFERRED STOCK AND ASSOCIATED WARRANTS

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

14.	EARNINGS PER SHARE

The calculation of the basic and diluted earnings per share attributable to the common stock holders is based on the following data:

	For the three-months ended March 31,
	2008	2007
Earnings:
Earnings for the purpose of basic earnings per share	$1,336,802	$1,321,888
Effect of dilutive potential common stock	-	-

Earnings for the purpose of basic earnings per share	$1,336,802	$1,321,888

Number of shares:
Weighted average number of common stock for the purpose of basic earnings per share	8,360,349	223,653
Effect of dilutive potential common stock	14,285,136	-

Weighted average number of common stock for the purpose of dilutive earnings per share	22,645,485	223,653

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-MONTHS ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

15.	INCOME TAXES

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

A reconciliation between the income tax computed at the U.S. statutory rate and the Group’s provision for income tax is as follows:

	Three months ended March 31,
	2008	2007

U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	(34%)	(34%)
PRC Enterprise Income Tax	33%	33%
Tax holiday	(18%)	(18%)

Provision for income tax	15%	15%

16.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-MONTHS ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

17.	SEGMENT INFORMATION

The Group currently is engaged in the manufacturing and selling of logistic transport systems. The Group has contracted with customers with four types of product altogether, workstation type A, workstation type B, workstation type C and Sunway Automatic Dispensing and Packing (“SADP”). These three types of workstation are of the same function but with different product design.

Net revenues and cost of revenues by product:

For the three months ended March 31, 2008	Workstation	Workstation	Workstation
	Type A	Type B	Type C	SADP	Consolidated

Net revenues	$653,597	$2,024,198	$356,064	$529,566	$3,563,425

Cost of net revenues	(177,442)	(628,720)	(134,920)	(200,663)	(1,141,745)

	$476,155	$1,395,478	$221,144	$328,903	$2,421,680

For the three months ended March 31, 2007	Workstation	Workstation	Workstation
	Type A	Type B	Type C	SADP	Consolidated

Net revenues	$1,067,194	$1,400,034	$-	$-	$2,467,228

Cost of net revenues	(283,369)	(360,878)	-	-	(644,247)

	$783,825	$1,039,156	$-	$-	$1,822,981

The Group’s operations are located in the PRC. All revenue is from customers in the PRC. All of the Group’s assets are located in the PRC. Sales of workstations are carried out in the PRC. Accordingly, no analysis of the Group's sales and assets by geographical market is presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

The information in this report contains forward-looking statements. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as "believes," "estimates," "could," "possibly," "probably," anticipates," "projects," "expects," "may," "will," or "should" or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from management's expectations.

The following discussion and analysis should be read in conjunction with our financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

Overview

As a result of the reverse merger, financing and related transactions described in our current report on Form 8-K/A filed with the SEC on June 27, 2007, the Company ceased to be a shell company and became a holding company for entities that, through contractual relationships, control the business of Daqing Sunway, a company organized under the laws of the PRC that designs, manufactures and sells logistic transport systems and medicine dispensing systems and equipment that are principally used by hospitals and other medical facilities in the PRC. Because Sunway’s operations are the only significant operations of the Company and its affiliates, this discussion and analysis focuses on the business results of Sunway, comparing its results in the three months ended March 31, 2008 to the three month period ended March 31, 2007. We have already sell our new core product—a medicine dispensation and packaging system also designed for use in hospitals and pharmacies—in the first quarter of 2008.

Three-month periods ended March 31, 2008 and March 31, 2007

Results of Operations

In the three months ended March 31, 2008, company net income slight increased. Although company net revenues and gross profit rose substantially as compared with the same period in the same period of 2007,but operating expenses also increased during these periods , bring on company net income slight increased. These increases are due in large part to increased sales of Daqing Sunway’s pneumatic tube transport systems and new productóa medicine dispensation and packaging system. Cost of sales also increased during these periods, somewhat outpacing the increase in sales. The increase in cost of sales is due largely to increased depreciation expenses related to Sunway’s investment in 2007 in new molds , production lines used and the increased prices of raw materials used in the manufacture of its newly designed medicine packaging and dispensing equipment. The increase in operating expense is due new products marketing expense.
The following table summarizes the results of our operations during the three months ended March 31, 2008 and 2007, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008	2007	Change	Change rate
Net Revenues	$3,563,425	$2,467,228	$1,096,197	44.43%
Cost of net revenues	$1,141,745	$644,247	$497,498	77.22%
Gross Profit	$2,421,680	$1,822,981	$598,699	32.84%
Gross Margin	67.96%	$73.89%		-5.93%
Operating Income	$1,610,201	$1,556,745	$53,456	3.43%
Net Income	$1,336,802	$1,321,888	$14,914	1.13%
Net profit margin	37.51%	53.58%		-16.07%

Net revenue
Net revenue for the first quarter of 2008, which resulted entirely from sales of pneumatic material transport system workstations (“PTS”) and Automatic Medicine Dispensing and Packing System (“SADP’), were $3,563,425, an increase of 44.43% as compared with the net revenue of $2,467,228 in the first quarter of 2007. In the first quarter of 2008, we sold 622 workstations, an increase of 14.34% as compared with 544 workstations sold in the first quarter of 2007; at the same time, we also sold two our new product.

The following table breaks down application categories as percentage of total sales.

	Three Months Ended March 31,
	2008		2007
	sales	% of total sales	sales	% of total sales
PTS	$3,033,859	85.14%	$2,467,228	100.00%
SADP	$529,566	14.86%	$-	-
Total sales	$3,563,425	100.00%	$2,467,228	100.00%

Gross Profit

Gross profit increased 32.84% to $2,421,680 for the three months ended March 31, 2008, as compared to $1,822,981 for the three months ended March 31, 2007. Our gross profit margin fell 5.93% from 73.89% as of the three months ended March 3, 2007 to 67.96% as of the same period of 2008, mainly due to our efforts to develop new molds and new production line, which raised depreciation costs and therefore raised the cost of sales; at the same time, due to the use of newer but more costly raw materials instead of old raw material in order to increase product quality and perfect workstation surface, raw material costs increased markedly.

The table below presents information about our gross profit for the periods indicated:

	Three Months Ended March 31,
	2008		2007
	US$	Gross profit margin	US$	Gross profit margin

Gross Profit	$2,421,680	67.96%	$1,822,981	73.89%

Income from Operations

Operating income increased 3.34% to $1,610,201 for the three months ended March 31, 2008, as compared with $1,556,745 for the three months ended March 31, 2007. The increase was primarily a result of the higher revenue by the higher cost reduces during the three months ended March 31, 2008 as compared to the same period of 2007.

Cost of Sales

Cost of sales increased to $1,141,745 for the three months ended March 31, 2008, representing 77.22% increase as compared with $644,247 for the same period of 2007. This increase is due primarily to increased revenues, raw materials prices and depreciation cost from the three months ended March 31, 2008 to the same period of 2007. The Raw materials prices increased 8.02% for the three months ended March 31, 2008, as compared to the same period of 2007.

The table below presents information about our cost of sales for the periods indicated:

	Three Months Ended March 31,
	2008	2007	Change
Cost of sales	$1,141,745	$644,247	77.22%

Operating Expenses

Operating expenses were $811,479 for the three months ended March 31, 2008, an increase of 204.80% as compared to $266,236 for the same period of 2007. This increase was composed by two reasons: (1) selling expenses increased $151,963, or 1,434.70% to $162,555 in the three months ended March 31, 2008 from $10,592 for the same period of 2007; and (2) general & administration increased $393,280, or 153.84% to $648,924 in the three months ended March 31, 2008 from $255,644 for the same period of 2007. In the three months ended March 31, 2008, we increased exhibition fees for promoting our new products, which totaled $60,147, compared with $10,191 for the same period of 2007. Also, in the three months ended March 31, 2008, we increased salary and benefits of management. Reflecting this change, costs related to salary and benefits increased 65.74% in the three months ended March 31, 2008, compared with the same period of 2007; and amortization of intangible assets increased $154,411, or 368.80% to $196,280 in the three months ended March 31, 2008 from $41,869 as of the same period of 2007; and cost of direct sales offices were increased from null as of the three months ended March 31, 2007 to $84,787 as of the same period of 2008.

The table below presents information about our operating expenses for the periods indicated:

	Three Months Ended March 31,
	2008	2007	change
Selling expenses	$162,555	$10,592	1434.70%
General & Administrative Expenses	$648,924	$255,644	153.84%
Total operating expenses	$811,479	$266,236	204.80%

Net Income

Net income was $1,336,802 for the three months ended March 31, 2008, an increase of 1.13% from $1,321,888 for the same period of 2007, The slight increase is primarily due to i) substantial net revenue increase, ii) sustained gross margin in spite of extremely volatile raw material prices; iii) partially offset by higher operating expenses and depreciation cost.

Cash and Cash Equivalents

Cash and Cash Equivalents increased to $6,456,669 as of the three months ended March 31, 2008, as compared to $5,820,100 as of the fiscal year ended December 31, 2007. This increase was mainly due to slight increase of net income in the first quarter of 2008.

Accounts Receivable

Accounts Receivable increased 44.82% to $2,208,760 as of the three months ended March 31, 2008, compared with $1,525,201 as of in the fiscal year ended December 31, 2007. This increase in accounts receivable was primarily attributable to a substantial increase in workstation and new product-Automatic Medicine Dispensing and Packing System sales in the first quarter of 2008.

Inventory

Inventory consists of raw materials and finished goods. As of the three months ended March 31, 2008, the recorded value of our inventory has increased 14.25% to $876,207 from $766,933 as of the fiscal year ended December 31, 2007. This increase is mainly due to a increase in finished goods from $161,005 as of December 31, 2007 to $538,386 as of March 31, 2008, an increase of 234.39%. In addition raw materials decreased from $605,928 as of December 31, 2007 to $337,821 as of March 31, 2008, a decrease of 44.25%, which was due to increased sales and designed capacity.

The table below presents information about our inventory for the periods indicated:

Item	March 31, 2008	December 31, 2007	change
Raw material	$337,821	$605,928	-44.25%
Finished goods	$538,386	$161,005	234.39%
Total	$876,207	$766,933	14.25%

Accounts payable

Accounts payable amounted to $39,823 as of the three months ended March 31, 2008, a decrease of 83.81% from $245,917 as of the fiscal year ended December 31, 2007. This decrease is mainly due to cash purchase raw material.

Liquidity and Capital Resources

We have historically financed our operations and capital expenditures principally through private placements of debt and equity offerings, and cash provided by operations.

On June 6, 2007 in closing, we raised $6.7 million in gross proceeds through private placement offering of our series B convertible preferred stock. We received $4,976,335 in net proceeds after deducting placement agent discounts and commissions and payment of professional and other related expenses.

 As is customary in our industry, we provide payment terms to most of our customers that exceed terms that we receive from our suppliers. Therefore, the Company’s liquidity needs have generally consisted of working capital necessary to finance receivables and raw material inventory. Capital expenditures have historically been necessary to expand the production capacity of the Company’s manufacturing operations.

The table below presents information about our cash flow for the periods indicated:

	Three Months Ended March 31,
	2008	2007	Change
Net cash provided by (used in) operating activities	$2,595,228	$319,572	$2,275,656
Net cash provided by (used in) investing activities	$(2,221,280)	$(1,877)	$(2,219,403)
Net cash provided by (used in) financing activities	$0	$0	$0
Effect of foreign currency translation on cash and cash equivalents	$262,621	$23,251	$239,370
cash and cash equivalents at beginning of year	$5,820,100	$1,749,048	$4,071,052
Cash and cash equivalents-end of year	$6,456,669	$2,089,994	$4,366,675

Operating Activities

For the three months ended March 31, 2008, net cash provided by operating activities was $2,595,228. This was primarily attributable to our net income of $1,336,802, adjusted by an add-back of non-cash expenses mainly consisting of depreciation and amortization of $373,967 offset by a $884,459 increase in working capital. Specifically, the working capital increase was primarily due to i) a $620,159 accounts receivable decrease driven by revenue growth; ii)a $23,095 restricted cash increase; iii) a $77,349 inventories decrease, principally finished goods, to support planned expansion and sales growth; iv) a $964,951 increase in advance to suppliers to buy raw materials; vi) a $54,282 decrease in prepayments , travel advances to directors and advances to employees, consisting primarily of prepayments for raw materials supplies in advance of shipment and working capital of direct sales office; partially offset by a $865,180 increase in accounts payable, tax payable, loans from unrelated parties, amount due from a director, accrued liabilities, other payables, and accrued liabilities.

Investing Activities

For the three months ended March 31, 2008, net cash used in investing activities was $2,221,280 and was primarily attributable to i) a $939,630 capital expenditure for purchase of new plant and equipment; ii) a $1,281,650 capital expenditure for Deposit for acquisition of computer software.

In future periods, we believe that our existing cash, cash equivalents and cash flows from operations, combined with availability under our revolving credit facility, will be sufficient to meet our presently anticipated future cash needs for at least the next 9 months. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue.

We have no off-balance sheet arrangements and have not entered into any transactions involving unconsolidated, limited purpose entities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A.

ITEM 4T. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act the Company carried out an evaluation with the participation of the Company’s management, including Liu Bo, the Company’s Chief Executive Officer (“CEO”) and Samuel Sheng, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three months ended March 31, 2008. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation as to whether any change in our internal controls over financial reporting  occurred during the 2008 Quarter ended March 31, 2008.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the 2008 Quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

To our knowledge, there is no material litigation pending or threatened against us.

ITEM 1A. RISK FACTORS

N/A

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

To our knowledge, there is no material defaults upon senior securities.

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

ITEM 5 - OTHER INFORMATION

There were no matters required to be disclosed on Form 8-K during the first quarter ended March 31, 2007 which were not disclosed on such form.

ITEM 6 - EXHIBITS.

Exhibit No.	Description of Exhibit
31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Act of 2002 Section 302.
31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Act of 2002 Section 302.
32.1	Certification by Chief Executive Officer pursuant to Sarbanes-Oxley Act of 2002 Section 906.
32.2	Certification by Chief Financial Officer pursuant to Sarbanes-Oxley Act of 2002 Section 906.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 14, 2008

SUNWAY GLOBAL, INC.

Dated: May 14, 2008	By:	/s/ Liu Bo
Liu Bo
Chief Executive Officer

Dated: May 14, 2008	By:	/s/ Samuel Sheng
Samuel Sheng
Chief Financial Officer