Form 10-K/A
period 2007-12-31
Sunway Global Inc.
filed 2008-06-30
CIK 1096840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursant to Section 13 or Section 15(d) of the Act Yes ☒ No ☐

 (COVER CONTINUES ON FOLLOWING PAGE)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $4,176,134

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 18,446,045 shares issued and outstanding as of June 26, 2008.

*As of June 6, 2007, Sunway Global Inc. changed its fiscal year end from September 30 to December 31. The new fiscal period was first reflected in the Company’s Form 10-QSB for the quarter ending September 30, 2007.

EXPLANATORY NOTE:

This Amendment No. 1 to the Company’s Form 10-K is being provided as a result of the Company’s change in independent registered public accounting firm. Upon the change in accounts, as more fully described in the Company’s Current Report on Form 8-K/A as filed with the SEC on February 20, 2008, the new auditors re-audited the prior period financials. As a result of their audits, there have been adjustments to certain expense and equity items which are reflected in the financial statements filed herewith.

For the convenience of the reader, this Form 10-K/A sets forth the original Form 10-KSB in its entirety. However, this Form 10-K/A only amends our financial statements and the footnotes to our financial statements, along with the corresponding changes to our Management’s Discussion and Analysis. No other information in the original Form 10-KSB is amended hereby. In addition, pursuant to the rules of the SEC, Item 13 of Part III to the Initial Filing has been amended to contain currently dated certifications from our Principal Executive Officer and Principal Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Principal Executive Officer and Principal Financial Officer are attached to this Form 10K/A as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively.

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

The following table sets forth our estimates, based on information we have collected from bids, the internet and other market intelligence, of the relative number of hospitals and medical facilities in the PRC supplied with pneumatic transport systems by us and our major competitors in 2006 and 2007:

		Time of PRC	Percentage of PRC Hospitals Adopting PTS
Name	Brand	Market Entry	2007	2006
Daqing Sunway Technology Co. Ltd.	Suntrans	2002	48.5%	46%
Beijing Chuansheng Weiye Science Trade Co., Ltd.	Telecom	1999	3.5%	3.5%
Hainan Lingjing Medical Purification Project Co., Ltd.	Swisslog	1998
Jiangsu Jiuxin Purification Project Co., Ltd.	Swisslog	1998	20%	21.8%
Beijing Ruize Network Co., Ltd.	Sumetzberger	1996	15%	16.1%
Beijing Keliping Medical Equipment Co., Ltd	Hortig	2006	7.3%	7.3%
Shanghai Yili Co., Ltd.	Hortig	2001

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

Localized and Customized Technology : We are the only provider of PTS with localized interfaces in Chinese language specifically designed based on the needs of PRC customers. Daqing Sunway’s PTS is therefore more user friendly for Chinese speaking customers. Our competitors’ products are based on English language interfaces. As the general population in the PRC is not proficient in English, purchasers of our competitors’ products are required to employ highly educated and specially trained English speaking personnel to operate their systems, which represents an additional expense adding to their already higher prices. In addition, as the technologies used in our systems are developed by us, we have the capacity and flexibility to easily and quickly adapt our products to specific customer requirements and changing market trends.

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

ITEM 1A. - RISK FACTORS

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

Not Applicable

Available Information

Our electronic filings with the United States Securities and Exchange Commission (including our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to these reports) are available free of charge on the Securities and Exchange Commission’s website at http://www.sec.gov.

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

Effective on November 30, 2005, Daqing Sunway granted a lien on the land use right and property located at the West Wing of Building No. 15 to Daqing Industrial and Commercial Mortgage Company for a debt of Sunway in the amount of 3,000,000 RMB owed to it. The lien will expire on November 30, 2009. The property located in the North Section of Longfeng District, West Wing of Building No. 15, 1 st Floor is not currently used in Daqing Sunway’s business.

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

PART II

ITEM 5 - MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None.

ITEM 6 – SELECT FINANCIAL DATA

Not Applicable

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

	Fiscal Year Ended December 31,
	2007	2006	Change		Change rate
Net Revenues	$11,865,138	$8,914,139		$2,950,999	33.10%
Cost of net revenues	$3,473,411	$2,386,996		$1,086,415	45.51%
Gross Profit	$8,391,727	$6,527,143		$1,864,584	28.57%
Gross Margin	70.73%	73.22%	$		-2.49%
Operating Income	$5,829,728	$4,883,699		$946,029	19.37%
Net Income	$6,047,505	$4,029,553		$2,017,952	50.08%
Net profit margin	50.97%	45.20%			5.77%

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

The following table presents information about our revenue for the periods indicated:

	Fiscal Year Ended December 31,
	2007	2006	Change
Net revenues	$11,865,138	8,914,139	33.10%

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

Cost of Net Revenues

Cost of net revenues increased to $3,473,411 for the fiscal year ended December 31, 2007, representing 45.51% increase as compared with $2,386,996 for the same period of 2006. This increase is due primarily to purchases in August 2006, during which we purchased several new molds used in transport system production line, and in November 2006 during which we purchased new production line using for dispensation and packaging system, both of which increased the depreciation cost from the time of purchase forward; and prices of raw materials increased 5.96% for the fiscal year ended December 31, 2007, as compared to the same period in 2006.

The table below presents information about our cost of sales for the periods indicated:

	Fiscal Year Ended December 31,
	2007	2006	Change
Cost of net revenues	$3,473,411	$2,386,996	45.51%

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

Net Income

Net income was $6,047,505 for the fiscal year ended December 31, 2007, an increase of 50.08% from $4,029,553 for the same period of 2006. This increase is attributable to the increase in sales of our workstation products and disposal of investments. Our net profit margin rose 5.77% from 45.20% as of the fiscal year ended December 31, 2006 to 50.97% as of the same period of 2007. This increase was primarily attributable to the Company’s increase in gains on disposal of investments by $1,346,989 for the fiscal year ended December 31, 2007, accounting for 11.35% of net revenues.

Cash and Cash Equivalents

Cash and Cash Equivalents increased to $5,820,100 as of December 31, 2007, as compared to $1,749,048 as of December 31, 2006. This increase was mainly due to our reverse merger and private placement on June 6, 2007, which resulted in an increase of $4,977,133 in net cash.

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

Inventory

Inventory consists of raw materials and finished goods as of December 31, 2007; the recorded value of our inventory has increased 103.59% to $766,933 from $376,708 as of December 31, 2006. This increase is mainly due to a decrease in finished goods from $200,852 as of December 31, 2006 to $161,005 as of December 31, 2007, a decrease of 19.84%. In addition direct raw materials increased from $175,856 as of December 31, 2006 to $605,928 as of December 31, 2007, an increase of 244.56%, which was due to increased sales and design capacity.

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

The table below presents information about our cash flow for the periods indicated:

	Fiscal Year Ended December 31,
	2007	2006	Change
Net cash provided by (used in) operating activities	$4,412,092	$4,161,381	$250,711
Net cash provided by (used in) investing activities	$-5,198,439	$-3,516,947	$-1,681,492
Net cash provided by (used in) financing activities	$4,979,412	$-75,170	$5,054,582
Effect of foreign currency translation on cash and cash equivalents	$-122,013	$-8,541	$-113,472
cash and cash equivalents at beginning of year	$1,749,048	$1,188,325	$560,723
Cash and cash equivalents–end of year	$5,820,100	$1,749,048	$4,071,052

Operating Activities

For the fiscal year ended December 31, 2007, net cash provided by operating activities was $4,412,092. This was primarily attributable to our net income of $6,047,505, adjusted by an add-back of non-cash expenses mainly consisting of depreciation and amortization of $1,404,463 offset by a $1,692,887 decrease in working capital and a deduction of $1,346,989 profit on disposal of investments. Specifically, the working capital decrease was primarily due to i) a $42,054 accounts receivable decrease driven by reduce the deferral of payments by our customers; ii) a $349,802 inventory increase, principally raw materials, to support planned expansion and sales growth; iii) a $975,910 increase in advance to suppliers to purchase raw materials; vi) a $491,049 increase in restricted cash for Investors Relations hold-back, v) a $350,505 increase in prepayments expenses , tender deposits, travel advances to directors and advances to employees, consisting primarily of prepayments for raw materials supplies in advance of shipment; partially offset by a $432,325 increase in accounts payable , other payables, and accrued liabilities.

Investing Activities

For the fiscal year ended December 31, 2007, net cash used in investing activities was $5,198,439 and was primarily attributable to i) a $2,659,808 income for net sales of short term investments; ii) a $619,627 capital expenditure for purchase of new plant and equipment; iii) a $5,687,457 capital expenditure improvement of intangibles assets and purchase of new intangibles; iv) a $562,406 working capital for Beijing direct sales offices; v) a $988,757 working capital for another direct sales offices.

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

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SUNWAY GLOBAL INC.

INDEX TO FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firms	F-2

Consolidated Balance Sheets as of December 31, 2007 and December 31, 2006	F-3 - F-4

Consolidated Statements of Operations for the Years Ended December 31, 2007 and December 31, 2006	F-5

Consolidated Statements of Shareholders' Equity for the Year Ended December 31, 2007 and December 31, 2006	F-6

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007 and December 31, 2006	F-7 - F-8

Notes to Consolidated Financial Statements	F-9 - F-25

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

/s/ Albert Wong & Co.

Hong Kong	Albert Wong & Co.
May 16, 2008	Certified Public Accountants

SUNWAY GLOBAL INC.

CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

	Notes	2007	2006
ASSETS
Current assets
Cash and cash equivalents		$5,820,100	$1,749,048
Restricted cash		491,049	-
Short term investments	4	-	1,702,718
Trade receivables, net	7	1,525,201	1,467,963
Inventories	10	766,933	376,708
Advances to suppliers		1,331,159	294,535
Prepayments		125,333	334,658
Tender deposits		131,013	42,924
Travel advances to directors	8	30,824	6,457
Advances to employees	9	548,364	54,992

Total current assets		$10,769,976	$6,030,003
Amount due from a related company	5	585,678	-
Amount due from a director	6	1,028,474	-
Property, plant and equipment, net	11	4,449,619	4,715,150
Intangibles, net	12	6,933,491	1,157,950
TOTAL ASSETS		$23,767,238	$11,903,103
LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current liabilities
Short term bank loans	13	$-	$191,877
Accounts payable		245,917	57,289
Income tax payable		157,877	249,843
Turnover and other taxes		143,857	110,886
Expected warranty expenses	14	55,351	22,811
Customers deposits		208,274	67,157
Accrued liabilities		323,464	164,537
Other payables		35,984	3,110

Total current liabilities		$1,170,724	$867,510

TOTAL LIABILITIES		$1,170,724	$867,510

See notes to consolidated financial statements

SUNWAY GLOBAL INC.

CONSOLIDATED BALANCE SHEETS (Continued)
AS AT DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

	Notes	2007	2006

STOCKHOLDERS’ EQUITY
Series A Convertible Preferred Stock $0.001 par value 400,000 shares authorized; 246,176 shares issued and outstanding at Dec 31, 2007 and 2006		$246	$246
Series B Convertible Preferred Stock $0.001 par value 400,000 shares authorized; 165,432 shares issued and outstanding at Dec 31, 2007 and 2006	15	165	-

Common stock at $0.001 par value, 100,000,000 shares; authorized 223,658 shares issued and outstanding at Dec 31, 2007 and 2006		224	224
Additional paid-in capital		16,099,333	4,223,165
Statutory reserves		2,127,978	1,124,073
Retained earnings		3,188,280	4,844,680
Accumulated other
comprehensive income		1,180,288	843,205

		$22,596,514	$11,035,593

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$23,767,238	$11,903,103

See notes to consolidated financial statements

SUNWAY GLOBAL INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

	Notes	2007	2006

Net revenues	20	$11,865,138	$8,914,139
Cost of net revenues	20	(3,473,411)	(2,386,996)

Gross profit		$8,391,727	$6,527,143

Selling expenses		(234,792)	(238,212)
General and administrative expenses		(2,327,207)	(1,405,232)

Operating income		$5,829,728	$4,883,699
Interest income/(expenses), net	17	51,852	(5,175)
Gain on disposal of investments	4	1,346,989	-
Loss on disposal of fixed assets		-	(58,186)

Income from continuing operations before
income taxes		$7,228,569	$4,820,338

Income taxes	18	(1,181,064)	(790,785)

Net income		$6,047,505	$4,029,553

Foreign currency translation		760,620	299,863
Unrealized gain on investments		-	423,537
Reclassification adjustment		(423,537)	-

Comprehensive income		$6,384,588	$4,752,953

Net income per share:
-Basic	16	$27.04	$18.02

-Diluted	16	$0.41	$18.02

Weighted average number of common stock
-Basic	16	$223,653	$223,653

-Diluted	16	$14,814,653	$223,653

See notes to consolidated financial statements

SUNWAY GLOBAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

					Additional			Accumulated
	Preferred	Preferred	No.		paid			other
	Series	Series	shares	Common	in	Statutory	Retained	comprehensive
	A	B	outstanding	stock	capital	reserves	earnings	income	Total

Balance, January 1,2006	$246	$-	221,612	$224	$4,223,165	$451,906	$1,487,294	$128,976	$6,291,811
Net income	-	-	-	-	-	-	4,029,553	-	4,029,553
Appropriation to statutory reserves	-	-	-	-	-	672,167	(672,167)	-	-
Unrealized gain on investment	-	-	-	-	-	-	-	423,537	423,537
Foreign currency translation adjustment	-	-	-	-	-	-	-	290,692	290,692
Balance, December 31,2006	$246	$-	221,612	$224	$4,223,165	$1,124,073	$4,844,680	$843,205	$11,035,593

Balance, January 1, 2007	$246	$-	221,612	$224	$4,223,165	$1,124,073	$4,844,680	$843,205	$11,035,593
Reversal of realized gain on investment	-	-	-	-	-	-	-	(423,537)	(423,537)
Net income	-	-	-	-	-	-	6,047,505	-	6,047,505
Appropriation to statutory reserves	-	-	-	-	-	1,003,905	(1,003,905)	-	-
Issuance to Vision re: Debentures	-	-	-	-	199,200	-		-	199,200
Issuance of Series B Convertible
Preferred Stock	-	165	-	-	11,676,968	-	(6,700,000)	-	4,977,133
Foreign currency translation adjustment	-	-	-	-	-	-	-	760,620	760,620
Balance, December 31,2007	$246	$165	221,612	$224	$16,099,333	$2,127,978	$3,188,280	$1,180,288	$22,596,514

See notes to consolidated financial statements

SUNWAY GLOBAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

	2007	2006
Cash flows from operating activities
Net income	$6,047,505	$4,029,553
Depreciation	1,186,203	874,376
Amortization	218,260	24,745
Profit on disposal of investments	(1,346,989)	-
Provision for bad debs	-	2,891
Loss on disposal of fixed assets	-	58,186
Adjustments to reconcile net income to net cash provided by operating activities:
Restricted cash	(491,049)	-
Trade receivables, net	42,054	(578,245)
Inventories	(349,802)	205,365
Advances to suppliers	(975,910)	48,209
Prepayments	223,112	(68,507)
Tender deposits	(81,747)	(42,040)
Travel advances to directors	(21,764)	(3,588)
Advances to employees	(470,106)	(53,859)
Accounts payable	178,921	(286,297)
Income tax payable	(104,819)	154,564
Turnover and other taxes	24,330	50,234
Expected warranty expenses	29,737	22,341
Customers deposits	131,064	(331,002)
Accrued liabilities	141,730	66,702
Other payables	31,362	(12,247)
Net cash provided by operating activities	$4,412,092	$4,161,381

Cash flows from investing activities
Sale of plant and equipment	$-	$48,359
Sale of short term investments	6,073,136	-
Advances to related company	(562,406)	-
Advances to a director	(988,757)	(2,736)
Purchase of short term investments	(3,413,328)	(1,301,195)
Purchase of plant and equipment	(619,627)	(2,261,375)
Purchase of intangibles assets	(5,687,457)	-

Net cash used in investing activities	$(5,198,439)	$(3,516,947)

Cash flows from financing activities
Proceeds from vision re: Debentures	$199,202	$-
Preference Stock	4,977,133	-
Bank borrowings	-	375,851
Bank loan repayments	(196,923)	(451,021)
Net cash provided by/(used in) financing activities	$4,979,412	$(75,170)

SUNWAY GLOBAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

	2007	2006

Net in cash and cash equivalents sourced	$4,193,065	$569,264

Effect of foreign currency translation on cash and cash equivalents	(122,013)	(8,541)

Cash and cash equivalents-beginning of year	1,749,048	1,188,325
Cash and cash equivalents-end of year	$5,820,100	$1,749,048

	2007	2006
Supplementary cash flow information:
Tax paid	$1,117,678	$965,229
Interest received	61,983	24,092
Interest paid	9,442	28,863

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

	2007	2006
Bank of Communications, Branch of Daqing
City Economic Zone	5,398,866	1,630,320
Daqing City Commercial Bank	72,690	100,573
HSBC	348,362	-
Cash on hand	182	18,155
	5,820,100	1,749,048

(m)	Restricted cash

Restricted cash are pledged deposits in an escrow account for investor relations purpose.

(n)	Revenue recognition

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

(q)	Leases

The Group did not have lease which met the criteria of capital lease. Leases which do not qualify as capital lease are classified as operating lease. Operating lease rental payment included in general and administrative expenses were nil and nil for the years ended December 31, 2007 and 2006 respectively.

(r)	Advertising

The Group expensed all advertising costs as incurred. Advertising expenses included in selling expenses were $72,835 and $212,504 for the years ended December 31, 2007 and 2006 respectively.

(s)	Shipping and handling

All shipping and handling are expensed as incurred. Shipping and handling expenses included in selling expenses were $35,577 and $25,148 for the years ended December 31, 2007 and 2006 respectively.

(t)	Research and development

All research and development costs are expensed as incurred. The research and development costs included in general and administrative expenses were $175,567 and $289,838 for the years ended December 31, 2007 and 2006 respectively.

(u)	Retirement benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the statements of income as incurred. The retirement benefit expenses included in general and administrative expenses were $26,970 and $19,522 for the years ended December 31, 2007 and 2006 respectively.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(v)	Income taxes

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

(w)	Foreign currency translation

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

(x)	Statutory reserves

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

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(y)	Comprehensive income

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

(z)	Recent accounting pronouncements

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

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

7.	TRADE RECEIVABLES, NET

	2007	2006

Trade receivable, gross	$1,533,085	$1,475,340
Provision for doubtful debts	(7,884)	(7,377)
	$1,525,201	$1,467,963

All of the above accounts receivable are due within one year of aging.

An analysis of the allowance for doubtful accounts for the years ended December 31, 2007 and 2006 is as follows:

	2007	2006

Balance at beginning of year	$7,377	$4,284
Addition of the provision	-	2,891
Foreign exchange adjustment	507	202
Balance at end of year	$7,884	$7,377

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

	2007	2006

Bo Liu	$4,244	$2,794
Qichai Zhao	700	655
Deli Liang	6,568	-
Weishan Sun	19,312	3,008
	$30,824	$6,457

9.	ADVANCES TO EMPLOYEES

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

16.	EARNINGS PER SHARE

The calculation of the basic and diluted earnings per share attributable to the common stock holders is based on the following data:

Earnings:	2007	2006
Earnings for the purpose of basic earnings per share	$6,047,505	$4,029,553
Effect of dilutive potential common stock	-	-
Earnings for the purpose of basic earnings per share	$6,047,505	$4,029,553
Number of shares:
Weighted average number of common stock for the purpose of basic earnings per share	223,653	223,653
Effect of dilutive potential common stock	14,591,000	-
Weighted average number of common stock for the purpose of dilutive earnings per share	14,814,653	223,653

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

17.	INTEREST INCOME/(EXPENSES), NET

Interest income/(expenses), net for the years ended December 31, 2007 and 2006 are as follows:

	2007	2006
Interests on bank borrowings	$(9,442)	$(28,863)
Bank charges	(689)	(404)
Bank deposit interest income	61,983	24,092
	$51,852	$(5,175)

18.	INCOME TAXES

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

Net revenues and cost of revenues by product:

2007	Workstation	Workstation
	Type A	Type B	Consolidated
Net revenues	$4,221,531	$7,643,607	$11,865,138
Cost of net revenues	(1,229,000)	(2,244,411)	(3,473,411)
	$2,992,531	$5,399,196	$8,391,727

2006	Workstation	Workstation
	Type A	Type B	Consolidated
Net revenues	$6,149,169	$2,764,970	$8,914,139
Cost of net revenues	(1,666,407)	(720,589)	(2,386,996)
	$4,482,762	$2,044,381	$6,527,143

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

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

ITEM 9A – CONTROLS AND PROCEDURES

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

ITEM 9B – OTHER INFORMATION

In December 2006, Sun Weishan was appointed as the Company’s Chief Operating Officer and o n December 1, 2007 was appointed as the Company’s Secretary.

PART III
ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

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

Set forth below is biographical information about our current directors and executive officers:

Liu Bo , our President and Chief Executive Officer and a director, has been Chairman of the Board, CEO and a director of Daqing Sunway since March 1993. Sunway is an affiliate of Rise Elite and WTL. Mr. Liu has a Bachelors degree in the field of Automatic Systems Engineering from Qiqihaer University in Heilongjiang Province, China in 1986.

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

Based solely on the reports received by the Company and on written representations from certain reporting persons, we believe that the directors, executive officers and persons who beneficially own more than 10% of the Company’s common stock during the fiscal year ended December 31, 2007 have been in compliance with Section 16(a), except that Liu Bo, Liang Deli and David Wang did not timely file Form 3s on one occasion with respect to the reverse merger that occurred on June 6, 2007, and Samuel Sheng and Sun Weishan did not timely file Form 3s with respect to their appointment as chief operating officer and chief financial officer on December 1, 2007 and November 31, 2007, respectively.

ITEM 11 – EXECUTIVE COMPENSATION

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

ITEM 12- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

Amount and Nature of Beneficial Ownership

Name and Address of Beneficial Owner	Director/Officer	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (2)

Rise Elite International Limited		12,653,160(3)	66.96%

Vision Opportunity Master Fund, Ltd.		5,441,777(4)	28.80%

Liu Bo	President, Chief Scientific Officer and Director	8,906,580 (3)	47.13%

Liang Deli	Vice President and Director	969,240 (3)(5)	5.13%

Samuel Sheng	Chief Financial Officer	- (6)	-

Sun Weishan	Chief Operating Officer and Secretary	-(6)	-

All directors and officers as a group		9,875,820	52.26%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Audit-Related Fees. The aggregate fees incurred by the Company’s independent registered public accounting firms were $ 22,610 ( SWC) and $1615 (Albert Wong), respectively, for audit-related services during the years ended December 31, 2007 and December 31, 2006.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

SUNWAY GLOBAL, INC.

June 27, 2008	By:	/s/ Liu Bo
Liu Bo
Chief Executive Officer and Chairman (principal executive officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Liu Bo	Chief Executive Officer and Chairman of the Board of Directors	June 27, 2008
Liu Bo

/s/ Samuel Sheng	Chief Financial Officer (principal financial and accounting officer)	June 27, 2008
Samuel Sheng

/s/ Liang Deli	Director	June 27, 2008
Liang Deli