Form 10-Q/A
period 2008-03-31
Sunway Global Inc.
filed 2008-06-30
CIK 1096840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q/A

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008.

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 26, 2008, 2008, there were 18,446,045 outstanding shares of the Registrant's Common Stock, $0.001 par value.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONTENTS	PAGES

BALANCE SHEETS	2 - 3

STATEMENTS OF INCOME	4

STATEMENTS OF STOCKHOLDERS’ EQUITY	5

STATEMENTS OF CASH FLOWS	6 - 7

NOTES TO FINANCIAL STATEMENTS	8-23

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

See notes to consolidated financial statements

SUNWAY GLOBAL INC.

CONSOLIDATED BALANCE SHEETS (Continued)
AS AT MARCH 31, 2008 AND DECEMBER 31, 2007
(Stated in US Dollars)

	Notes	March 31, 2008	December 31, 2007
		(Unaudited)	(Audited)
STOCKHOLDERS’ EQUITY
Series A Convertible Preferred Stock $0.001 par value 400,000 shares authorized; Nil and 246,176 shares issued and outstanding at March 31, 2008 and December 31, 2007 respectively		$-	$246
Series B Convertible Preferred Stock $0.001 par value 400,000 shares authorized; 165,432 shares issued and outstanding at March 31, 2008 and December 31, 2007	13	165	165

Common stock at $0.001 par value 100,000,000 shares authorized; 13,935,489 and 223,658 shares issued and outstanding at March 31, 2008 and December 31, 2007 respectively		13,935	224
Additional paid-in capital		16,085,868	16,099,333
Statutory reserves		2,127,978	2,127,978
Retained earnings		4,525,082	3,188,280
Accumulated other comprehensive income		2,117,194	1,180,288

		$24,870,222	$22,596,514

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY		$25,889,976	$23,767,238

See notes to consolidated financial statements

SUNWAY GLOBAL INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE-MONTHS ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

		Three months ended March 31,
		2008	2007
	Notes

Net revenues	17	$3,563,425	$2,467,228
Cost of net revenues	17	(1,141,745)	(644,247)

Gross profit		$2,421,680	$1,822,981

Selling expenses		(162,555)	(13,580)
General and administrative expenses		(648,924)	(387,513)

Income from operation		1,610,201	1,421,888
Interest expenses		-	(3,040)
Interest income		143	1,457

Income from continuing activities before income taxes		$1,610,344	$1,420,305

Income taxes	15	(273,542)	(233,274)

Net income		$1,336,802	$1,187,031

Foreign currency translation		936,906	76,577
Unrealized gain on investments		-	246,153

Comprehensive income		$2,273,708	$1,509,761

Net income per share:
-Basic	14	$0.16	$5.31

-Diluted	14	$0.06	$5.31

Weighted average number of common stock
-Basic	14	$8,360,349	$223,653

-Diluted	14	$22,645,485	$223,653

See notes to consolidated financial statements

SUNWAY GLOBAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2007 AND THREE-MONTHS ENDED
MARCH 31, 2008
(Stated in US Dollars)(Unaudited)

					Additional			Accumulated
	Preferred	Preferred	No.		paid			other
	Series	Series	shares	Common	in	Statutory	Retained	comprehensive
	A	B	outstanding	stock	capital	reserves	earnings	income	Total

Balance, January 1, 2007	$246	$-	221,612	$224	$4,223,165	$1,124,073	$4,844,680	$843,205	$11,035,593
Reversal of realized gain on investment	-	-	-	-	-	-	-	(423,537)	(423,537)
Net income	-	-	-	-	-	-	6,047,505	-	6,047,505
Appropriation to statutory reserves	-	-	-	-	-	1,003,905	(1,003,905)	-	-
Issuance to Vision re: Debentures	-	-	-	-	199,200	-	-	-	199,200
Issuance of Series B Convertible
Preferred Stock	-	165	-	-	11,676,968	-	(6,700,000)	-	4,977,133
Foreign currency translation adjustment	-	-	-	-	-	-	-	760,620	760,620

Balance, December 31,2007	$246	$165	221,612	$224	$16,099,333	$2,127,978	$3,188,280	$1,180,288	$22,596,514

Balance, January 1, 2008	$246	$165	221,612	$224	$16,099,333	$2,127,978	$3,188,280	$1,180,288	$22,596,514
Conversion of Preferred Series A
into Common Stock	(246)	-	13,713,877	13,711	(13,465)	-	-	-	-
Net income	-	-	-	-	-	-	1,336,802	-	1,336,802
Foreign currency translation
adjustment	-	-	-	-	-	-	-	936,906	936,906

Balance, March 31,2008	$-	$165	13,935,489	$13,935	$16,085,868	$2,127,978	$4,525,082	$2,117,194	$24,870,222

See notes to consolidated financial statements

SUNWAY GLOBAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE-MONTHS MARCH 31, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

	Three months ended March 31,
	2008	2007
Cash flows from operating activities
Net income	$1,336,802	$1,187,031
Depreciation	177,687	227,562
Amortization	196,280	41,869

Adjustments to reconcile net income to net cash provided by operating activities:
Restricted cash	23,095	-
Trade receivables, net	(620,159)	(694,156)
Inventories	(77,394)	(115,467)
Advances to suppliers	964,951	-
Prepayments	383,008	(493,761)
Travel advances to directors	(39,137)	-
Advances to employees	(398,153)	-
Accounts payable	(214,661)	(31,364)
Income tax payable	118,380	-
Turnover and other taxes	85,220	177,708
Loans from unrelated parties	1,572,360	-
Amount due from a director	(726,133)	-
Customers deposits	(216,932)	-
Accrued liabilities	37,127	-
Other payables	(7,113)	57,797

Net cash provided by operating activities	$2,595,228	$357,219

Cash flows from investing activities
Purchase of plant and equipment	$(939,630)	$-
Deposit for acquisition of computer software	(1,281,650)	-
Disposal of plant and equipment	-	33,645

Net cash used in investing activities	$(2,221,280)	$33,645

Cash flows from financing activities	$-	$-

SUNWAY GLOBAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE THREE-MONTHS MARCH 31, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

	Three months ended March 31,
	2008	2007

Net in cash and cash equivalents sourced	$373,948	$390,864

Effect of foreign currency translation on
cash and cash equivalents	262,621	(49,918)

Cash and cash equivalents-beginning of year	5,820,100	1,749,048

Cash and cash equivalents-end of year	$6,456,669	$2,089,994
Supplementary cash flow information:
Tax paid	$1,364,381	$937,036
Interest received	143	1,457
Interest paid	-	3,040

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

All research and development costs are expensed as incurred. The research and development costs included in general and administrative expenses were $377 and $2,520 and for the three-months ended March 31, 2008 and 2007 respectively.

(t)	Retirement benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the statements of income as incurred. The retirement benefit expenses included in general and administrative expenses were $10,118 and $13,576 for the three-months ended March 31, 2008 and 2007 respectively.

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

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-MONTHS ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

10.	PROPERTY, PLANT AND EQUIPMENT, NET(Continued)

Depreciation and amortization expense is included in the statement of income and comprehensive income as follows:

	For the three-months ended March 31,
	2008	2007
Cost of sales	$163,266	$145,200
General and administrative expenses	14,421	82,362

	$177,687	$227,562

11.	INTANGIBLE ASSETS, NET

Intangible assets, net are as follows:

	March 31, 2008	December 31, 2007

Land use rights, at cost	$1,321,908	$1,269,151
Less: accumulated amortization	(67,972)	(58,508)
	$1,253,936	$1,210,643

Technology-based design, at cost	$6,169,363	$5,923,149
Less: accumulated amortization	(402,165)	(200,301)
	$5,767,198	$5,722,848
	$7,021,134	$6,933,491

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

An analysis of the warranty liabilities as at March 31, 2008 and December 2007 is as follows:

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

14.	EARNINGS PER SHARE

The calculation of the basic and diluted earnings per share attributable to the common stock holders is based on the following data:

	For the three-months ended March 31,
Earnings:	2008	2007
Earnings for the purpose of basic
earnings per share	$1,336,802	$1,187,031
Effect of dilutive potential common
stock	-	-

Earnings for the purpose of basic
earnings per share	$1,336,802	$1,187,031

Number of shares:
Weighted average number of
common stock for the purpose of basic
earnings per share	8,360,349	223,653
Effect of dilutive potential common
stock	14,285,136	-

Weighted average number of common
stock for the purpose of dilutive
earnings per share	22,645,485	223,653

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

Results of Operations

Three-month periods ended March 31, 2008 and March 31, 2007

Results of Operations

In the three months ended March 31, 2008, company net income slight increased. Although company net revenues and gross profit rose substantially as compared with the same period in the same period of 2007,but operating expenses also increased during these periods , bring on company net income slight increased. These increases are due in large part to increased sales of Daqing Sunway’s pneumatic tube transport systems and new product - a medicine dispensation and packaging system. Cost of sales also increased during these periods, somewhat outpacing the increase in sales. The increase in cost of sales is due largely to increased depreciation expenses related to Sunway’s investment in 2007 in new molds , production lines used and the increased prices of raw materials used in the manufacture of its newly designed medicine packaging and dispensing equipment. The increase in operating expense is due new products marketing expense.

The following table summarizes the results of our operations during the three months ended March 31, 2008 and 2007, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008	2007	Change	Change rate
Net Revenues	$3,563,425	$2,467,228	$1,096,197	44.43%
Cost of net revenues	$1,141,745	$644,247	$497,498	77.22%
Gross Profit	$2,421,680	$1,822,981	$598,699	32.84%
Gross Margin	67.96%	$73.89%		-5.93%
Operating Income	$1,610,201	$1,421,888	$188,313	13.24%
Net Income	$1,336,802	$1,187,031	$149,771	12.62%
Net profit margin	37.51%	48.11%		-10.60%

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

The following table breaks down application categories as percentage of total sales.

	Three Months Ended March 31,
	2008		2007
	sales	% of total sales	sales	% of total sales
PTS	$3,033,859	85.14%	$2,467,228	100.00%
SADP	$529,566	14.86%	$-	-
Total net revenues	$3,563,425	100.00%	$2,467,228	100.00%

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

Income from Operations

Operating income increased 13.24% to $1,610,201 for the three months ended March 31, 2008, as compared with $1,421,888 for the three months ended March 31, 2007. The increase was primarily a result of the higher revenue by the higher cost reduces during the three months ended March 31, 2008 as compared to the same period of 2007.

Cost of net revenues

Cost of net revenues increased to $1,141,745 for the three months ended March 31, 2008, representing 77.22% increase as compared with $644,247 for the same period of 2007. This increase is due primarily to increased revenues, raw materials prices and depreciation cost from the three months ended March 31, 2008 to the same period of 2007. The Raw materials prices increased 8.02% for the three months ended March 31, 2008, as compared to the same period of 2007.

The table below presents information about our cost of sales for the periods indicated:

	Three Months Ended March 31,
	2008	2007	Change
Cost of net revenues	$1,141,745	$644,247	77.22%

Operating Expenses

Operating expenses were $811,479 for the three months ended March 31, 2008, an increase of 102.32% as compared to $401,093 for the same period of 2007. This increase was composed by two reasons: (1) selling expenses increased $148,975, or 1,097.02% to $162,555 in the three months ended March 31, 2008 from $13,580 for the same period of 2007; and (2) general & administration expenses increased $261,411, or 67.46% to $648,924 in the three months ended March 31, 2008 from $387,513 for the same period of 2007. In the three months ended March 31, 2008, we increased exhibition fees for promoting our new products, which totaled $60,147, compared with $10,191 for the same period of 2007. Also, in the three months ended March 31, 2008, we increased salary and benefits of management. Reflecting this change, costs related to salary and benefits increased 65.74% in the three months ended March 31, 2008, compared with the same period of 2007; and amortization of intangible assets increased $154,411, or 368.80% to $196,280 in the three months ended March 31, 2008 from $41,869 as of the same period of 2007; and cost of direct sales offices were increased from null as of the three months ended March 31, 2007 to $84,787 as of the same period of 2008.

The table below presents information about our operating expenses for the periods indicated:

	Three Months Ended March 31,
	2008	2007	change
Selling expenses	$162,555	$13,580	1,097.02%
General & Administrative expenses	$648,924	$387,513	67.46%
Total operating expenses	$811,479	$401,093	102.32%

Net Income

Net income was $1,336,802 for the three months ended March 31, 2008, an increase of 12.62% from $1,187,031 for the same period of 2007, The increase is primarily due to i) substantial net revenue increase, ii) sustained gross margin in spite of extremely volatile raw material prices; iii) partially offset by higher operating expenses and depreciation cost.

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

The table below presents information about our cash flow for the periods indicated:

	Three Months Ended March 31,
	2008	2007	Change
Net cash provided by (used in) operating activities	$2,595,228	$357,219	$2,238,009
Net cash provided by (used in) investing activities	$(2,221,280)	$33,645	$-2,254,925
Net cash provided by (used in) financing activities	$0	$0	$0
Effect of foreign currency translation on cash and cash equivalents	$262,621	$-49,918	$312,539
cash and cash equivalents at beginning of year	$5,820,100	$1,749,048	$4,071,052
Cash and cash equivalents-end of year	$6,456,669	$2,089,994	$4,366,675

Operating Activities

For the three months ended March 31, 2008, net cash provided by operating activities was $2,595,228. This was primarily attributable to our net income of $1,336,802, adjusted by an add-back of non-cash expenses mainly consisting of depreciation and amortization of $373,967 offset by a $884,459 increase in working capital. Specifically, the working capital increase was primarily due to i) a $620,159 accounts receivable increase driven by revenue growth; ii)a $23,095 restricted cash decrease; iii) a $77,349 inventories increase, principally finished goods, to support planned expansion and sales growth; iv) a $964,951 decrease in advance to suppliers to buy raw materials; vi) a $54,282 decrease in prepayments , travel advances to directors and advances to employees, consisting primarily of prepayments for raw materials supplies in advance of shipment and working capital of direct sales office; partially offset by a $865,180 decrease in accounts payable, tax payable, loans from unrelated parties, amount due from a director, accrued liabilities, other payables, and accrued liabilities.

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

DATE: June 27, 2008

SUNWAY GLOBAL, INC.

Dated: June 27, 2008	By:	/s/ Liu Bo
Liu Bo
Chief Executive Officer

Dated: June 27, 2008	By:	/s/ Samuel Sheng
Samuel Sheng
Chief Financial Officer