Form 10-K/A
period 2007-12-31
Sunway Global Inc.
filed 2008-07-28
CIK 1096840

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☒ No ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $4,176,134

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 18,446,045 shares issued and outstanding as of July 24, 2008.

*As of June 6, 2007, Sunway Global Inc. changed its fiscal year end from September 30 to December 31. The new fiscal period was first reflected in the Company’s Form 10-QSB for the quarter ending September 30, 2007.

EXPLANATORY NOTE:

On May 16, 2008, management of the Registrant concluded that its financial statements for the years ended December 31, 2007 and 2006, which are included in its Form 10-KSB and its Form 10-K/A for the years ended December 31, 2007 and 2006 and the financial statements for the three months ended March 31, 2008 and 2007, which are included in its Form 10-Q and Form 10-Q/A for the quarter ended March 31, 2008, did not properly accounted for the following items as of December 31, 2006 and for the year then ended in accordance with United States generally accepted accounting principles:

1.
Improper use of exchange rates of shareholders’ equity items. In specific, additional paid-in capital, statutory reserves, and retained earnings were overstated by $253,500, $37,309 and $128,861 respectively, and accumulated other comprehensive income was understated by $419,670;

2.	Cash and cash equivalents and travel advances to directors were overstated by $8,340 and $832 respectively; and

3.	Interest expenses were understated by $38,596.

The impacts of the above have made the changes in figures as of December 31, 2007 and March 31, 2008 by a decrease in additional paid-in capital by $253,500, a decrease in statutory reserves by $37,309, a decrease in retained earnings by $128,861, and an increase of accumulated other comprehensive income by $419,670. Management is herby restating its financial statements for the year ended December 31, 2007 to correct the errors noted above.

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

	Fiscal Year Ended December 31,
	2007	2006	Change		Change rate
Net Revenues	$11,865,138	$8,914,139		$2,950,999	33.10%
Cost of net revenues	$3,473,411	$2,386,996		$1,086,415	45.51%
Gross Profit	$8,391,727	$6,527,143		$1,864,584	28.57%
Gross Margin	70.73%	73.22%	$		-2.49%
Operating Income	$5,829,728	$4,825,513		$1,004,215	20.81%
Net Income	$6,047,505	$4,029,553		$2,017,952	50.08%
Net profit margin	50.97%	45.20%			5.77%

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

Gross Profit

Gross profit increased 28.57% to $8,391,727 for fiscal year ended December 31, 2007, as compared to $6,527,143 for the fiscal year ended December 31, 2006. Our gross profit margin fell 2.49% from 73.22% as of the fiscal year ended December 31, 2006 to 70.73% as of the same period of 2007, mainly due to our efforts to develop new molds and new production line, which raised depreciation costs and therefore raised the cost of sales; at the same time, due to the use of newer but more costly raw materials instead of old raw material in order to increase product quality and perfect workstation surface, raw material costs increased markedly.

The table below presents information about our gross profit for the periods indicated:

	Fiscal Year Ended December 31,
	2007		2006
	US$	Gross profit margin	US$	Gross profit margin

Gross Profit	$8,391,727	70.73%	$6,527,143	73.22%

Income from Operations

Operating income increased 20.81% to $5,829,728 for the fiscal year ended December 31, 2007, as compared with $4,825,513 for the fiscal year ended December 31, 2006. The increase was primarily a result of the higher revenue during the fiscal year ended on December 31, 2007 as compared to the same period in 2006.

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

Operating Expenses

Operating expenses were $2,561,999 for the fiscal year ended December 31, 2007, an increase of 50.56% as compared to $1,701,630 for the same period of 2006. This increase was composed by two reasons: (1) decrease in selling expenses; and (2) increase in general and administration expenses. In the fiscal year ended December 31, 2007, we decreased exhibition fees for promoting our products, which totaled $72,835, compared with $212,504 for the same period of 2006. Also, in the fiscal year ended December 31, 2007, we increased salary and benefits of management. Reflecting this change, costs related to salary and benefits increased 261% in the fiscal year ended December 31, 2007, compared with the same period of 2006, and our inter listing consultant expenses for the reverse merger and private placement were increased from $49,402 as of the fiscal year ended December 31, 2006 to $178,576 as of the same period of 2007.

The table below presents information about our operating expenses for the periods indicated:

	Fiscal Year Ended December 31,
	2007	2006	change
Selling expenses	$234,792	$238,212	$-1.44%
General & Administrative Expenses	$2,327,207	$1,463,418	$59.03%
Total operating expenses	$2,561,999	$1,701,630	$50.56%

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

Impairment of long-lived assets. We account for impairment of property, plant and equipment and amortizable intangible assets in accordance with SFAS No. 121, Accounting for Impairment of Long-Lived Assets to be Disposed Of, which requires us to evaluate a long-lived asset for recoverability when there is event or circumstance that indicate the carrying value of the asset may not be recoverable. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the reporting years, there was no impairment loss incurred. Competitive pricing pressure and changes in interest rates, could materially and adversely affect our estimates of future net cash flows to be generated by our long-lived assets.

Inventories. Inventories consist of finished goods and raw materials, and stated at the lower of cost or market value. Substantially all inventory costs are determined using the weighted average basis. Finished goods are comprised of direct materials, direct labor and an appropriate proportion of overhead. The management regularly evaluates the composition of its inventory to identify slow-moving and obsolete inventories to determine if additional write-downs are required. Changes in sales volumes due to unexpected economic or competitive conditions are among the factors that could materially affect the adequacy of such write down. Changes in sales volumes due to unexpected economic or competitive conditions are among the factors that could materially affect the adequacy of such write down.

Trade receivable. Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An allowance for doubtful accounts is maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. Bad debts are written off as incurred. During the reporting years, there were no bad debts. Outstanding accounts balances are reviewed individually for collectability. We do not charge any interest income on trade receivables. Accounts balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. To date, we have not charged off any balances as it has yet to exhaust all means of collection. Unexpected economic downturn is a factor that could materially affect the adequacy of the write down and the provision.

Revenue recognition. Net revenue is recognized when customer takes delivery and acceptance of products, the price is fixed or determinable as stated on sales contract, and the collectibility is reasonably assured. Customers do not have a general right of return on products delivered, and management has not made allowance for estimated sales returns. Contract revenues are recognized when the manufacturing and installation of the medical equipments is completed. Generally, we receive total contract sum from clients in 3 installments. Deposit of 30% is received from client when the contract is signed. Second payment of 30% is received when the project commenced. The final sum of the remaining portion is received after the construction is completed within 4 months. Unexpected economic downturn is a factor that could materially affect the collectability of our accounts receivable and hence the recognition of our revenue.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2007.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SUNWAY GLOBAL INC.

INDEX TO FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firms	F-2

Consolidated Balance Sheets as of December 31, 2007 and December 31, 2006	F-3 – F-4

Consolidated Statements of Operations for the Years Ended December 31, 2007 and December 31, 2006	F-5

Consolidated Statements of Shareholders' Equity for the Year Ended December 31, 2007 and December 31, 2006	F-6

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007 and December 31, 2006	F-7 – F-8

Notes to Consolidated Financial Statements	F-9 – F-36

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

Since our previous report dated April 8, 2008, it was determined that the consolidated financial statements needed restatement to make corrections as described in note 22.

/s/ Albert Wong & Co.
Hong Kong	Albert Wong & Co.
April 8, 2008	Certified Public Accountants
Except for note 22 which is dated May 16, 2008

SUNWAY GLOBAL INC.

CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)
	Notes	2007	2006
		Restated	Restated
ASSETS
Current assets
Cash and cash equivalents		$5,820,100	$1,749,048
Short term investments	4	-	1,702,718
Trade receivables, net	7	1,525,201	1,467,963
Inventories	10	766,933	376,708
Advances to suppliers		1,331,159	294,535
Prepayments		125,333	334,658
Tender deposits		131,013	42,924
Travel advances to directors	8	30,824	6,457
Advances to employees	9	548,364	54,992

Total current assets		$10,278,927	$6,030,003
Restricted cash		491,049	-
Amount due from a related company	5	585,678	-
Amount due from a director	6	1,028,474	-
Property, plant and equipment, net	11	4,449,619	4,715,150
Intangibles, net	12	6,933,491	1,157,950

TOTAL ASSETS		$23,767,238	$11,903,103

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current liabilities
Short term bank loans	13	$-	$191,877
Accounts payable		245,917	57,289
Income tax payable		157,877	249,843
Turnover and other taxes		143,857	110,886
Expected warranty expenses	14	55,351	22,811
Customers deposits		208,274	67,157
Accrued liabilities		323,464	164,537
Other payables		35,984	3,110

Total current liabilities		$1,170,724	$867,510

TOTAL LIABILITIES		$1,170,724	$867,510

See notes to consolidated financial statements

SUNWAY GLOBAL INC.

CONSOLIDATED BALANCE SHEETS (Continued)
AS AT DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

	Notes	2007	2006
		Restated	Restated
STOCKHOLDERS’ EQUITY
Series A Convertible Preferred
Stock $0.001 par value 400,000
shares authorized; 246,176
shares issued and outstanding
at Dec 31, 2007 and 2006		$246	$246
Series B Convertible Preferred
Stock $0.001 par value 400,000
shares authorized; 165,432
shares issued and outstanding
at Dec 31, 2007 and 2006	16	165	165

Common stock at $0.001 par
value, 100,000,000 shares;
authorized 223,658 shares
issued and outstanding at
Dec 31, 2007 and 2006		224	224
Additional paid-in capital		16,099,333	4,223,000
Statutory reserves		2,127,978	1,124,073
Retained earnings		3,188,280	4,844,680
Accumulated other
comprehensive income
Unrealised gain on investment		-	423,537
Foreign currency translation		1,180,288	419,668

		$22,596,514	$11,035,593

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY		$23,767,238	$11,903,103

See notes to consolidated financial statements

SUNWAY GLOBAL INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)
		2007	2006
		Restated	Restated
	Notes

Net revenues	21	$11,865,138	$8,914,139
Cost of net revenues	21	(3,473,411)	(2,386,996)

Gross profit		$8,391,727	$6,527,143

Selling expenses		(234,792)	(238,212)
General and administrative expenses		(2,327,207)	(1,463,418)

Operating income		$5,829,728	$4,825,513
Interest income/(expenses), net	18	51,852	(5,175)
Gain on disposal of investments	4	1,346,989	-

Income from continuing operations before
income taxes		$7,228,569	$4,820,338

Income taxes	19	(1,181,064)	(790,785)

Net income		$6,047,505	$4,029,553

Foreign currency translation		760,620	299,863
Unrealized gain on investments		-	423,537
Reclassification adjustment		(423,537)	-

Comprehensive income		$6,384,588	$4,752,953

Net income per share:
-Basic	17	$27.04	$18.02

-Diluted	17	$0.41	$18.02

Weighted average number of common stock
-Basic	17	$223,653	$223,653

-Diluted	17	$14,814,953	$223,653

See notes to consolidated financial statements

SUNWAY GLOBAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

					Additional			Accumulated
	Preferred	Preferred	No.		paid			other
	Series	Series	shares	Common	in	Statutory	Retained	comprehensive
	A	B	outstanding	stock	capital	reserves	earnings	income	Total

Balance, January 1,2006	$246	$165	223,658	$224	$4,223,000	$451,906	$1,487,294	$128,976	$6,291,811
Net income	-	-	-	-	-	-	4,029,553	-	4,029,553
Appropriation to statutory reserves	-	-	-	-	-	672,167	(672,167)	-	-
Unrealized gain on
investment	-	-	-	-	-	-	-	423,537	423,537
Foreign currency translation
adjustment	-	-	-	-	-	-	-	290,692	290,692

Balance, December 31,2006	$246	$165	223,658	$224	$4,223,000	$1,124,073	$4,844,680	$843,205	$11,035,593

Balance, January 1, 2007	$246	$165	223,658	$224	$4,223,000	$1,124,073	$4,844,680	$843,205	$11,035,593
Reversal of realized gain on
investment	-	-	-	-	-	-	-	(423,537)	(423,537)
Net income	-	-	-	-	-	-	6,047,505	-	6,047,505
Appropriation to statutory reserves	-	-	-	-	-	1,003,905	(1,003,905)	-	-
Issuance to Vision re: Debentures	-	-	-	-	199,200	-		-	199,200
Issuance of Series B Convertible
Preferred Stock	-	-	-	-	11,677,133	-	(6,700,000)	-	4,977,133
Foreign currency translation
adjustment	-	-	-	-	-	-	-	760,620	760,620

Balance, December 31,2007	$246	$165	223,658	$224	$16,099,333	$2,127,978	$3,188,280	$1,180,288	$22,596,514

See notes to consolidated financial statements

SUNWAY GLOBAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

	2007	2006
Cash flows from operating activities
Net income	$6,047,505	$4,029,553
Depreciation	1,186,203	874,376
Amortization	218,260	24,745
Profit on disposal of investments	(1,346,989)	-
Provision for bad debs	-	2,891
Loss on disposal of fixed assets	-	58,186

Adjustments to reconcile net income
to net cash provided by operating activities:
Trade receivables, net	42,054	(578,245)
Inventories	(349,802)	205,365
Advances to suppliers	(975,910)	48,209
Prepayments	223,112	(68,507)
Tender deposits	(81,747)	(42,040)
Travel advances to directors	(21,764)	(3,588)
Advances to employees	(470,106)	(53,859)
Accounts payable	178,921	(286,297)
Income tax payable	(104,819)	154,564
Turnover and other taxes	24,330	50,234
Expected warranty expenses	29,737	22,341
Customers deposits	131,064	(331,002)
Accrued liabilities	141,730	66,702
Other payables	31,362	(12,247)

Net cash provided by operating activities	$4,903,141	$4,161,381

Cash flows from investing activities
Sale of plant and equipment	$-	$48,359
Restricted cash	(491,049)
Sale of short term investments	6,073,136	-
Advances to related company	(562,406)	-
Advances to a director	(988,757)	(2,736)
Purchase of short term investments	(3,413,328)	(1,301,195)
Purchase of plant and equipment	(619,627)	(2,261,375)
Purchase of intangibles assets	(5,687,457)	-
Net cash used in investing activities	$(5,689,488)	$(3,516,947)

Cash flows from financing activities
Proceeds from vision re: Debentures	$199,202	$-
Preference Stock	4,977,133	-
Bank borrowings	-	375,851
Bank loan repayments	(196,923)	(451,021)
Net cash provided by/(used in) financing activities	$4,979,412	$(75,170)

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

The Company warrants its products against defects in design, materials, and workmanship generally for three to five years. A provision for estimated future costs relating to warranty expense are recorded when products are shipped, and the provision is based upon our own historical claim experience.

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

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

14.	WARRANTY LIABILITIES

An analysis of the warranty liabilities for the years ended December 31, 2007 and 2006 is as follows:
	2007	2006

Balance at beginning of year	$22,811	$-
Addition of warranty liabilities	55,918	22,811
Warranty expense for the year	(23,378)	-

Balance at end of year	$55,351	$22,811

15.	COMMITMENTS AND CONTINGENCIES

The Group has entered into a tenancy agreement for factory expiring through 2008. Total rental expenses for the year ended December 31, 2007 and 2006 amounted to $14,016 and nil respectively.

As at December 31, 2007, the Group’s commitments for minimum lease payments under these leases for the next one year and thereafter are as follows:

December 31,
2008	$8,466

$8,466

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

16.	SERIES B CONVERTIBLE PREFERRED STOCK AND ASSOCIATED WARRANTS

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

On June 6, 2007, we issued to Kuhns Brothers, Inc. and its designees an aggregate of 17,646 shares of Series A Preferred and a Series J warrant to purchase an aggregate of 496,296 shares of common stock of the Company at $1.62 per share in connection with the reverse merger transaction pursuant to the placement agent agreement with the Kuhns Brothers, Inc.

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

17.	EARNINGS PER SHARE

The calculation of the basic and diluted earnings per share attributable to the common stock holders is based on the following data:
Earnings:	2007	2006
Earnings for the purpose of basic
earnings per share	$6,047,505	$4,029,553
Effect of dilutive potential common
stock	-	-

Earnings for the purpose of basic
earnings per share	$6,047,505	$4,029,553

Number of shares:
Weighted average number of
common stock for the purpose of basic
earnings per share	223,653	223,653
Effect of dilutive potential common
stock - conversion of Series A
convertible preferred stock	9,628,340	-
- conversion of Series B
convertible preferred stock	4,962,960	-

Weighted average number of common
stock for the purpose of dilutive
earnings per share	14,814,953	223,653

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

18.	INTEREST INCOME/(EXPENSES), NET

Interest income/(expenses), net for the years ended December 31, 2007 and 2006 are as follows:

	2007	2006

Interests on bank borrowings	$(9,442)	$(28,863)
Bank charges	(689)	(404)
Bank deposit interest income	61,983	24,092

	$51,852	$(5,175)

19.	INCOME TAXES

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

A reconciliation between the income tax computed at the U.S. statutory rate and the Group’s provision for income tax is as follows:

	2007	2006

U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	(34%)	(34%)
PRC Enterprise Income Tax	33%	33%
Tax holiday	(18%)	(18%)

Provision for income tax	15%	15%

20.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

21.	SEGMENT INFORMATION

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

22.	RESTATEMENTS

During the course of internal evaluation, our accounting staff found misstatements in our previously reported financial statements for the fiscal years ended December 31, 2007, and 2006 that required correction relating to: (1) the improper use of exchange rates of shareholders’ equity items. In specific, additional paid-in capital, statutory reserves, and retained earnings were overstated by $253,500, $37,309 and $128,861 respectively, and accumulated other comprehensive income was understated by $410,498 and (2) other misstatements identified, which were individually not material, including amounts related to cash and cash equivalents ,travel advances to directors, and interest expenses items.  The impacts of the above have made the changes in figures as of December 31, 2007 by a decrease in additional paid-in capital by $253,500, a decrease in statutory reserves by $37,309, a decrease in retained earnings by $128,861, and an increase of accumulated other comprehensive income by $419,670.

SUNWAY GLOBAL INC.

BALANCE SHEETS
	Original	Restated
	December 31,
	2007	2007
ASSETS
Current assets
Cash and cash equivalents	$5,820,100	$5,820,100
Restricted cash	491,049	-
Short term investments	-	-
Trade receivables, net	1,525,201	1,525,201
Inventories	766,933	766,933
Advances to suppliers	1,331,159	1,331,159
Prepayments	125,333	125,333
Tender deposits	131,013	131,013
Travel advances to directors	30,824	30,824
Advances to employees	548,364	548,364

Total current assets	$10,769,976	$10,278,927
Restricted cash	-	491,049
Amount due from a related company	585,678	585,678
Amount due from a director	1,028,474	1,028,474
Property, plant and equipment, net	4,449,619	4,449,619
Intangibles, net	6,933,491	6,933,491

TOTAL ASSETS	$23,767,238	$23,767,238

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current liabilities
Short term bank loans	$-	$-
Accounts payable	245,917	245,917
Income tax payable	157,877	157,877
Turnover and other taxes	143,857	143,857
Expected warranty expenses	55,351	55,351
Customers deposits	208,274	208,274
Accrued liabilities	323,464	323,464
Other payables	35,984	35,984

Total current liabilities	$1,170,724	$1,170,724

TOTAL LIABILITIES	$1,170,724	$1,170,724

SUNWAY GLOBAL INC.

BALANCE SHEETS (Continued)
	Original	Restated
	December 31,
	2007	2007
STOCKHOLDERS’ EQUITY
Series A Convertible Preferred
Stock $0.001 par value 400,000
shares authorized; 246,176
shares issued and outstanding
at Dec 31, 2007 and 2006	$246	$246
Series B Convertible Preferred
Stock $0.001 par value 400,000
shares authorized; 165,432
shares issued and outstanding
at Dec 31, 2007 and 2006	165	165

Common stock at $0.001 par
value, 100,000,000 shares;
authorized 223,658 shares
issued and outstanding at
Dec 31, 2007 and 2006	224	224
Additional paid-in capital	16,352,833	16,099,333
Statutory reserves	2,165,287	2,127,978
Retained earnings	3,317,141	3,188,280
Accumulated other
comprehensive income
Unrealised gain on investment	-	-
Foreign currency translation	760,618	1,180,288

	$22,596,514	$22,596,514

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$23,767,238	$23,767,238

SUNWAY GLOBAL INC.

BALANCE SHEETS
	Original	Restated
	December 31,
	2006	2006
ASSETS
Current assets
Cash and cash equivalents	$1,757,388	$1,749,048
Restricted cash	-	-
Short term investments	1,702,718	1,702,718
Trade receivables, net	1,467,963	1,467,963
Inventories	376,708	376,708
Advances to suppliers	294,535	294,535
Prepayments	334,658	334,658
Tender deposits	42,924	42,924
Travel advances to directors	7,288	6,457
Advances to employees	54,992	54,992

Total current assets	$6,039,174	$6,030,003
Amount due from a related company	-	-
Amount due from a director	-	-
Property, plant and equipment, net	4,715,150	4,715,150
Intangibles, net	1,157,950	1,157,950

TOTAL ASSETS	$11,912,274	$11,903,103

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current liabilities
Short term bank loans	$191,877	$191,877
Accounts payable	57,289	57,289
Income tax payable	249,844	249,843
Turnover and other taxes	110,886	110,886
Expected warranty expenses	22,811	22,811
Customers deposits	67,157	67,157
Accrued liabilities	164,537	164,537
Other payables	3,108	3,110

Total current liabilities	$867,509	$867,510

TOTAL LIABILITIES	$867,509	$867,510

SUNWAY GLOBAL INC.

BALANCE SHEETS (Continued)
	Original	Restated
	December 31,
	2006	2006
STOCKHOLDERS’ EQUITY
Series A Convertible Preferred
Stock $0.001 par value 400,000
shares authorized; 246,176
shares issued and outstanding
at Dec 31, 2007 and 2006	$246	$246
Series B Convertible Preferred
Stock $0.001 par value 400,000
shares authorized; 165,432
shares issued and outstanding
at Dec 31, 2007 and 2006	-	165

Common stock at $0.001 par
value, 100,000,000 shares;
authorized 223,658 shares
issued and outstanding at
Dec 31, 2007 and 2006	224	224
Additional paid-in capital	4,476,665	4,223,000
Statutory reserves	1,161,382	1,124,073
Retained earnings	4,973,541	4,844,680
Accumulated other
comprehensive income	432,707	-
Unrealised gain on investment	-	423,537
Foreign currency translation	-	419,668

	$11,044,765	$11,035,593

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$11,912,274	$11,903,103

SUNWAY GLOBAL INC.

STATEMENTS OF INCOME

	Original	Restated
	For Year Ended December 31,
	2007	2007

Net revenues	$11,865,138	$11,865,138
Cost of net revenues	(3,473,411)	(3,473,411)

Gross profit	$8,391,727	$8,391,727

Selling expenses	(234,792)	(234,792)
General and administrative expenses	(2,327,207)	(2,327,207)

Operating income	$5,829,728	$5,829,728
Interest income/(expenses), net	51,852	51,852
Gain on disposal of investments	1,346,989	1,346,989

Income from continuing operations before
Income taxes	$7,228,569	$7,228,569

Income taxes	(1,181,064)	(1,181,064)

Net income	$6,047,505	$6,047,505

Foreign currency translation	713,324	760,620
Unrealized gain on investments	-	-
Reclassification adjustment	(423,537)	(423,537)

Comprehensive income	$6,337,292	$6,384,588

Net income per share:
-Basic	$27.04	$27.04

-Diluted	$0.41	$0.41

Weighted average number of common stock
-Basic	$223,653	$223,653

-Diluted	$14,814,953	$14,814,953

SUNWAY GLOBAL INC.

STATEMENTS OF INCOME
	Original	Restated
	For Year Ended December 31,
	2006	2006

Net revenues	$8,914,139	$8,914,139
Cost of net revenues	(2,386,996)	(2,386,996)

Gross profit	$6,527,143	$6,527,143

Selling expenses	(238,212)	(238,212)
General and administrative expenses	(1,405,232)	(1,463,418)

Operating income	$4,883,699	$4,825,513
Interest income/(expenses), net	33,421	(5,175)
Loss on disposal of fixed assets	(58,186)	-

Income from continuing operations before
Income taxes	$4,858,934	$4,820,338

Income taxes	(790,785)	(790,785)

Net income	$4,068,149	$4,029,553

Foreign currency translation	261,267	299,863
Unrealized gain on investments	423,537	423,537
Reclassification adjustment	-	-

Comprehensive income	$4,752,953	$4,752,953

Net income per share:
-Basic	$18.19	$18.02

-Diluted	$18.19	$18.02

Weighted average number of common stock
-Basic	$223,653	$223,653

-Diluted	$223,653	$223,653

SUNWAY GLOBAL INC.

STATEMENT OF CASH FLOWS
	Original	Restated
	For Year Ended December 31,
	2007	2007
Cash flows from operating activities
Net income	$6,047,505	$6,047,505
Depreciation	1,186,203	1,186,203
Amortization	218,260	218,260
Profit on disposal of investments	(1,346,989)	(1,346,989)
Provision for bad debs	-	-
Loss on disposal of fixed assets	-	-

Adjustments to reconcile net income
to net cash provided by operating activities:
Restricted cash	(491,049)	-
Trade receivables, net	42,054	42,054
Inventories	(349,802)	(349,802)
Advances to suppliers	(975,910)	(975,910)
Prepayments	223,112	223,112
Tender deposits	(81,747)	(81,747)
Travel advances to directors	(21,764)	(21,764)
Advances to employees	(470,106)	(470,106)
Accounts payable	178,921	178,921
Income tax payable	(104,819)	(104,819)
Turnover and other taxes	24,330	24,330
Expected warranty expenses	29,737	29,737
Customers deposits	131,064	131,064
Accrued liabilities	141,730	141,730
Other payables	31,362	31,362

Net cash provided by operating activities	$4,412,092	$4,903,141

Cash flows from investing activities
Sale of plant and equipment	$-	$-
Restricted cash	-	(491,049)
Sale of short term investments	6,073,136	6,073,136
Advances to related company	(562,406)	(562,406)
Advances to a director	(988,757)	(988,757)
Purchase of short term investments	(3,413,328)	(3,413,328)
Purchase of plant and equipment	(619,627)	(619,627)
Purchase of intangibles assets	(5,687,457)	(5,687,457)
Net cash used in investing activities	$(5,198,439)	$(5,689,488)

Cash flows from financing activities
Proceeds from vision re: Debentures	$199,202	$199,202
Preference Stock	4,977,133	4,977,133
Bank borrowings	-	-
Bank loan repayments	(196,923)	(196,923)
Net cash provided by financing activities	$4,979,412	$4,979,412

SUNWAY GLOBAL INC.

STATEMENT OF CASH FLOWS (Continued)

	Original	Restated
	For Year Ended December 31,
	2007	2007

Net in cash and cash equivalents sourced	$4,193,065	$4,193,065

Effect of foreign currency translation on
cash and cash equivalents	(130,353)	(122,013)

Cash and cash equivalents-beginning of year	1,757,388	1,749,048

Cash and cash equivalents-end of year	$5,820,100	$5,820,100

	2007	2007
Supplementary cash flow information:
Tax paid	$1,117,678	$1,117,678
Interest received	61,983	61,983
Interest paid	9,442	9,442

SUNWAY GLOBAL INC.

STATEMENT OF CASH FLOWS

	Original	Restated
	For Year Ended December 31,
	2006	2006
Cash flows from operating activities
Net income	$4,068,149	$4,029,553
Depreciation	874,376	874,376
Amortization	24,745	24,745
Profit on disposal of investments	-	-
Provision for bad debs	2,891	2,891
Loss on disposal of fixed assets	58,186	58,186

Adjustments to reconcile net income
to net cash provided by operating activities:
Restricted cash	-	-
Trade receivables, net	(578,245)	(578,245)
Inventories	205,365	205,365
Advances to suppliers	48,209	48,209
Prepayments	(68,507)	(68,507)
Tender deposits	(42,040)	(42,040)
Travel advances to directors	(3,588)	(3,588)
Advances to employees	(53,859)	(53,859)
Accounts payable	(286,297)	(286,297)
Income tax payable	154,564	154,564
Turnover and other taxes	50,234	50,234
Expected warranty expenses	22,341	22,341
Customers deposits	(331,002)	(331,002)
Accrued liabilities	66,702	66,702
Other payables	(12,247)	(12,247)

Net cash provided by operating activities	$4,199,977	$4,161,381

Cash flows from investing activities
Sale of plant and equipment	$48,359	$48,359
Sale of short term investments	-	-
Advances to related company	-	-
Advances to a director	(2,736)	(2,736)
Purchase of short term investments	(1,301,195)	(1,301,195)
Purchase of plant and equipment	(2,261,375)	(2,261,375)
Purchase of intangibles assets	-	-
Net cash used in investing activities	$(3,516,947)	$(3,516,947)

Cash flows from financing activities
Proceeds from vision re: Debentures	$-	$-
Preference Stock	-	-
Bank borrowings	375,851	375,851
Bank loan repayments	(451,021)	(451,021)
Net cash used in financing activities	$(75,170)	$(75,170)

SUNWAY GLOBAL INC.

STATEMENT OF CASH FLOWS (Continued)

	Original	Restated
	For Year Ended December 31,
	2006	2006

Net in cash and cash equivalents sourced	$607,860	$569,264

Effect of foreign currency translation on
cash and cash equivalents	(38,797)	(8,541)

Cash and cash equivalents-beginning of year	1,188,325	1,188,325

Cash and cash equivalents-end of year	$1,757,388	$1,749,048

	2006	2006
Supplementary cash flow information:
Tax paid	$965,229	$965,229
Interest received	62,688	24,092
Interest paid	28,863	28,863

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

23.	SUBSEQUENT EVENT

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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

During the course of internal evaluation, our accounting staff found misstatements in our previously reported financial statements for the fiscal years ended December 31, 2007, and 2006 that required correction relating to: (1) the improper use of exchange rates of shareholders’ equity items. In specific, additional paid-in capital, statutory reserves, and retained earnings were overstated by $253,500, $37,309 and $128,861 respectively, and accumulated other comprehensive income was understated by $410,498 and (2) other misstatements identified, which were individually not material, including amounts related to cash and cash equivalents ,travel advances to directors, and interest expenses items.  The impacts of the above have made the changes in figures as of December 31, 2007 by a decrease in additional paid-in capital by $253,500, a decrease in statutory reserves by $37,309, a decrease in retained earnings by $128,861, and an increase of accumulated other comprehensive income by $419,670.

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

ITEM 12- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists stock ownership of our common stock as of July 24, 2008.  The information includes beneficial ownership by (i) holders of more than 5% of our common stock, (ii) each of our current directors and executive officers and (iii) all of our directors and executive officers as a group.

The information is determined in accordance with Rule 13d-3 promulgated under the Exchange Act based upon information furnished by the persons listed or contained in filings made by them with the Commission. Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our common stock beneficially owned by them.

Amount and Nature of Beneficial Ownership

Name and Address of Beneficial Owner	Director/Officer	Amount and Nature of Beneficial Ownership (1)		Percentage of Class (2)

Rise Elite International Limited		12,653,160	(2)	66.96%

Vision Opportunity Master Fund, Ltd.		5,205,369	(3)	28.22%

Liu Bo	President, Chief Scientific Officer and Director	8,906,580	(2)	47.13%

Liang Deli	Vice President and Director	969,240	(2)(4)	5.13%

Samuel Sheng	Chief Financial Officer	-	(5)	-

Sun Weishan	Chief Operating Officer and Secretary	-	(5)	-

All directors and officers as a group		9,875,820		52.26%

(1) Applicable percentage ownership is based on 18,446,045 shares of common stock outstanding as of June 26, 2008, together with securities exercisable or convertible into shares of common stock within 60 days of June 26, 2008 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of July 24, 2008 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2) Liu Bo and Liang Deli are shareholders of Rise Elite, holding 70.39% and 7.66% ownership interest in Rise Elite, respectively. Neither Mr. Liu or Mr. Liang hold any shares in their own right.

(3) Adam Benowitz, Managing Member holds the power to vote and dispose of the subject shares.

(4) Liang Deli was appointed and Richard Astrom resigned as a director of the Company in connection with the consummation of the Share Exchange Agreement effective on the tenth day following the mailing of an information statement on Schedule 14F-1 relating to the change in control of our board of directors, which we filed with the SEC on June 4, 2007..

(5) Samuel Sheng was appointed as Chief Financial Officer and Sun Weishan was appointed as Secretary to replace David Wang, who resigned as Chief Financial Officer and Secretary on November 6, 2007.

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

SUNWAY GLOBAL, INC.

July 25, 2008	By:	/s/ Liu Bo
Liu Bo
Chief Executive Officer and Chairman (principal executive officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

	Chief Executive Officer and Chairman of the	July 25, 2008
/s/ Liu Bo	Board of Directors
Liu Bo
	Chief Financial Officer (principal financial	July 25, 2008
/s/ Samuel Sheng	and accounting officer)
Samuel Sheng

/s/ Liang Deli	Director	July 25, 2008
Liang Deli