Form 10-Q/A
period 2008-03-31
Sunway Global Inc.
filed 2008-07-28
CIK 1096840

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 24, 2008, there were 18,446,045 outstanding shares of the Registrant's Common Stock, $0.001 par value.

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

The impacts of the above have made the changes in figures as of December 31, 2007 and March 31, 2008 by a decrease in additional paid-in capital by $253,500, a decrease in statutory reserves by $37,309, a decrease in retained earnings by $128,861, and an increase of accumulated other comprehensive income by $419,670. Management is herby restating its financial statements for the quarterly period ended March 31, 2008 to correct the errors noted above.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONTENTS	PAGES

CONSOLIDATED BALANCE SHEETS	2 - 3

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME	4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	5

CONSOLIDATED STATEMENTS OF CASH FLOWS	6 – 7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	8 - 34

SUNWAY GLOBAL INC.

CONSOLIDATED BALANCE SHEETS
AS AT MARCH 31, 2008 AND DECEMBER 31, 2007
(Stated in US Dollars)

	Notes	March 31, 2008	December 31, 2007
ASSETS		(Unaudited)	(Audited)
Current assets
Cash and cash equivalents		$6,456,669	$5,820,100
Trade receivables, net	6	2,208,760	1,525,201
Inventories	9	876,207	766,933
Advances to suppliers		421,542	1,331,159
Prepayments		595,282	125,333
Tender deposits		-	131,013
Travel advances to directors	7	39,137	30,824
Advances to employees	8	398,153	548,364

Total current assets		$10,995,750	$10,278,927
Amount due from a related company	4	830	585,678
Restricted cash		467,954	491,049
Amount due from a director	5	726,133	1,028,474
Deposit for acquisition of computer software		1,281,650	-
Property, plant and equipment, net	10	5,396,525	4,449,619
Intangible assets, net	11	7,021,134	6,933,491

TOTAL ASSETS		$25,889,976	$23,767,238

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable		$39,823	$245,917
Income tax payable		282,820	157,877
Turnover and other taxes		235,056	143,857
Expected warranty expenses	12	57,651	55,351
Customers deposits		-	208,274
Accrued liabilities		374,037	323,464
Other payables		30,367	35,984

Total current liabilities		$1,019,754	$1,170,724

TOTAL LIABILITIES		$1,019,754	$1,170,724

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

See notes to consolidated financial statements

SUNWAY GLOBAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE-MONTHS MARCH 31, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

	Three months ended March 31,
	2008	2007
Cash flows from operating activities
Net income	$1,336,802	$1,187,031
Depreciation	177,687	227,562
Amortization	196,280	41,869

Adjustments to reconcile net income
to net cash provided by operating activities:
Trade receivables, net	(620,159)	(694,156)
Inventories	(77,394)	(115,467)
Advances to suppliers	964,951	-
Prepayments	383,008	(493,761)
Travel advances to directors	(39,137)	-
Advances to employees	(398,153)	-
Accounts payable	(214,661)	(31,364)
Income tax payable	118,380	-
Turnover and other taxes	85,220	177,708
Loans from unrelated parties	1,572,360	-
Amount due from a director	(726,133)	-
Customers deposits	(216,932)	-
Accrued liabilities	37,127	-
Other payables	(7,113)	57,797

Net cash provided by operating activities	$2,572,133	$357,219

Cash flows from investing activities
Purchase of plant and equipment	$(939,630)	$-
Restricted cash	23,095	-
Deposit for acquisition of computer software	(1,281,650)	-
Disposal of plant and equipment	-	33,645

Net cash used in investing activities	$(2,198,185)	$33,645

Cash flows from financing activities	$-	$-

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

17.	COMMITMENTS AND CONTINGENCIES

The Group has entered into a tenancy agreement for factory expiring through 2008. Total rental expenses for the months ended March 31, 2008 and for the year ended December 31, 2007 amounted to $4,853 and $14,016 respectively.

As at March 31, 2008, the Group’s commitments for minimum lease payments under these leases for the next one year and thereafter are as follows:

March 31,
2008	$3,613

$3,613

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-MONTHS ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

18.	SEGMENT INFORMATION

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

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-MONTHS ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

19.	RESTATEMENTS

During the course of internal evaluation, our accounting staff found misstatements in our previously reported financial statements for the fiscal years ended, December 31, 2007 and 2006 that required correction relating to: (1) the improper use of exchange rates of shareholders’ equity items. In specific, additional paid-in capital, statutory reserves, and retained earnings were overstated by $253,500, $37,309 and $128,861 respectively, and accumulated other comprehensive income was understated by $419,670 and (2) other misstatements identified, which were individually not material, including amounts related to cash and cash equivalents ,travel advances to directors, and interest expenses items.  The impacts of the above have made the changes in figures as of March 31, 2008 by a decrease in additional paid-in capital by $253,500, a decrease in statutory reserves by $37,309, a decrease in retained earnings by $128,861, and an increase of accumulated other comprehensive income by $419,670.

SUNWAY GLOBAL INC.

BALANCE SHEETS
	Original	Restated
	March 31, 2008
ASSETS	(Unaudited)	(Unaudited)
Current assets
Cash and cash equivalents	$6,456,669	$6,456,669
Restricted cash	467,954	-
Trade receivables, net	2,208,760	2,208,760
Inventories	876,207	876,207
Advances to suppliers	421,542	421,542
Prepayments	595,282	595,282
Tender deposits	-	-
Travel advances to directors	39,137	39,137
Advances to employees	398,153	398,153

Total current assets	$11,463,704	$10,995,750
Amount due from a related company	830	830
Restricted cash	-	467,954
Amount due from a director	726,133	726,133
Deposit for acquisition of computer software	1,281,650	1,281,650
Property, plant and equipment, net	5,396,525	5,396,525
Intangible assets, net	7,021,134	7,021,134

TOTAL ASSETS	$25,889,976	$25,889,976

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$39,823	$39,823
Income tax payable	282,820	282,820
Turnover and other taxes	235,056	235,056
Expected warranty expenses	57,651	57,651
Customers deposits	-	-
Accrued liabilities	374,037	374,037
Other payables	30,367	30,367

Total current liabilities	$1,019,754	$1,019,754

TOTAL LIABILITIES	$1,019,754	$1,019,754

SUNWAY GLOBAL INC.

BALANCE SHEETS (Continued)
	Original	Restated
	March 31, 2008
	(Unaudited)	(Unaudited)
STOCKHOLDERS’ EQUITY
Series A Convertible Preferred
Stock $0.001 par value 400,000 shares
authorized; Nil and 246,176 shares
issued and outstanding at March 31, 2008
and December 31, 2007 respectively	$-	$-
Series B Convertible Preferred
Stock $0.001 par value 400,000
shares authorized; 165,432
shares issued and outstanding
at March 31, 2008 and December 31, 2007	165	165

Common stock at $0.001 par value
100,000,000 shares authorized;
13,935,489 and 223,658 shares issued and
outstanding at March 31, 2008
and December 31, 2007 respectively	13,935	13,935
Additional paid-in capital	16,339,368	16,085,868
Statutory reserves	2,165,287	2,127,978
Retained earnings	4,653,943	4,525,082
Accumulated other comprehensive income	1,697,524	2,117,194

	$24,870,222	$24,870,222

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$25,889,976	$25,889,976

SUNWAY GLOBAL INC.

BALANCE SHEETS

	Original	Restated
	December 31,
	2007	2007
ASSETS
Current assets
Cash and cash equivalents	$5,820,100	$5,820,100
Restricted cash	491,049	-
Short term investments	-	-
Trade receivables, net	1,525,201	1,525,201
Inventories	766,933	766,933
Advances to suppliers	1,331,159	1,331,159
Prepayments	125,333	125,333
Tender deposits	131,013	131,013
Travel advances to directors	30,824	30,824
Advances to employees	548,364	548,364

Total current assets	$10,769,976	$10,278,927
Amount due from a related company	585,678	585,678
Restricted cash	-	491,049
Amount due from a director	1,028,474	1,028,474
Property, plant and equipment, net	4,449,619	4,449,619
Intangibles, net	6,933,491	6,933,491

TOTAL ASSETS	$23,767,238	$23,767,238

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current liabilities
Short term bank loans	$-	$-
Accounts payable	245,917	245,917
Income tax payable	157,877	157,877
Turnover and other taxes	143,857	143,857
Expected warranty expenses	55,351	55,351
Customers deposits	208,274	208,274
Accrued liabilities	323,464	323,464
Other payables	35,984	35,984

Total current liabilities	$1,170,724	$1,170,724

TOTAL LIABILITIES	$1,170,724	$1,170,724

SUNWAY GLOBAL INC.

BALANCE SHEETS (Continued)

	Original	Restated
	December 31,
	2007	2007
STOCKHOLDERS’ EQUITY
Series A Convertible Preferred
Stock $0.001 par value 400,000
shares authorized; 246,176
shares issued and outstanding
at Dec 31, 2007 and 2006	$246	$246
Series B Convertible Preferred
Stock $0.001 par value 400,000
shares authorized; 165,432
shares issued and outstanding
at Dec 31, 2007 and 2006	165	165

Common stock at $0.001 par
value, 100,000,000 shares;
authorized 223,658 shares
issued and outstanding at
Dec 31, 2007 and 2006	224	224
Additional paid-in capital	16,352,833	16,099,333
Statutory reserves	2,165,287	2,127,978
Retained earnings	3,317,141	3,188,280
Accumulated other
comprehensive income
Unrealised gain on investment	-	-
Foreign currency translation	760,618	1,180,288

	$22,596,514	$22,596,514

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$23,767,238	$23,767,238

SUNWAY GLOBAL INC.

STATEMENTS OF INCOME

	Original	Restated
	Three months ended March 31,
	2008	2008

Net revenues	$3,563,425	$3,563,425
Cost of net revenues	(1,141,745)	(1,141,745)

Gross profit	$2,421,680	$2,421,680

Selling expenses	(162,555)	(162,555)
General and administrative expenses	(648,924)	(648,924)

Income from operation	1,610,201	1,610,201
Interest expenses	-	-
Interest income	143	143

Income from continuing activities before income taxes	$1,610,344	$1,610,344

Income taxes	(273,542)	(273,542)

Net income	$1,336,802	$1,336,802

Foreign currency translation	936,906	936,906
Unrealized gain on investments	-	-

Comprehensive income	$2,273,708	$2,273,708

Net income per share:
-Basic	$0.16	$0.16

-Diluted	$0.06	$0.06

Weighted average number of common stock
-Basic	$8,360,349	$8,360,349

-Diluted	$22,645,485	$22,645,485

SUNWAY GLOBAL INC.

STATEMENTS OF INCOME

	Original	Restated
	Three months ended March 31,
	2007	2007

Net revenues	$2,467,228	$2,467,228
Cost of net revenues	(644,247)	(644,247)

Gross profit	$1,822,981	$1,822,981

Selling expenses	(10,592)	(13,580)
General and administrative expenses	(255,644)	(387,513)

Income from operation	1,556,745	1,421,888
Interest expenses	(3,040)	(3,040)
Interest income	1,457	1,457

Income from continuing activities before income taxes	$1,555,162	$1,420,305

Income taxes	(233,274)	(233,274)

Net income	$1,321,888	$1,187,031

Foreign currency translation	297,428	76,577
Unrealized gain on investments	667,065	246,153

Comprehensive income	$2,286,381	$1,509,761

Net income per share:
-Basic	$5.91	$5.31

-Diluted	$5.91	$5.31

Weighted average number of common stock
-Basic	$223,653	$223,653

-Diluted	$223,653	$223,653

SUNWAY GLOBAL INC.
STATEMENT OF CASH FLOWS
	Original	Restated
	Three months ended March 31,
	2008	2008
Cash flows from operating activities
Net income	$1,336,802	$1,336,802
Depreciation	177,687	177,687
Amortization	196,280	196,280

Adjustments to reconcile net income
to net cash provided by operating activities:
Restricted cash	23,095	-
Trade receivables, net	(620,159)	(620,159)
Inventories	(77,394)	(77,394)
Advances to suppliers	964,951	964,951
Prepayments	383,008	383,008
Travel advances to directors	(39,137)	(39,137)
Advances to employees	(398,153)	(398,153)
Accounts payable	(214,661)	(214,661)
Income tax payable	118,380	118,380
Turnover and other taxes	85,220	85,220
Loans from unrelated parties	1,572,360	1,572,360
Amount due from a director	(726,133)	(726,133)
Customers deposits	(216,932)	(216,932)
Accrued liabilities	37,127	37,127
Other payables	(7,113)	(7,113)

Net cash provided by operating activities	$2,595,228	$2,572,133

Cash flows from investing activities
Purchase of plant and equipment	$(939,630)	$(939,630)
Restricted cash	-	23,095
Deposit for acquisition of computer software	(1,281,650)	(1,281,650)
Disposal of plant and equipment	-	-

Net cash used in investing activities	$(2,221,280)	$(2,198,185)

Cash flows from financing activities	$-	$-

SUNWAY GLOBAL INC.

STATEMENT OF CASH FLOWS (Continued)

	Original	Restated
	Three months ended March 31,
	2008	2008

Net in cash and cash equivalents sourced	$373,948	$373,948

Effect of foreign currency translation on
cash and cash equivalents	262,621	262,621

Cash and cash equivalents-beginning of year	5,820,100	5,820,100

Cash and cash equivalents-end of year	$6,456,669	$6,456,669

Supplementary cash flow information:
Tax paid	$1,364,381	$1,364,381
Interest received	143	143
Interest paid	-	-

SUNWAY GLOBAL INC.
STATEMENT OF CASH FLOWS
	Original	Restated
	Three months ended March 31,
	2007	2007
Cash flows from operating activities
Net income	$1,321,888	$1,187,031
Depreciation	146,495	227,562
Amortization	41,869	41,869

Adjustments to reconcile net income
to net cash provided by operating activities:
Restricted cash	-	-
Trade receivables, net	(696,888)	(694,156)
Inventories	(115,922)	(115,467)
Advances to suppliers	(460,618)	-
Prepayments	(54,242)	(493,761)
Travel advances to directors	-	-
Advances to employees	-	-
Accounts payable	1,325	(31,364)
Income tax payable	(15,131)	-
Turnover and other taxes	196,530	177,708
Loans from unrelated parties	-	-
Amount due from a director	-	-
Customers deposits	(7,515)	-
Accrued liabilities	(24,481)	-
Other payables	(13,738)	57,797

Net cash provided by operating activities	$319,572	$357,219

Cash flows from investing activities
Purchase of plant and equipment	$(1,877)	$-
Deposit for acquisition of computer software	-	-
Disposal of plant and equipment	-	33,645

Net cash used in investing activities	$(1,877)	$33,645

Cash flows from financing activities	$-	$-

SUNWAY GLOBAL INC.

STATEMENT OF CASH FLOWS (Continued)

	Original	Restated
	Three months ended March 31,
	2007	2007

Net in cash and cash equivalents sourced	$317,695	$390,864

Effect of foreign currency translation on
cash and cash equivalents	23,251	(49,918)

Cash and cash equivalents-beginning of year	1,749,048	1,749,048

Cash and cash equivalents-end of year	$2,089,994	$2,089,994

Supplementary cash flow information:
Tax paid	$937,036	$937,036
Interest received	1,457	1,457
Interest paid	3,040	3,040

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

Three-month periods ended March 31, 2008 and March 31, 2007

Results of Operations

In the three months ended March 31, 2008, company net income slightly increased. Although company net revenues and gross profit rose substantially as compared with the same period in the same period of 2007,but operating expenses also increased during these periods , bring on company net income slight increased. These increases are due in large part to increased sales of Daqing Sunway’s pneumatic tube transport systems and new product - a medicine dispensation and packaging system. Cost of sales also increased during these periods, somewhat outpacing the increase in sales. The increase in cost of sales is due largely to increased depreciation expenses related to Sunway’s investment in 2007 in new molds , production lines used and the increased prices of raw materials used in the manufacture of its newly designed medicine packaging and dispensing equipment. The increase in operating expense is due new products marketing expense.

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

The table below presents information about our cash flow for the periods indicated:

	Three Months Ended March 31,
	2008	2007	Change
Net cash provided by (used in) operating activities	$2,572,133	$357,219	$2,214,914
Net cash provided by (used in) investing activities	$(2,198,185)	$33,645	$-2,231,830
Net cash provided by (used in) financing activities	$0	$0	$0
Effect of foreign currency translation on cash and cash equivalents	$262,621	$-49,918	$312,539
cash and cash equivalents at beginning of year	$5,820,100	$1,749,048	$4,071,052
Cash and cash equivalents-end of year	$6,456,669	$2,089,994	$4,366,675

Operating Activities

For the three months ended March 31, 2008, net cash provided by operating activities was $2,572,133. This was primarily attributable to our net income of $1,336,802, adjusted by an add-back of non-cash expenses mainly consisting of depreciation and amortization of $373,967 offset by a $861,364 increase in working capital. Specifically, the working capital increase was primarily due to i) a $620,159 accounts receivable increase driven by revenue growth; ii) a $77,394 inventories increase, principally finished goods, to support planned expansion and sales growth; iii) a $964,951 decrease in advance to suppliers to buy raw materials; iv) a $383,008 decrease in prepayments , travel advances to directors and advances to employees, consisting primarily of prepayments for raw materials supplies in advance of shipment and working capital of direct sales office; partially offset by a $214,661 decrease in accounts payable, tax payable, loans from unrelated parties, amount due from a director, accrued liabilities, other payables, and accrued liabilities.

Investing Activities

For the three months ended March 31, 2008, net cash used in investing activities was $2,198,185 and was primarily attributable to i) a $939,630 capital expenditure for purchase of new plant and equipment; ii) a $1,281,650 capital expenditure for Deposit for acquisition of computer software and iii) $23,095 in restricted cash.

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

40

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

SUNWAY GLOBAL, INC.

Dated: July 25, 2008	By:	/s/ Liu Bo
Liu Bo
Chief Executive Officer

Dated: July 25, 2008	By:	/s/ Samuel Sheng
Samuel Sheng
Chief Financial Officer