Form 10-Q
period 2008-06-30
Sunway Global Inc.
filed 2008-08-14
CIK 1096840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008.

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION FROM _______ TO ________.

COMMISSION FILE NUMBER 000-27159

SUNWAY GLOBAL, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	26-1650042
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Daqing Hi-Tech Industry Development Zone, Daqing, Heilongjiang, People’s Republic of China, 163316
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 14, 2008, there were 18,446,045 outstanding shares of the Registrant's Common Stock, $0.001 par value.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNWAY GLOBAL INC.

FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Stated in US dollars)(Unaudited)

SUNWAY GLOBAL INC.

CONTENTS	PAGES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	5

CONSOLIDATED BALANCE SHEETS	6 - 7

CONSOLIDATED STATEMENTS OF INCOME	8 - 9

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	10

CONSOLIDATED STATEMENTS OF CASH FLOWS	11 - 12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	13 - 30

ALBERT WONG & CO.
CERTIFIED PUBLIC ACCOUNTANTS
7th Floor, Nan Dao Commercial Building
359-361 Queen’s Road Central
Hong Kong
Tel : 2851 7954
Fax: 2545 4086

ALBERT WONG

B.Soc., Sc., LL.B., P.C.LL., Barrister-at-law, C.P.A.(Practising).

To: The board of directors and stockholders of  Sunway Global Inc.

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying interim consolidated balance sheets, related consolidated statements of income, stockholders’ equity and cash flows statement of Sunway Global Inc. and consolidated subsidiaries as of June 30, 2008, and for the three-month and six-month periods then ended. These interim financial information statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

Hong Kong	Albert Wong & Co.
August 14, 2008	Certified Public Accountants

SUNWAY GLOBAL INC.

CONSOLIDATED BALANCE SHEETS
AS AT JUNE 30, 2008 AND DECEMBER 31, 2007
(Stated in US Dollars)

	Notes	June 30, 2008	December 31, 2007
ASSETS		(Unaudited)	(Audited)
Current assets
Cash and cash equivalents		$15,001,412	$5,820,100
Trade receivables, net	6	2,499,943	1,525,201
Inventories	9	851,851	766,933
Advances to suppliers		2,058,826	1,331,159
Prepayments		16,007	125,333
Tender deposits		138,176	131,013
Travel advances to shareholders	7	58,665	30,824
Advances to employees	8	473,258	548,364

Total current assets		$21,098,138	$10,278,927
Amount due from a related company	4	21,828	585,678
Restricted cash		429,834	491,049
Amount due from a director	5	1,737,215	1,028,474
Property, plant and equipment, net	10	5,291,082	4,449,619
Intangible assets, net	11	6,969,843	6,933,491

TOTAL ASSETS		$35,547,940	$23,767,238
LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable		$-	$245,917
Income tax payable		409,847	157,877
Turnover and other taxes		260,027	143,857
Expected warranty expenses	12	58,913	55,351
Customers deposits		-	208,274
Accrued liabilities		372,459	323,464
Other payables		12,118	35,984

Total current liabilities		$1,113,364	$1,170,724

TOTAL LIABILITIES		$1,113,364	$1,170,724

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.

CONSOLIDATED BALANCE SHEETS (Continued)
AS AT JUNE 30, 2008 AND DECEMBER 31, 2007
(Stated in US Dollars)

	Notes	June 30, 2008	December 31, 2007
		(Unaudited)	(Audited)
STOCKHOLDERS’ EQUITY
Series A Convertible Preferred
Stock $0.001 par value; 400,000 shares
authorized; Nil and 246,176 shares
issued and outstanding at June 30, 2008
and December 31, 2007 respectively		$-	$246
Series B Convertible Preferred
Stock $0.001 par value; 400,000
shares authorized; 160,494 and 165,432
shares issued and outstanding
at June 30, 2008 and December 31, 2007	13	160	165

Common stock at $0.001 par value;
100,000,000 shares authorized;
18,460,045 and 223,658 shares issued and
outstanding at June 30, 2008
and December 31, 2007 respectively		18,446	224
Additional paid-in capital		22,611,362	16,099,333
Statutory reserves		2,127,978	2,127,978
Retained earnings		6,944,026	3,188,280
Accumulated other comprehensive income		2,732,604	1,180,288

		$34,434,576	$22,596,514

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$35,547,940	$23,767,238

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.

CONSOLIDATED STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

		Six months ended June 30,
		2008	2007
	Notes

Net revenues	18	$8,090,863	$5,659,211
Cost of net revenues	18	(2,376,675)	(1,699,615)

Gross profit		$5,714,188	$3,959,596

Selling expenses		(40,600)	(48,589)
General and administrative expenses		(1,280,119)	(665,218)

Income from operation		$4,393,469	$3,245,789
Interest expenses		-	(3,292)
Interest income		34,739	1,600

Income before income taxes		$4,428,208	$3,244,097

Income taxes	15	(672,462)	(497,491)

Net income		$3,755,746	$2,746,606

Net income per share:
-Basic		$0.32	$0.14

-Diluted		$0.13	$0.14

Weighted average number of common stock
-Basic	14	$11,757,733	$19,207,455

-Diluted	14	$29,064,297	$19,207,455

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

		Three months ended June 30,
		2008	2007
	Notes

Net revenues	18	$4,499,670	$3,195,695
Cost of net revenues	18	(1,236,310)	(1,055,774)

Gross profit		$3,263,360	$2,139,921

Selling expenses		(35,489)	(35,122)
General and administrative expenses		(610,527)	(344,537)

Income from operation		$2,617,344	$1,760,262
Interest expenses		-	(115)
Interest income		34,991	137

Income before income taxes		$2,652,335	$1,760,284

Income taxes	15	(400,774)	(264,367)

Net income		$2,251,561	$1,495,917

Net income per share:
-Basic and diluted		$0.15	$0.08

-Diluted		$0.08	$0.08

Weighted average number of common stock
-Basic		$15,155,118	$19,207,455

-Diluted		$28,619,524	$19,207,455

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2007 AND SIX MONTHS ENDED JUNE 30, 2008
(Stated in US Dollars)(Unaudited)

					Additional			Accumulated
	Preferred	Preferred	No.		paid			other
	Series	Series	shares	Common	in	Statutory	Retained	comprehensive
	A	B	outstanding	stock	capital	reserves	earnings	income	Total

Balance, January 1, 2007	$246	$-	223,658	$224	$4,223,165	$1,124,073	$4,844,680	$843,205	$11,035,593
Reversal of realized gain on investment	-	-	-	-	-	-	-	(423,537)	(423,537)
Net income	-	-	-	-	-	-	6,047,505	-	6,047,505
Appropriation to statutory reserves	-	-	-	-	-	1,003,905	(1,003,905)	-	-
Issuance to Vision re: Debentures	-	-	-	-	199,200	-	-	-	199,200
Issuance of Series B Convertible
Preferred Stock	-	165	-	-	11,676,968	-	(6,700,000)	-	4,977,133
Foreign currency translation adjustment	-	-	-	-	-	-	-	760,620	760,620

Balance, December 31,2007	$246	$165	223,658	$224	$16,099,333	$2,127,978	$3,188,280	$1,180,288	$22,596,514

Balance, January 1, 2008	$246	$165	223,658	$224	$16,099,333	$2,127,978	$3,188,280	$1,180,288	$22,596,514
Conversion of Preferred Series A
into Common Stock	(246)	-	13,711,831	13,712	(13,446)	-	-	-	-
Conversion of Preferred Series B
into Common Stock	-	(5)	148,140	148	(143)	-	-	-	-
Conversion of Warrant Series J
into Common Stock	-	-	4,362,416	4,362	6,525,638	-	-	-	6,530,000
Net income	-	-	-	-	-	-	3,755,746	-	3,755,746
Foreign currency translation adjustment	-	-	-	-	-	-	-	1,552,316	1,552,316

Balance, June 30,2008	$-	$160	18,446,045	$18,446	$22,611,362	$2,127,978	$6,944,026	$2,732,604	$34,434,576

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

	Six months ended June 30,
	2008	2007
Cash flows from operating activities
Net income	$3,755,746	$2,746,606
Depreciation	375,389	458,686
Amortization	420,972	13,697

Adjustments to reconcile net income to net cash provided by operating activities:
Trade receivables, net	(851,682)	(733,121)
Inventories	(34,545)	(181,655)
Advances to suppliers	(623,758)	(629,394)
Prepayments	114,059	46,126
Tender deposits	1,233	9,735
Travel advances to directors	(25,122)	(29,819)
Advances to employees	107,267	(372,507)
Accounts payable	(252,954)	(16,367)
Income tax payable	234,942	117,735
Turnover and other taxes	103,875	-
Expected warranty expenses	-	19,634
Customers deposits	(215,385)	78,924
Accrued liabilities and other payables	1,937	47,447

Net cash provided by operating activities	$3,111,974	$1,575,727

Cash flows from investing activities
Purchase of plant and equipment	$(914,693)	$(162,943)
Sales of short term investment	(434,674)	-
Restricted cash	61,215	(1,280,000)
Advances to a related company	584,415	-
Advances to a director	(624,299)	-

Net cash used in investing activities	$(1,328,036)	$(1,442,943)

Cash flows from financing activities	$		$
Proceeds from Vision re: Debentures		-		199,202
Proceeds from issuance of Series B Convertible
Preferred Stock		-		5,557,133
Proceeds from exercise of Series J Convertible
Preferred Stock		6,530,000		-

Net cash provided by financing activities		6,530,000		5,756,335

SUNWAY GLOBAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

	Six months ended June 30,
	2008	2007

Net in cash and cash equivalents sourced	$8,313,938	$5,889,119

Effect of foreign currency translation on
cash and cash equivalents	867,374	229,813

Cash and cash equivalents-beginning of year	5,820,100	1,749,048

Cash and cash equivalents-end of year	$15,001,412	$7,867,980

Supplementary cash flow information:
Interest received	$34,739	$1,600
Interest paid	-	3,292
Tax paid	672,462	487,195

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
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

The interim results of operations are not necessarily indicative of the results to be expected for the fiscal period ending June 30, 2008. The Company’s consolidated balance sheet as of December 31, 2007 has been taken from the Company’s audited consolidated balance sheet as of the date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows for the period presented. The Company’s accounting policies and certain other disclosure are set forth in the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Method of Accounting

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. This basis of accounting differs in certain material respects from that used for the preparation of the books of account of the Company’s principal subsidiaries, which are prepared in accordance with the accounting principles and the relevant financial regulations applicable to enterprises with limited liabilities established in the PRC and British Virgin Island, the accounting standards used in the places of their domicile. The accompanying condensed interim consolidated financial statements reflect necessary adjustments not recorded in the books of account of the Company's subsidiaries to present them in conformity with US GAAP.

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

*Note: Deemed variable interest entity

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
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

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
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

(i)	Accounting for the impairment of long-lived assets

The Group periodically evaluates the carrying value of long-lived assets to be held and used, including intangible assets subject to amortization, when events and circumstances warrant such a review, pursuant to the guidelines established in SFAS No. 144. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognised based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose.

During the reporting periods, there was no impairment loss.

(j)	Inventories

Inventories consist of finished goods and raw materials, and stated at the lower of cost or market value. Substantially all inventory costs are determined using the weighted average basis. Finished goods are comprised of direct materials, direct labor and an appropriate proportion of overhead.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
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

	June 30, 2008	December 31, 2007
Bank of Communications, Branch of Daqing
City Economic Zone	8,033,893	5,398,866
Daqing City Commercial Bank	4,508,010	72,690
HSBC	2,452,297	348,362
Cash on hand	7,212	182
	15,001,412	5,820,100

(m)	Restricted cash

Restricted cash are pledged deposits in an escrow account for investor relations purpose.

(n)	Revenue recognition

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
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
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

The Group did not have lease which met the criteria of capital lease. Leases which do not qualify as capital lease are classified as operating lease. Operating lease rental payment included in general and administrative expenses were 23,851 and $14,016 for the six months ended June 30, 2008 and 2007 respectively.

(r)	Advertising

The Group expensed all advertising costs as incurred. Advertising expenses included in selling expenses were $10,115 and $26,805 for the six months ended June 30, 2008 and 2007 respectively.

(s)	Shipping and handling

All shipping and handling are expensed as incurred. Shipping and handling expenses included in selling expenses were $10,389 and $15,090 for the six months ended June 30, 2008 and 2007 respectively.

(t)	Research and development

All research and development costs are expensed as incurred. The research and development costs included in general and administrative expenses were nil and $83,536 and for the six months ended June 30, 2008 and 2007 respectively.

(u)	Retirement benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the statements of income as incurred. The retirement benefit expenses included in general and administrative expenses were $17,964 and $27,297 for the six months ended June 30, 2008 and 2007 respectively.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	June 30, 2008	December 31, 2007	June 30, 2007
Twelve months ended	-	7.3141	-
RMB : USD exchange rate
Six months ended	6.8718	-	7.6248
RMB : USD exchange rate
Average six months ended	7.0726	-	7.7300
RMB : USD exchange rate
Average three months ended	6.9696	-	7.6896
RMB : USD exchange rate

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
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

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other financial statements. The Group’s current component of other comprehensive income is the foreign currency translation adjustment.

(z)	Recent accounting pronouncements

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

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 permits companies to continue to use the simplified method, under certain circumstances, in estimating the expected term of “plain vanilla” options beyond December 31, 2007. SAB 110 updates guidance provided in SAB 107 that previously stated that the Staff would not expect a company to use the simplified method for share option grants after December 31, 2007. Adoption of SAB 110 is not expected to have a material impact on the Company’s consolidated financial statements.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(z)	Recent accounting pronouncements (continued)

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

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 161 “Disclosures about Derivative Instruments and Hedging Activities”. SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact of SFAS 161 on its consolidated financial statements but does not expect it to have a material effect.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

3.	CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments which potentially expose the Group to concentrations of credit risk, consists of cash and accounts receivable as of June 30, 2008 and December 31, 2007. The Group performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

As of June 30, 2008 and December 31, 2007, the Group’s bank deposits were all placed with banks in the PRC where there is currently no rule or regulation in place for obligatory insurance of bank accounts.

For the six months ended June 30, 2008 and 2007, all of the Group’s sales were generated from the PRC. In addition, all accounts receivable as of June 30, 2008 and December 31, 2007 also arose in the PRC.

The maximum amount of loss due to credit risk that the Group would incur if the counter parties to the financial instruments failed to perform is represented the carrying amount of each financial asset in the balance sheet.

Normally the Group does not obtain collateral from customers or debtors.

Details of the customers accounting for 10% or more of the Group’s revenue are as follows:

	For the six months ended June 30,
	2008	2007
Customer A	$989,731	$-
Customer B	870,963	538,811
Customer C	821,477	-
Customer D	781,887	-
Customer E	-	733,507
Customer G	-	466,365
Customer J	-	439,198
Customer K		479,949

Details of customers accounting for 10% or more of the Group’s accounts receivable are as follows:

	June 30, 2008	December 31, 2007
Customer B	$419,523	$221,510
Customer D	274,120	159,005
Customer E	288,422	235,149
Customer G	-	269,861
Customer H	-	-
Customer I	257,435	275,851
Customer J	240,749	-
Customer K	-	146,688

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
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

6.	TRADE RECEIVABLES, NET

	June 30, 2008	December 31, 2007

Trade receivables, gross	$2,508,335	$1,533,085
Provision for doubtful debts	(8,392)	(7,884)

	$2,499,943	$1,525,201

All of the above accounts receivable are due within one year of aging.

An analysis of the allowance for doubtful accounts for the six months ended June 30, 2008 and December 31, 2007 is as follows:

	June 30, 2008	December 31, 2007

Balance at beginning of period/year	$7,884	$7,377
Foreign exchange adjustment	508	507

Balance at end of period/year	$8,392	$7,884

Allowance was made when collection of the full amount is no longer probable. Management reviews and adjusts this allowance periodically based on historical experience, current economic climate as well as its evaluation of the collectability of outstanding accounts. The Group evaluates the credit risks of its customers utilizing historical data and estimates of future performance.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

7.	TRAVEL ADVANCES TO SHAREHOLDERS

Travel advances were made to Shareholders. These shareholders are also the management of the company and these advances are used to enable their execution of operational duties such as marketing and sales promotion. The following table provides an analysis of the outstanding accounts.

	June 30, 2008	December 31, 2007

Bo Liu	$17,614	$4,244
Qichai Zhao	9,939	700
Deli Liang	-	6,568
Weishan Sun	31,112	19,312

	$58,665	$30,824

8.	ADVANCES TO EMPLOYEES

Advances to employees are advances for purchases and traveling. They are unsecured, interest free and repayable on demand.

9.	INVENTORIES

Inventories comprise the followings:

	June 30, 2008	December 31, 2007

Finished goods	$621,445	$161,005
Raw materials	230,406	605,928

	$851,851	$766,933

10.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net comprise the followings:

	June 30, 2008	December 31, 2007
At cost
Building	$1,443,695	$1,356,392
Machinery and equipment	1,097,167	1,022,960
Moldings	4,141,171	2,992,166
Computer software	2,040,623	1,942,823
Office equipment and motor vehicles	85,617	80,439

	$8,808,273	$7,394,780
Less: accumulated depreciation	(3,517,191)	(2,945,161)

	$5,291,082	$4,449,619

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

10.	PROPERTY, PLANT AND EQUIPMENT, NET (Continued)

Depreciation and amortization expense is included in the statement of income and comprehensive income as follows:

	For the six months ended June 30,
	2008	2007
Cost of sales	$368,794	$376,324
General and administrative expenses	6,595	82,362

	$375,389	$458,686

11.	INTANGIBLE ASSETS, NET

Intangible assets, net are as follows:

	June 30, 2008	December 31, 2007
Land use rights, at cost	$1,350,840	$1,269,151
Less: accumulated amortization	(76,645)	(58,508)
	$1,274,195	$1,210,643

Technology-based design, at cost	$6,304,389	$5,923,149
Less: accumulated amortization	(608,741)	(200,301)
	$5,695,648	$5,722,848
	$6,969,843	$6,933,491

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

Amortization expense included in the general and administrative expenses for the six-months ended 2008 and 2007 were $420,972 and $13,697 respectively.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

12.	WARRANTY LIABILITIES

An analysis of the warranty liabilities as at June 30, 2008 and December 2007 is as follows:

	2008	2007
Balance at beginning of period/year	$55,351	$22,811
Addition of warranty liabilities	-	55,918
Warranty expense for the year	-	(23,378)
Foreign currency difference	3,562	-

Balance at end of period/year	$58,913	$55,351

13.	SERIES B CONVERTIBLE PREFERRED STOCK AND ASSOCIATED WARRANTS

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
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
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

Under the agreement, Warrant J was expired on June 5, 2008. On that day, Vision Opportunity Master Fund Ltd. converted all the Warrant J, totally 4,362,416 shares into 4,362,416 of common stock.

On February 7, 2008, Vision Opportunity Master Fund Ltd. converted 246,176 shares of Preferred Series A into 13,711,831 shares of common stock

On June 18, 2008, Columbia China Capital Group, Inc. converted 4,938 shares of Preferred Series B into 148,140 shares of common stock.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

14.	EARNINGS PER SHARE

The calculation of the basic and diluted earnings per share attributable to the common stock holders is based on the following data:

	For the six months ended June 30,
	2008	2007
Earnings:
Earnings for the purpose of basic earnings per share	$3,755,746	$2,746,606
Effect of dilutive potential common stock	-	-

Earnings for the purpose of basic earnings per share	$3,755,746	$2,746,606

Number of shares:

Weighted average number of
common stock for the purpose of basic
earnings per share	11,757,733	19,207,455
Effect of dilutive potential common stock
- conversion of Series A
convertible preferred stock	2,787,570	-
- conversion of Series B
convertible preferred stock	4,952,379	-
- conversion of various warrants	9,566,615	-

Weighted average number of common
stock for the purpose of dilutive
earnings per share	29,064,297	19,207,455

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

15.	INCOME TAXES

The Company is registered in the State of Nevada whereas its subsidiary, WTL being incorporated in the British Virgin Islands is not subject to any income tax and conducts all of its business through its PRC subsidiary, SWT and Sunway (see note 1).

SWT and Sunway, being registered in the PRC, are subject to PRC’s Enterprise Income Tax. Under applicable income tax laws and regulations, an enterprise located in PRC, including the district where our operations are located, is subject to a 25% enterprise income tax (“EIT”).

However, Sunway is a high technology company, and in accordance with the relevant regulations regarding the favorable tax treatment for high technology companies, Sunway is entitled to a reduced tax rate of 15% as long as Sunway located and registered in the high and advance technology development zone.

A reconciliation between the income tax computed at the U.S. statutory rate and the Group’s provision for income tax is as follows:

	For the six month ended June 30,
	2008	2007

U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	(34%)	(34%)
PRC Enterprise Income Tax	25%	33%
Tax holiday	(10%)	(18%)

Provision for income taxes	15%	15%

16.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Group has entered into a tenancy agreement for factory expiring through 2008. Total rental expenses for the six months ended June 30, 2008 and 2007 amounted to $23,851 and $14,016 respectively.

As at June 30, 2008, the Group’s commitments for minimum lease payments under these leases for the next one year and thereafter are as follows:

June 30,
2008	$24,548
2009 - 2012 and thereafter	-

$24,548

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

18.	SEGMENT INFORMATION

The Group currently is engaged in the manufacturing and selling of logistic transport systems and operating in one segment only. The Group has contracted with customers with four types of product altogether, workstation type A, workstation type B, workstation type C and Sunway Automatic Dispensing and Packing (“SADP”). These three types of workstation are of the same function but with different product design.

Net revenues and cost of revenues by product:

For the six months ended June 30, 2008	Workstation	Workstation	Workstation
	Type A	Type B	Type C	SADP	Consolidated
Net revenues	$1,654,785	$3,503,647	$2,395,149	$537,282	$8,090,863

Cost of net revenues	(428,782)	(1,042,584)	(700,954)	(204,355)	(2,376,675)

	$1,226,003	$2,461,063	$1,694,195	$332,927	$5,714,188

For the six months ended June 30, 2007	Workstation	Workstation	Workstation
	Type A	Type B	Type C	SADP	Consolidated
Net revenues	$2,304,074	$3,355,137	$-	$-	$5,659,211

Cost of net revenues	(691,976)	(1,007,639)	-	-	(1,699,615)

	$1,612,098	$2,347,498	$-	$-	$3,959,596

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

Overview

As a result of the reverse merger, financing and related transactions described in our current report on Form 8-K/A filed with the SEC on June 27, 2007, the Company ceased to be a shell company and became a holding company for entities that, through contractual relationships, control the business of Daqing Sunway, a company organized under the laws of the PRC that designs, manufactures and sells logistic transport systems and medicine dispensing systems and equipment that are principally used by hospitals and other medical facilities in the PRC. Because Sunway’s operations are the only significant operations of the Company and its affiliates, this discussion and analysis focuses on the business results of Sunway, comparing its results in the three and six months ended June 30, 2008 to the three and six months ended June 30, 2007. We began selling our new core product—a medicine dispensation and packaging system also designed for use in hospitals and pharmacies—in the first quarter of 2008.

Three-month periods ended June 30, 2008 and June 30, 2007

Results of Operations

In the three months ended June 30, 2008, company net revenues and gross profit rose substantially as compared with the same period in the same period of 2007, operating expenses also increased during these periods, bring on company net income rose substantially increased. These increases are due in large part to increased sales of Daqing Sunway’s pneumatic tube transport systems . Cost of sales only slightly increased during these periods. The slightly increase in cost of sales is due to increased product volume brought drop to the fixed costs. The increase in operating expense is primarily due to an increase in amortization of intangible assets.

The following table summarizes the results of our operations during the three months ended June 30, 2008 and 2007, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the three months ended June 30, 2008 and 2007.

	Three Months Ended June 30,
	2008	2007	Change	Change rate
Net Revenues	$4,499,670	$3,195,695	$1,303,975	40.80%
Cost of net revenues	$1,236,310	$1,055,774	$180,536	17.10%
Gross Profit	$3,263,360	$2,139,921	$1,123,439	52.50%
Gross Margin	72.52%	$66.96%		5.56%
Operating Income	$2,617,344	$1,760,262	$857,082	48.69%
Net Income	$2,251,561	$1,495,917	$755,644	50.51%
Net profit margin	50.04%	46.81%		3.23%

Net revenue

Net revenue for the three months ended June 30, 2008, which resulted entirely from sales of pneumatic material transport system workstations (“PTS”) were $4,499,670, an increase of 40.80% as compared with the net revenue of $3,195,695 for the three months ended June 30, 2007. In the three months ended June 30, 2008, we sold 885 workstations, an increase of 27.89% as compared with 692 workstations sold in the three months ended June 30, 2007. The increase was primarily a result of more effective sales and marketing efforts.

The following table breaks down application categories as percentage of total net revenues.

	Three Months Ended June 30,
	2008			2007
	Sales		% of total sales	Sales		% of total sales
PTS		$4,499,670	100.00%		$3,195,695	100.00%
SADP	$		%	$
Total net revenues		$4,499,670	100.00%		$3,195,695	100.00%

Gross Profit

Gross profit increased 52.50% to $3,263,360 for the three months ended June 30, 2008, as compared to $2,139,921 for the three months ended June 30, 2007. Our gross profit margin rose 5.56% from 66.96% as of the three months ended June 30, 2007 to 72.52% as of the same period of 2008, mainly due to increased product volume brought drop to the fixed costs.

The table below presents information about our gross profit for the periods indicated:

	Three Months Ended June 30,
	2008		2007
	US$	Gross profit margin	US$	Gross profit margin

Gross Profit	$3,263,360	72.52%	$2,139,921	66.96%

Income from Operations

Operating income increased 48.69% to $2,617,344 for the three months ended June 30, 2008, as compared with $1,760,262 for the three months ended June 30, 2007. The increase was primarily a result of the higher revenue by cost reductions during the three months ended June 30, 2008 as compared to the same period of 2007.

Cost of Net revenues

Cost of net revenues increased to $1,236,310 for the three months ended June 30, 2008, representing 17.10% increase as compared with $1,055,774 for the same period of 2007. The increase is primarily due to increased net revenue and decreased manufacturing overhead from the three months ended June 30, 2008 to the same period of 2007. The manufacturing expenses decreased 9.88% for the three months ended June 30, 2008, as compared to the same period of 2007.

The table below presents information about our cost of sales for the periods indicated:

	Three Months Ended June 30,
	2008	2007	Change
Cost of net revenues	$1,236,310	$1,055,774	17.10%

Operating Expenses

Operating expenses were $646,016 for the three months ended June 30, 2008, an increase of 70.16% as compared to $379,659 for the same period of 2007. The increase was composed by two reasons: (1) selling expenses increased $367 or 1.04% to $35,489 in the three months ended June 30, 2008 from $35,122 for the same period of 2007; and (2) general & administration expenses increased $265,990, or 77.20% to $610,527 in the three months ended June 30, 2008 from $344,537 for the same period of 2007. In the three months ended June 30, 2008, we increased salary and benefits of management andincreased amortization of intangible assets. Reflecting this change, costs related to salary and benefits increased 65.63% in the three months ended June 30, 2008, compared with the same period of 2007; and amortization of intangible assets increased $357.73% in the three months ended June 30, 2008 compared with the same period of 2007.

The table below presents information about our operating expenses for the periods indicated:

	Three Months Ended June 30,
	2008	2007	change
Selling expenses	$35,489	$35,122	1.04%
General and administrative expenses	$610,527	$344,537	77.20%
Total operating expenses	$646,016	$379,659	70.16%

Net Income

Net income was $2,251,561 for the three months ended June 30, 2008, an increase of 50.51% from $1,495,917 for the same period of 2007. This increase is primarily due to a substantial net revenue increase partially offset by the higher general and administrative expenses .

Six-month periods ended June 30, 2008 and June 30, 2007

Results of Operations

In the six months ended June 30, 2008, company net sales, gross profit, operating income and net income all rose substantially as compared with the same period in the same period of 2007. These increases are due in large part to increased sales of Daqing Sunway’s pneumatic tube transport systems and new productóa medicine dispensation and packaging system. Cost of sales and operating expense also increased during these periods, somewhat outpacing the increase in sales. The increase in cost of sales is due largely to increased sales; the increase in operating expenses is due largely to increased amortization of intangible assets and salary.

The following table summarizes the results of our operations during the six months ended June 30, 2008 and 2007, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the six months ended June 30, 2008 and 2007.

	Six Months Ended June 30,
	2008	2007	Change	Change rate
Net Revenues	$8,090,863	$5,659,211	$2,431,652	42.97%
Cost of net revenues	$2,376,675	$1,699,615	$677,060	39.84%
Gross Profit	$5,714,188	$3,959,596	$1,754,592	44.31%
Gross Margin	70.63%	$69.97%		0.66%
Operating Income	$4,393,469	$3,245,789	$1,147,680	35.36%
Net Income	$3,755,746	$2,746,606	$1,009,140	36.74%
Net profit margin	46.42%	48.53%		-2.11%

Net revenue

Net revenue for the six months ended June 30, 2008, which resulted entirely from sales of pneumatic material transport system workstations (“PTS”) and Automatic Medicine Dispensing & Packing System (“SADP’), were $8,090,863, an increase of 42.97% as compared with the net revenue of $5,659,211 for the six months ended June 30, 2007. In the six months ended June 30, 2008, we sold 1,507 workstations, an increase of 21.93% as compared with 1,236 workstations sold in the six months ended June 30, 2007. The increase was primarily a result of more effective sales and marketing efforts.

The following table breaks down application categories as percentage of total sales.

	Six Months Ended June 30,
	2008		2007
	Sales	% of total sales	Sales		% of total sales
PTS	$7,553,581	93.36%		$5,659,211	100.00%
SADP	$537,282	6.64%	$		-
Total net revenues	$8,090,863	100.00%		$5,659,211	100.00%

Gross Profit

Gross profit increased 44.31% to $5,714,188 for the six months ended June 30, 2008, as compared to $3,959,596 for the six months ended June 30, 2007. Our gross profit margin rose 0.66% from 69.97% for the six months ended June 30, 2007 to 70.63% as of the same period of 2008, mainly due to increased product volume brought drop to the fixed costs.

The table below presents information about our gross profit for the periods indicated:

	Six Months Ended June 30,
	2008		2007
	US$	Gross profit margin	US$	Gross profit margin

Gross Profit	$5,714,188	70.63%	$3,959,596	69.97%

Income from Operations

Operating income increased 35.36% to $4,393,469 for the six months ended June 30, 2008, as compared with $3,245,789 for the six months ended June 30, 2007. The increase was primarily a result of the higher revenue partially offset by the higher general and administrative reduces during the six months ended June 30, 2008 as compared to the same period of 2007.

Cost of Net revenues

Cost of net revenues increased to $2,376,675 for the six months ended June 30, 2008, representing 39.84% increase as compared with $1,699,615 for the same period of 2007. The increase is due primarily to increased revenues and decreased by manufacturing expenses from the six months ended June 30, 2008 to the same period of 2007. The manufacturing expenses decreased 13.53% for the six months ended June 30, 2008, as compared to the same period of 2007.

The table below presents information about our cost of sales for the periods indicated:

	Six Months Ended June 30,
	2008	2007	Change
Cost of net revenues	$2,376,675	$1,699,615	39.84%

Operating Expenses

Operating expenses were $1,320,719 for the six months ended June 30, 2008, an increase of 85.02% as compared to $713,807 for the same period of 2007. The increase was primarily caused by two factors: (1) selling expenses decreased $7,989, or 16.44% to $40,600 in the six months ended June 30, 2008 from $48,589 for the same period of 2007; and (2) general & administration expenses increased $614,901, or 92.44% to $1,280,119 in the six months ended June 30, 2008 from $665,218 for the same period of 2007. In the six months ended June 30, 2008, we increased salary and benefits of management. Reflecting this change, costs related to salary and benefits increased 72.19% in the six months ended June 30, 2008, compared with the same period of 2007; and amortization of intangible assets increased $336,788, or 400.06% to $420,974 in the six months ended June 30, 2008 from $84,186 as of the same period of 2007; and cost of direct sales offices were increased from $0 as of the six months ended June 30, 2007 to $140,458 as of the same period of 2008.

The table below presents information about our operating expenses for the periods indicated:

	Six Months Ended June 30,
	2008	2007	change
Selling expenses	$40,600	$48,589	-16.44%
General & Administrative expenses	$1,280,119	$665,218	92.44%
Total operating expenses	$1,320,719	$713,807	85.02%

Net Income

Net income was $3,755,746 for the six months ended June 30, 2008, an increase of 36.74% from $2,746,606 for the same period of 2007. The increase is primarily due to i) substantial net revenue increase; ii) partially offset by higher operating expenses. Earnings per share was $0.32 and $0.13 on a diluted basis.

Cash and Cash Equivalents

Cash and Cash Equivalents increased to $15,001,412 as of the six months ended June 30, 2008, as compared to $5,820,100 as of the fiscal year ended December 31, 2007. The increase was mainly due to i) net income increase; ii) the warrants J exercised for approximately $6.53 million on June 5, 2008.

Accounts Receivable

Accounts Receivable increased 63.91% to $2,499,943 as of the six months ended June 30, 2008, compared with $1,525,201 as of in the fiscal year ended December 31, 2007. This increase in accounts receivable was primarily attributable to a substantial increase in workstation and new product-Automatic Medicine Dispensing and Packing System sales during the six months ended June 30, 2008.

Inventory

Inventory consists of raw materials and finished goods. As of the six months ended June 30, 2008, the recorded value of our inventory has increased 11.07% to $851,851 from $766,933 as of the fiscal year ended December 31, 2007. The increase is mainly due to increase in finished goods from $161,005 as of December 31, 2007 to $621,445 as of June 30, 2008, an increase of 285.99%. In raw materials decreased from $605,928 as of December 31, 2007 to $230,406 as of June 30, 2008, a decrease of 61.97%, which was due to increased sales and designed capacity.

The table below presents information about our inventory for the periods indicated:

Item	June 30, 2008	December 31, 2007	Change
Raw material	$230,406	$605,928	-61.97%
Finished goods	$621,445	$161,005	285.99%
Total	$851,851	$766,933	11.07%

Accounts payable

Accounts payable amounted to $0 as of the six months ended June 30, 2008, a decrease from $245,917 as of the fiscal year ended December 31, 2007. This decrease is mainly due to cash purchases of raw materials.

Liquidity and Capital Resources

We have historically financed our operations and capital expenditures principally through private placements of debt and equity offerings and cash provided by operations.

On June 6, 2007, we raised $6.7 million in gross proceeds through private placement offering of our series B convertible preferred stock. We received $4,976,335 in net proceeds after deducting placement agent discounts and commissions and payment of professional and other related expenses.

On June 5, 2008, we had received $6.53 million for the warrant J exercised.

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

The table below presents information about our cash flow for the periods indicated:

	Six Months Ended June 30,
	2008	2007	Change
Net cash provided by (used in) operating activities	$3,111,974	$1,575,727	$1,536,247
Net cash provided by (used in) investing activities	$-1,328,036	$-1,442,943	$114,907
Net cash provided by (used in) financing activities	$6,530,000	$5,756,335	$773,665
Effect of foreign currency translation on cash and cash equivalents	$867,374	$229,813	$637,561
Cash and cash equivalents at beginning of year	$5,820,100	$1,749,048	$4,071,052
Cash and cash equivalents-end of year	$15,001,412	$7,867,980	$7,133,432

Operating Activities

For the six months ended June 30, 2008, net cash provided by operating activities was $3,111,974. This was primarily attributable to our net income of $3,755,746, adjusted by an add-back of non-cash expenses mainly consisting of depreciation and amortization of $796,361 offset by a $1,440,133 decrease in working capital. Specifically, the working capital decrease was primarily due to i) a $851,682 accounts receivable increase driven by revenue growth; ii) a $34,545 inventories increase in principally finished goods to support planned expansion and sales growth; iii) a $623,758 increase in advance to suppliers to buy raw materials; and iv) a $197,437 decrease in prepayments , travel advances to directors, and advances to employees, consisting primarily of prepayments for raw materials supplies in advance of shipment and working capital of direct sales office; partially offset by a $127,585 increase in accounts payable, tax payable, loans from unrelated parties, amount due from a director, accrued liabilities, other payables, and accrued liabilities.

Investing Activities

For the six months ended June 30, 2008, net cash used in investing activities was $1,328,036. This was primarily attributable to i) a $914,693 capital expenditure for purchase of new plant and equipment; (ii) a $61,215 decrease in restricted cash; (iii) a $434,674 increase in sales of short term investment; and (iv) a $39,884 increase in advances to a related company and a director.

Financing activities

For the six months ended June 30, 2008, net cash used in financing activities was $6,530,000. This was primarily attributable to the warrant J exercised.

In future periods, we believe that our existing cash, cash equivalents and cash flows from operations, combined with availability under our revolving credit facility, will be sufficient to meet our presently anticipated future cash needs for at least the next 6 months. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue.

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

Revenue recognition. Net revenue is recognized when customer takes delivery and acceptance of products, the price is fixed or determinable as stated on sales contract, and the collectability is reasonably assured. Customers do not have a general right of return on products delivered, and management has not made allowance for estimated sales returns. Contract revenues are recognized when the manufacturing and installation of the medical equipments is completed. Generally, we receive total contract sum from clients in 3 installments. Deposit of 30% is received from client when the contract is signed. Second payment of 30% is received when the project commenced. The final sum of the remaining portion is received after the construction is completed within 4 months. Unexpected economic downturn is a factor that could materially affect the collectability of our accounts receivable and hence the recognition of our revenue.

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

Pursuant to Rule 13a-15(b) under the Exchange Act the Company carried out an evaluation with the participation of the Company’s management, including Liu Bo, the Company’s Chief Executive Officer (“CEO”) and Samuel Sheng, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the six months ended June 30, 2008. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation as to whether any change in our internal controls over financial reporting  occurred during the 2008 Quarter ended June 30, 2008.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the 2008 Quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

To our knowledge, there is no material litigation pending or threatened against us.

ITEM 1A. RISK FACTORS

N/A

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

To our knowledge, there are no material defaults upon senior securities.

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

ITEM 5 - OTHER INFORMATION

There were no matters required to be disclosed on Form 8-K during the six months ended June 30, 2008 which were not disclosed on such form.

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

SUNWAY GLOBAL, INC.

Dated: August 14, 2008	By:	/s/ Liu Bo
Liu Bo
Chief Executive Officer

Dated: August 14, 2008	By:	/s/ Samuel Sheng
Samuel Sheng
Chief Financial Officer