Form 10-K/A
period 2007-12-31
Sunway Global Inc.
filed 2008-08-25
CIK 1096840

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

The table below presents information about our cash flow for the periods indicated:

	Fiscal Year Ended December 31,
	2007	2006	Change
Net cash provided by (used in) operating activities	$4,903,141	$4,161,381	$741,760
Net cash provided by (used in) investing activities	$-5,689,488	$-3,516,947	$-2,172,541
Net cash provided by (used in) financing activities	$4,979,412	$-75,170	$5,054,582
Effect of foreign currency translation on cash and cash equivalents	$-122,013	$-8,541	$-113,472
cash and cash equivalents at beginning of year	$1,749,048	$1,188,325	$560,723
Cash and cash equivalents–end of year	$5,820,100	$1,749,048	$4,071,052

Operating Activities

For the fiscal year ended December 31, 2007, net cash provided by operating activities was $4,903,141. This was primarily attributable to our net income of $6,047,505, adjusted by an add-back of non-cash expenses mainly consisting of depreciation and amortization of $1,404,463 offset by a $1,692,887 decrease in working capital and a deduction of $1,346,989 profit on disposal of investments. Specifically, the working capital decrease was primarily due to i) a $42,054 accounts receivable decrease driven by reduce the deferral of payments by our customers; ii) a $349,802 inventory increase, principally raw materials, to support planned expansion and sales growth; iii) a $975,910 increase in advance to suppliers to purchase raw materials; iv) a $350,505 increase in prepayments expenses , tender deposits, travel advances to shareholders and advances to employees, consisting primarily of prepayments for raw materials supplies in advance of shipment; partially offset by a $432,325 increase in accounts payable , tax payable, expected warranty expenses, customer deposits, accrued liabilities and other payables.

Investing Activities

For the fiscal year ended December 31, 2007, net cash used in investing activities was $5,198,439 and was primarily attributable to i) a $491,049 increase in restricted cash for investor relations hold back; ii) a $2,659,808 income for net sales of short term investments; iii) a $619,627 capital expenditure for purchase of new plant and equipment; iv) a $5,687,457 capital expenditure improvement of intangibles assets and purchase of new intangibles; v) a $562,406 working capital for Beijing direct sales offices; vi) a $988,757 working capital for another direct sales offices.

Financing Activities

For the fiscal year ended December 31, 2007, net cash provided by financing activities was $4,979,412, which was primarily attributable to $5,176,335 in preference stock and debentures, partially offset by a $196,923 decrease in Bank loan repayments.

As of December 31, 2007, we had cash and cash equivalents of $5,820,100, up $4,071,052 from $1,749,048 at December 31, 2006.

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

Impairment of long-lived assets. We account for impairment of property, plant and equipment and amortizable intangible assets in accordance with SFAS No. SFAS No. 144. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose. During the reporting years, there was no impairment loss incurred. Competitive pricing pressure and changes in interest rates, could materially and adversely affect our estimates of future net cash flows to be generated by our long-lived assets.

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

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SUNWAY GLOBAL INC.

INDEX TO FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firms	F-2

Consolidated Balance Sheets as of December 31, 2007 and December 31, 2006	F-3 – F-4

Consolidated Statements of Operations for the Years Ended December 31, 2007 and December 31, 2006	F-5

Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2007 and December 31, 2006	F-6

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007 and December 31, 2006	F-7 – F-8

Notes to Consolidated Financial Statements	F-9 – F-37

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
Except for note 22 which is dated May 16, 2008

SUNWAY GLOBAL INC.

CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)
	Notes	2007	2006
		Restated	Restated
ASSETS
Current assets
Cash and cash equivalents		$5,820,100	$1,749,048
Short term investments	4	-	1,702,718
Trade receivables, net	7	1,525,201	1,467,963
Inventories	10	766,933	376,708
Advances to suppliers		1,331,159	294,535
Prepayments		125,333	334,658
Tender deposits		131,013	42,924
Travel advances to shareholders	8	30,824	6,457
Advances to employees	9	548,364	54,992

Total current assets		$10,278,927	$6,030,003
Restricted cash		491,049	-
Amount due from a related company	5	585,678	-
Amount due from a director	6	1,028,474	-
Property, plant and equipment, net	11	4,449,619	4,715,150
Intangibles, net	12	6,933,491	1,157,950

TOTAL ASSETS		$23,767,238	$11,903,103

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current liabilities
Short term bank loans	13	$-	$191,877
Accounts payable		245,917	57,289
Income tax payable		157,877	249,843
Turnover and other taxes		143,857	110,886
Expected warranty expenses	14	55,351	22,811
Customers deposits		208,274	67,157
Accrued liabilities		323,464	164,537
Other payables		35,984	3,110

Total current liabilities		$1,170,724	$867,510

TOTAL LIABILITIES		$1,170,724	$867,510

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

See notes to consolidated financial statements

SUNWAY GLOBAL INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)
		2007	2006
		Restated	Restated
	Notes

Net revenues	21	$11,865,138	$8,914,139
Cost of net revenues	21	(3,473,411)	(2,386,996)

Gross profit		$8,391,727	$6,527,143

Selling expenses		(234,792)	(238,212)
General and administrative expenses		(2,327,207)	(1,463,418)

Operating income		$5,829,728	$4,825,513
Interest income/(expenses), net	18	51,852	(5,175)
Gain on disposal of investments	4	1,346,989	-

Income before income taxes		$7,228,569	$4,820,338

Income taxes	19	(1,181,064)	(790,785)

Net income		$6,047,505	$4,029,553

Foreign currency translation		760,620	299,863
Unrealized gain on investments		-	423,537
Reclassification adjustment		(423,537)	-

Comprehensive income		$6,384,588	$4,752,953

Net income per share:
-Basic	17	$27.04	$18.02

-Diluted	17	$0.41	$18.02

Weighted average number of common stock
-Basic	17	$223,658	$223,658

-Diluted	17	$14,814,958	$223,658

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

See notes to consolidated financial statements

SUNWAY GLOBAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

	2007	2006
Cash flows from operating activities
Net income	$6,047,505	$4,029,553
Depreciation	1,186,203	874,376
Amortization	218,260	24,745
Profit on disposal of investments	(1,346,989)	-
Provision for bad debs	-	2,891
Loss on disposal of fixed assets	-	58,186

Adjustments to reconcile net income
to net cash provided by operating activities:
Trade receivables, net	42,054	(578,245)
Inventories	(349,802)	205,365
Advances to suppliers	(975,910)	48,209
Prepayments	223,112	(68,507)
Tender deposits	(81,747)	(42,040)
Travel advances to shareholders	(21,764)	(3,588)
Advances to employees	(470,106)	(53,859)
Accounts payable	178,921	(286,297)
Income tax payable	(104,819)	154,564
Turnover and other taxes	24,330	50,234
Expected warranty expenses	29,737	22,341
Customers deposits	131,064	(331,002)
Accrued liabilities	141,730	66,702
Other payables	31,362	(12,247)

Net cash provided by operating activities	$4,903,141	$4,161,381

Cash flows from investing activities
Sale of plant and equipment	$-	$48,359
Restricted cash	(491,049)	-
Sale of short term investments	6,073,136	-
Advances to related company	(562,406)	-
Advances to a director	(988,757)	(2,736)
Purchase of short term investments	(3,413,328)	(1,301,195)
Purchase of plant and equipment	(619,627)	(2,261,375)
Purchase of intangibles assets	(5,687,457)	-
Net cash used in investing activities	$(5,689,488)	$(3,516,947)

Cash flows from financing activities
Proceeds from vision re: Debentures	$199,202	$-
Preference Stock	4,977,133	-
Bank borrowings	-	375,851
Bank loan repayments	(196,923)	(451,021)
Net cash provided by/(used in) financing activities	$4,979,412	$(75,170)

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

8.	TRAVEL ADVANCES TO SHAREHOLDERS

Travel advances were made to certain shareholders. These shareholders are also the management of the Company, and these allowances are used to enable their execution of operational duties such as marketing and sales promotion. The following table provides an analysis of the outstanding accounts.
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

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

16.	SERIES B CONVERTIBLE PREFERRED STOCK AND ASSOCIATED WARRANTS (continued)

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

17.	EARNINGS PER SHARE

The calculation of the basic and diluted earnings per share attributable to the common stock holders is based on the following data:
Earnings:	2007	2006
Earnings for the purpose of basic
earnings per share	$6,047,505	$4,029,553
Effect of dilutive potential common
stock	-	-

Earnings for the purpose of basic
earnings per share	$6,047,505	$4,029,553

Number of shares:
Weighted average number of
common stock for the purpose of basic
earnings per share	223,658	223,658
Effect of dilutive potential common stock
- conversion of Series A
convertible preferred stock	9,628,340	-
- conversion of Series B
convertible preferred stock	4,962,960	-

Weighted average number of common
stock for the purpose of dilutive
earnings per share	14,814,958	223,658

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

SUNWAY GLOBAL INC.

BALANCE SHEETS
	Original	Restated
	December 31,
	2007	2007
ASSETS
Current assets
Cash and cash equivalents	$5,820,100	$5,820,100
Restricted cash	491,049	-
Short term investments	-	-
Trade receivables, net	1,525,201	1,525,201
Inventories	766,933	766,933
Advances to suppliers	1,331,159	1,331,159
Prepayments	125,333	125,333
Tender deposits	131,013	131,013
Travel advances to shareholders	30,824	30,824
Advances to employees	548,364	548,364

Total current assets	$10,769,976	$10,278,927
Restricted cash	-	491,049
Amount due from a related company	585,678	585,678
Amount due from a director	1,028,474	1,028,474
Property, plant and equipment, net	4,449,619	4,449,619
Intangibles, net	6,933,491	6,933,491

TOTAL ASSETS	$23,767,238	$23,767,238

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current liabilities
Short term bank loans	$-	$-
Accounts payable	245,917	245,917
Income tax payable	157,877	157,877
Turnover and other taxes	143,857	143,857
Expected warranty expenses	55,351	55,351
Customers deposits	208,274	208,274
Accrued liabilities	323,464	323,464
Other payables	35,984	35,984

Total current liabilities	$1,170,724	$1,170,724

TOTAL LIABILITIES	$1,170,724	$1,170,724

SUNWAY GLOBAL INC.

BALANCE SHEETS (Continued)
	Original	Restated
	December 31,
	2007	2007
STOCKHOLDERS’ EQUITY
Series A Convertible Preferred
Stock $0.001 par value 400,000
shares authorized; 246,176
shares issued and outstanding
at Dec 31, 2007 and 2006	$246	$246
Series B Convertible Preferred
Stock $0.001 par value 400,000
shares authorized; 165,432
shares issued and outstanding
at Dec 31, 2007 and 2006	165	165

Common stock at $0.001 par
value, 100,000,000 shares;
authorized 223,658 shares
issued and outstanding at
Dec 31, 2007 and 2006	224	224
Additional paid-in capital	16,352,833	16,099,333
Statutory reserves	2,165,287	2,127,978
Retained earnings	3,317,141	3,188,280
Accumulated other
comprehensive income
Unrealised gain on investment	-	-
Foreign currency translation	760,618	1,180,288

	$22,596,514	$22,596,514

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$23,767,238	$23,767,238

SUNWAY GLOBAL INC.

BALANCE SHEETS
	Original	Restated
	December 31,
	2006	2006
ASSETS
Current assets
Cash and cash equivalents	$1,757,388	$1,749,048
Restricted cash	-	-
Short term investments	1,702,718	1,702,718
Trade receivables, net	1,467,963	1,467,963
Inventories	376,708	376,708
Advances to suppliers	294,535	294,535
Prepayments	334,658	334,658
Tender deposits	42,924	42,924
Travel advances to shareholders	7,288	6,457
Advances to employees	54,992	54,992

Total current assets	$6,039,174	$6,030,003
Amount due from a related company	-	-
Amount due from a director	-	-
Property, plant and equipment, net	4,715,150	4,715,150
Intangibles, net	1,157,950	1,157,950

TOTAL ASSETS	$11,912,274	$11,903,103

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current liabilities
Short term bank loans	$191,877	$191,877
Accounts payable	57,289	57,289
Income tax payable	249,844	249,843
Turnover and other taxes	110,886	110,886
Expected warranty expenses	22,811	22,811
Customers deposits	67,157	67,157
Accrued liabilities	164,537	164,537
Other payables	3,108	3,110

Total current liabilities	$867,509	$867,510

TOTAL LIABILITIES	$867,509	$867,510

SUNWAY GLOBAL INC.

BALANCE SHEETS (Continued)
	Original	Restated
	December 31,
	2006	2006
STOCKHOLDERS’ EQUITY
Series A Convertible Preferred
Stock $0.001 par value 400,000
shares authorized; 246,176
shares issued and outstanding
at Dec 31, 2007 and 2006	$246	$246
Series B Convertible Preferred
Stock $0.001 par value 400,000
shares authorized; 165,432
shares issued and outstanding
at Dec 31, 2007 and 2006	-	165

Common stock at $0.001 par
value, 100,000,000 shares;
authorized 223,658 shares
issued and outstanding at
Dec 31, 2007 and 2006	224	224
Additional paid-in capital	4,476,665	4,223,000
Statutory reserves	1,161,382	1,124,073
Retained earnings	4,973,541	4,844,680
Accumulated other
comprehensive income	432,707	-
Unrealised gain on investment	-	423,537
Foreign currency translation	-	419,668

	$11,044,765	$11,035,593

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$11,912,274	$11,903,103

SUNWAY GLOBAL INC.

STATEMENTS OF INCOME

	Original	Restated
	For Year Ended December 31,
	2007	2007

Net revenues	$11,865,138	$11,865,138
Cost of net revenues	(3,473,411)	(3,473,411)

Gross profit	$8,391,727	$8,391,727

Selling expenses	(234,792)	(234,792)
General and administrative expenses	(2,327,207)	(2,327,207)

Operating income	$5,829,728	$5,829,728
Interest income/(expenses), net	51,852	51,852
Gain on disposal of investments	1,346,989	1,346,989

Income before income taxes	$7,228,569	$7,228,569

Income taxes	(1,181,064)	(1,181,064)

Net income	$6,047,505	$6,047,505

Foreign currency translation	713,324	760,620
Unrealized gain on investments	-	-
Reclassification adjustment	(423,537)	(423,537)

Comprehensive income	$6,337,292	$6,384,588

Net income per share:
-Basic	$27.04	$27.04

-Diluted	$0.41	$0.41

Weighted average number of common stock
-Basic	$223,653	$223,658

-Diluted	$14,814,953	$14,814,958

SUNWAY GLOBAL INC.

STATEMENTS OF INCOME
	Original	Restated
	For Year Ended December 31,
	2006	2006

Net revenues	$8,914,139	$8,914,139
Cost of net revenues	(2,386,996)	(2,386,996)

Gross profit	$6,527,143	$6,527,143

Selling expenses	(238,212)	(238,212)
General and administrative expenses	(1,405,232)	(1,463,418)

Operating income	$4,883,699	$4,825,513
Interest income/(expenses), net	33,421	(5,175)
Loss on disposal of fixed assets	(58,186)	-

Income before income taxes	$4,858,934	$4,820,338

Income taxes	(790,785)	(790,785)

Net income	$4,068,149	$4,029,553

Foreign currency translation	261,267	299,863
Unrealized gain on investments	423,537	423,537
Reclassification adjustment	-	-

Comprehensive income	$4,752,953	$4,752,953

Net income per share:
-Basic	$18.19	$18.02

-Diluted	$18.19	$18.02

Weighted average number of common stock
-Basic	$223,653	$223,658

-Diluted	$223,653	$223,658

SUNWAY GLOBAL INC.

STATEMENT OF CASH FLOWS
	Original	Restated
	For Year Ended December 31,
	2007	2007
Cash flows from operating activities
Net income	$6,047,505	$6,047,505
Depreciation	1,186,203	1,186,203
Amortization	218,260	218,260
Profit on disposal of investments	(1,346,989)	(1,346,989)
Provision for bad debs	-	-
Loss on disposal of fixed assets	-	-

Adjustments to reconcile net income
to net cash provided by operating activities:
Restricted cash	(491,049)	-
Trade receivables, net	42,054	42,054
Inventories	(349,802)	(349,802)
Advances to suppliers	(975,910)	(975,910)
Prepayments	223,112	223,112
Tender deposits	(81,747)	(81,747)
Travel advances to shareholders	(21,764)	(21,764)
Advances to employees	(470,106)	(470,106)
Accounts payable	178,921	178,921
Income tax payable	(104,819)	(104,819)
Turnover and other taxes	24,330	24,330
Expected warranty expenses	29,737	29,737
Customers deposits	131,064	131,064
Accrued liabilities	141,730	141,730
Other payables	31,362	31,362

Net cash provided by operating activities	$4,412,092	$4,903,141

Cash flows from investing activities
Sale of plant and equipment	$-	$-
Restricted cash	-	(491,049)
Sale of short term investments	6,073,136	6,073,136
Advances to related company	(562,406)	(562,406)
Advances to a director	(988,757)	(988,757)
Purchase of short term investments	(3,413,328)	(3,413,328)
Purchase of plant and equipment	(619,627)	(619,627)
Purchase of intangibles assets	(5,687,457)	(5,687,457)
Net cash used in investing activities	$(5,198,439)	$(5,689,488)

Cash flows from financing activities
Proceeds from vision re: Debentures	$199,202	$199,202
Preference Stock	4,977,133	4,977,133
Bank borrowings	-	-
Bank loan repayments	(196,923)	(196,923)
Net cash provided by financing activities	$4,979,412	$4,979,412

SUNWAY GLOBAL INC.

STATEMENT OF CASH FLOWS (Continued)

	Original	Restated
	For Year Ended December 31,
	2007	2007

Net in cash and cash equivalents sourced	$4,193,065	$4,193,065

Effect of foreign currency translation on
cash and cash equivalents	(130,353)	(122,013)

Cash and cash equivalents-beginning of year	1,757,388	1,749,048

Cash and cash equivalents-end of year	$5,820,100	$5,820,100

	2007	2007
Supplementary cash flow information:
Tax paid	$1,117,678	$1,117,678
Interest received	61,983	61,983
Interest paid	9,442	9,442

SUNWAY GLOBAL INC.

STATEMENT OF CASH FLOWS

	Original	Restated
	For Year Ended December 31,
	2006	2006
Cash flows from operating activities
Net income	$4,068,149	$4,029,553
Depreciation	874,376	874,376
Amortization	24,745	24,745
Profit on disposal of investments	-	-
Provision for bad debs	2,891	2,891
Loss on disposal of fixed assets	58,186	58,186

Adjustments to reconcile net income
to net cash provided by operating activities:
Restricted cash	-	-
Trade receivables, net	(578,245)	(578,245)
Inventories	205,365	205,365
Advances to suppliers	48,209	48,209
Prepayments	(68,507)	(68,507)
Tender deposits	(42,040)	(42,040)
Travel advances to shareholders	(3,588)	(3,588)
Advances to employees	(53,859)	(53,859)
Accounts payable	(286,297)	(286,297)
Income tax payable	154,564	154,564
Turnover and other taxes	50,234	50,234
Expected warranty expenses	22,341	22,341
Customers deposits	(331,002)	(331,002)
Accrued liabilities	66,702	66,702
Other payables	(12,247)	(12,247)

Net cash provided by operating activities	$4,199,977	$4,161,381

Cash flows from investing activities
Sale of plant and equipment	$48,359	$48,359
Sale of short term investments	-	-
Advances to related company	-	-
Advances to a director	(2,736)	(2,736)
Purchase of short term investments	(1,301,195)	(1,301,195)
Purchase of plant and equipment	(2,261,375)	(2,261,375)
Purchase of intangibles assets	-	-
Net cash used in investing activities	$(3,516,947)	$(3,516,947)

Cash flows from financing activities
Proceeds from vision re: Debentures	$-	$-
Preference Stock	-	-
Bank borrowings	375,851	375,851
Bank loan repayments	(451,021)	(451,021)
Net cash used in financing activities	$(75,170)	$(75,170)

SUNWAY GLOBAL INC.

STATEMENT OF CASH FLOWS (Continued)

	Original	Restated
	For Year Ended December 31,
	2006	2006

Net in cash and cash equivalents sourced	$607,860	$569,264

Effect of foreign currency translation on
cash and cash equivalents	(38,797)	(8,541)

Cash and cash equivalents-beginning of year	1,188,325	1,188,325

Cash and cash equivalents-end of year	$1,757,388	$1,749,048

	2006	2006
Supplementary cash flow information:
Tax paid	$965,229	$965,229
Interest received	62,688	24,092
Interest paid	28,863	28,863

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

SUNWAY GLOBAL, INC.

August 25, 2008	By:	/s/ Liu Bo
Liu Bo
Chief Executive Officer and Chairman (principal executive officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

	Chief Executive Officer and Chairman of the	August 25, 2008
/s/ Liu Bo	Board of Directors
Liu Bo
	Chief Financial Officer (principal financial	August 25, 2008
/s/ Samuel Sheng	and accounting officer)
Samuel Sheng

/s/ Liang Deli	Director	August 25, 2008
Liang Deli