Form 10-Q/A
period 2008-03-31
Sunway Global Inc.
filed 2008-08-25
CIK 1096840

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

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONTENTS	PAGES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1

CONSOLIDATED BALANCE SHEETS	2 - 3

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME	4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	5

CONSOLIDATED STATEMENTS OF CASH FLOWS	6 – 7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	8 - 34

EXPLANATORY NOTE:

The Registrant is filing this Form 10-Q/A for the period ended March 31, 2008 to clarify its critical accounting policy regarding the impairment of long-lived assets and to clarify its accounting for the dilutive effects of certain warrants issued by the Registrant in June 2007.

ALBERT WONG & CO.
CERTIFIED PUBLIC ACCOUNTANTS
7th Floor, Nan Dao Commercial Building
359-361 Queen’s Road Central
Hong Kong
Tel : 2851 7954
Fax: 2545 4086

ALBERT WONG
B.Soc., Sc., LL.B., P.C.LL., Barrister-at-law, C.P.A.(Practising).

To:	The board of directors and stockholders of
Sunway Global Inc.

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying interim consolidated balance sheets of Sunway Global Inc. as of March 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and cash flows for the three month periods then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of Sunway Global Inc.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with U.S. generally accepted accounting principles.

Hong Kong	Albert Wong & Co.
May 16, 2008	Certified Public Accountants

SUNWAY GLOBAL INC.

CONSOLIDATED BALANCE SHEETS
AS AT MARCH 31, 2008 AND DECEMBER 31, 2007
(Stated in US Dollars)

	Notes	March 31, 2008	December 31, 2007
ASSETS		(Unaudited)	(Audited)
Current assets
Cash and cash equivalents		$6,456,669	$5,820,100
Trade receivables, net	6	2,208,760	1,525,201
Inventories	9	876,207	766,933
Advances to suppliers		421,542	1,331,159
Prepayments		595,282	125,333
Tender deposits		-	131,013
Travel advances to shareholders	7	39,137	30,824
Advances to employees	8	398,153	548,364

Total current assets		$10,995,750	$10,278,927
Amount due from a related company	4	830	585,678
Restricted cash		467,954	491,049
Amount due from a director	5	726,133	1,028,474
Deposit for acquisition of computer software		1,281,650	-
Property, plant and equipment, net	10	5,396,525	4,449,619
Intangible assets, net	11	7,021,134	6,933,491

TOTAL ASSETS		$25,889,976	$23,767,238

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable		$39,823	$245,917
Income tax payable		282,820	157,877
Turnover and other taxes		235,056	143,857
Expected warranty expenses	12	57,651	55,351
Customers deposits		-	208,274
Accrued liabilities		374,037	323,464
Other payables		30,367	35,984

Total current liabilities		$1,019,754	$1,170,724

TOTAL LIABILITIES		$1,019,754	$1,170,724

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

Common stock at $0.001 par value
100,000,000 shares authorized;
13,935,489 and 223,658 shares issued and
outstanding at March 31, 2008
and December 31, 2007 respectively		13,936	224
Additional paid-in capital		16,085,867	16,099,333
Statutory reserves		2,127,978	2,127,978
Retained earnings		4,525,082	3,188,280
Accumulated other comprehensive income		2,117,194	1,180,288

		$24,870,222	$22,596,514

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY		$25,889,976	$23,767,238

See notes to consolidated financial statements

SUNWAY GLOBAL INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

		Three months ended March 31,
		2008	2007
	Notes

Net revenues	17	$3,563,425	$2,467,228
Cost of net revenues	17	(1,141,745)	(644,247)

Gross profit		$2,421,680	$1,822,981

Selling expenses		(162,555)	(13,580)
General and administrative expenses		(648,924)	(387,513)

Income from operation		1,610,201	1,421,888
Interest expenses		-	(3,040)
Interest income		143	1,457

Income before income taxes		$1,610,344	$1,420,305

Income taxes	15	(273,542)	(233,274)

Net income		$1,336,802	$1,187,031

Foreign currency translation		936,906	76,577
Unrealized gain on investments		-	246,153

Comprehensive income		$2,273,708	$1,509,761

Net income per share:
-Basic	14	$0.16	$5.31

-Diluted	14	$0.06	$5.31

Weighted average number of common stock
-Basic	14	$8,360,349	$223,658

-Diluted	14	$19,282,398	$223,658

See notes to consolidated financial statements

SUNWAY GLOBAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2007 AND THREE MONTHS ENDED
MARCH 31, 2008
(Stated in US Dollars)(Unaudited)

					Additional			Accumulated
	Preferred	Preferred	No.		paid			other
	Series	Series	shares	Common	in	Statutory	Retained	comprehensive
	A	B	outstanding	stock	capital	reserves	earnings	income	Total

Balance, January 1, 2007	$246	$165	223,658	$224	$4,223,000	$1,124,073	$4,844,680	$843,205	$11,035,593
Reversal of realized gain on
investment	-	-	-	-	-	-	-	(423,537)	(423,537)
Net income	-	-	-	-	-	-	6,047,505	-	6,047,505
Appropriation to statutory reserves	-	-	-	-	-	1,003,905	(1,003,905)	-	-
Issuance to Vision re: Debentures	-	-	-	-	199,200	-	-	-	199,200
Issuance of Series B Convertible
Preferred Stock	-	-	-	-	11,677,133	-	(6,700,000)	-	4,977,133
Foreign currency translation
adjustment	-	-	-	-	-	-	-	760,620	760,620

Balance, December 31,2007	$246	$165	223,658	$224	$16,099,333	$2,127,978	$3,188,280	$1,180,288	$22,596,514

Balance, January 1, 2008	$246	$165	223,658	$224	$16,099,333	$2,127,978	$3,188,280	$1,180,288	$22,596,514
Conversion of Preferred Series A into Common Stock	(246)	-	13,711,831	13,712	(13,466)	-	-	-	-
Net income	-	-	-	-	-	-	1,336,802	-	1,336,802
Foreign currency translation
adjustment	-	-	-	-	-	-	-	936,906	936,906

Balance, March 31,2008	$-	$165	13,935,489	$13,936	$16,085,867	$2,127,978	$4,525,082	$2,117,194	$24,870,222

See notes to consolidated financial statements

SUNWAY GLOBAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS MARCH 31, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

	Three months ended March 31,
	2008	2007
Cash flows from operating activities
Net income	$1,336,802	$1,187,031
Depreciation	177,687	227,562
Amortization	196,280	41,869

Adjustments to reconcile net income
to net cash provided by operating activities:
Trade receivables, net	(620,159)	(694,156)
Inventories	(77,394)	(115,467)
Advances to suppliers	964,951	-
Prepayments	383,008	(493,761)
Travel advances to shareholders	(39,137)	-
Advances to employees	(398,153)	-
Accounts payable	(214,661)	(31,364)
Income tax payable	118,380	-
Turnover and other taxes	85,220	177,708
Loans from unrelated parties	1,572,360	-
Amount due from a director	(726,133)	-
Customers deposits	(216,932)	-
Accrued liabilities	37,127	-
Other payables	(7,113)	57,797

Net cash provided by operating activities	$2,572,133	$357,219

Cash flows from investing activities
Purchase of plant and equipment	$(939,630)	$-
Restricted cash	23,095	-
Deposit for acquisition of computer software	(1,281,650)	-
Disposal of plant and equipment	-	33,645

Net cash (used in) provided by investing activities	$(2,198,185)	$33,645

Cash flows from financing activities	$-	$-

SUNWAY GLOBAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE THREE MONTHS MARCH 31, 2008 AND 2007
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
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
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
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
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
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
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

During the reporting period, there was no impairment loss.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
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
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
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

The Group did not have any lease which met the criteria of a capital lease. Leases which do not qualify as capital leases are classified as operating leases. Operating lease rental payments that were included in general and administrative expenses were $4,853 and nil for the three months ended March 31, 2008 and 2007, respectively.

(r)	Advertising

The Group expensed all advertising costs as incurred. Advertising expenses included in selling expenses were $20,979 and $5,996 for the three months ended March 31, 2008 and 2007 respectively.

(s)	Shipping and handling

All shipping and handling are expensed as incurred. Shipping and handling expenses included in selling expenses were $3,881 and $4,267 for the three months ended March 31, 2008 and 2007 respectively.

(t)	Research and development

All research and development costs are expensed as incurred. The research and development costs included in general and administrative expenses were $377 and $2,520 and for the three months ended March 31, 2008 and 2007 respectively.

(u)	Retirement benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the statements of income as incurred. The retirement benefit expenses included in general and administrative expenses were $10,118 and $13,576 for the three months ended March 31, 2008 and 2007 respectively.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
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
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
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
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
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
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
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
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
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

An analysis of the allowance for doubtful accounts for the three months ended March 31, 2008 and December 31, 2007 is as follows:

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
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
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

Inventories comprise the following:

	March 31, 2008	December 31, 2007

Finished goods	$538,386	$161,005
Raw materials	337,821	605,928

	$876,207	$766,933

10.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment,net comprise the following:

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
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
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

Amortization expense included in the general and administrative expenses for the three months ended 2008 and 2007 were $196,280 and $41,869 respectively.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
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
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
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

On February 7, 2008, Vision Opportunity Master Fund Ltd. invested 246,176 shares of Preferred Series A into 13,711,831 shares of common stock.

14.	EARNINGS PER SHARE

The calculation of the basic and diluted earnings per share attributable to the common stock holders is based on the following data:

	For the three months ended March 31,
Earnings:	2008	2007
Earnings for the purpose of basic
earnings per share	$1,336,802	$1,187,031
Effect of dilutive potential common
stock	-	-

Earnings for the purpose of basic
earnings per share	$1,336,802	$1,187,031

Number of shares:
Weighted average number of
common stock for the purpose of basic
earnings per share	8,360,349	223,658

conversion of Series A
convertible preferred stock	5,575,140	-
conversion of Series B		-
convertible preferred stock	4,962,960	-
conversion of Warrant Series A	2,520,496	-
conversion of Warrant Series B	885,551	-
conversion of Warrant Series J	2,623,161	-
conversion of Warrant Series C	2,057,343	-
conversion of Warrant Series D	657,747	-

Weighted average number of common
stock for the purpose of dilutive
earnings per share	27,642,747	223,658

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
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
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
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
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
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

SUNWAY GLOBAL INC.

BALANCE SHEETS
	Original	Restated
	March 31, 2008
ASSETS	(Unaudited)	(Unaudited)
Current assets
Cash and cash equivalents	$6,456,669	$6,456,669
Restricted cash	467,954	-
Trade receivables, net	2,208,760	2,208,760
Inventories	876,207	876,207
Advances to suppliers	421,542	421,542
Prepayments	595,282	595,282
Tender deposits	-	-
Travel advances to shareholders	39,137	39,137
Advances to employees	398,153	398,153

Total current assets	$11,463,704	$10,995,750
Amount due from a related company	830	830
Restricted cash	-	467,954
Amount due from a director	726,133	726,133
Deposit for acquisition of computer software	1,281,650	1,281,650
Property, plant and equipment, net	5,396,525	5,396,525
Intangible assets, net	7,021,134	7,021,134

TOTAL ASSETS	$25,889,976	$25,889,976

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$39,823	$39,823
Income tax payable	282,820	282,820
Turnover and other taxes	235,056	235,056
Expected warranty expenses	57,651	57,651
Customers deposits	-	-
Accrued liabilities	374,037	374,037
Other payables	30,367	30,367

Total current liabilities	$1,019,754	$1,019,754

TOTAL LIABILITIES	$1,019,754	$1,019,754

SUNWAY GLOBAL INC.

BALANCE SHEETS (Continued)
	Original	Restated
	March 31, 2008
	(Unaudited)	(Unaudited)
STOCKHOLDERS’ EQUITY
Series A Convertible Preferred
Stock $0.001 par value 400,000 shares
authorized; Nil and 246,176 shares
issued and outstanding at March 31, 2008
and December 31, 2007 respectively	$-	$-
Series B Convertible Preferred
Stock $0.001 par value 400,000
shares authorized; 165,432
shares issued and outstanding
at March 31, 2008 and December 31, 2007	165	165

Common stock at $0.001 par value
100,000,000 shares authorized;
13,935,489 and 223,658 shares issued and
outstanding at March 31, 2008
and December 31, 2007 respectively	13,935	13,936
Additional paid-in capital	16,339,368	16,085,867
Statutory reserves	2,165,287	2,127,978
Retained earnings	4,653,943	4,525,082
Accumulated other comprehensive income	1,697,524	2,117,194

	$24,870,222	$24,870,222

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,889,976	$25,889,976

SUNWAY GLOBAL INC.

BALANCE SHEETS

	Original	Restated
	December 31,
	2007	2007
ASSETS
Current assets
Cash and cash equivalents	$5,820,100	$5,820,100
Restricted cash	491,049	-
Short term investments	-	-
Trade receivables, net	1,525,201	1,525,201
Inventories	766,933	766,933
Advances to suppliers	1,331,159	1,331,159
Prepayments	125,333	125,333
Tender deposits	131,013	131,013
Travel advances to shareholders	30,824	30,824
Advances to employees	548,364	548,364

Total current assets	$10,769,976	$10,278,927
Amount due from a related company	585,678	585,678
Restricted cash	-	491,049
Amount due from a director	1,028,474	1,028,474
Property, plant and equipment, net	4,449,619	4,449,619
Intangibles, net	6,933,491	6,933,491

TOTAL ASSETS	$23,767,238	$23,767,238

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current liabilities
Short term bank loans	$-	$-
Accounts payable	245,917	245,917
Income tax payable	157,877	157,877
Turnover and other taxes	143,857	143,857
Expected warranty expenses	55,351	55,351
Customers deposits	208,274	208,274
Accrued liabilities	323,464	323,464
Other payables	35,984	35,984

Total current liabilities	$1,170,724	$1,170,724

TOTAL LIABILITIES	$1,170,724	$1,170,724

SUNWAY GLOBAL INC.

BALANCE SHEETS (Continued)

	Original	Restated
	December 31,
	2007	2007
STOCKHOLDERS’ EQUITY
Series A Convertible Preferred
Stock $0.001 par value 400,000
shares authorized; 246,176
shares issued and outstanding
at Dec 31, 2007 and 2006	$246	$246
Series B Convertible Preferred
Stock $0.001 par value 400,000
shares authorized; 165,432
shares issued and outstanding
at Dec 31, 2007 and 2006	165	165

Common stock at $0.001 par
value, 100,000,000 shares;
authorized 223,658 shares
issued and outstanding at
Dec 31, 2007 and 2006	224	224
Additional paid-in capital	16,352,833	16,099,333
Statutory reserves	2,165,287	2,127,978
Retained earnings	3,317,141	3,188,280
Accumulated other
comprehensive income
Unrealised gain on investment	-	-
Foreign currency translation	760,618	1,180,288

	$22,596,514	$22,596,514

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$23,767,238	$23,767,238

SUNWAY GLOBAL INC.

STATEMENTS OF INCOME

	Original	Restated
	Three months ended March 31,
	2008	2008

Net revenues	$3,563,425	$3,563,425
Cost of net revenues	(1,141,745)	(1,141,745)

Gross profit	$2,421,680	$2,421,680

Selling expenses	(162,555)	(162,555)
General and administrative expenses	(648,924)	(648,924)

Income from operation	1,610,201	1,610,201
Interest expenses	-	-
Interest income	143	143

Income before income taxes	$1,610,344	$1,610,344

Income taxes	(273,542)	(273,542)

Net income	$1,336,802	$1,336,802

Foreign currency translation	936,906	936,906
Unrealized gain on investments	-	-

Comprehensive income	$2,273,708	$2,273,708

Net income per share:
-Basic	$0.16	$0.16

-Diluted	$0.06	$0.06

Weighted average number of common stock
-Basic	$8,360,349	$8,360,349

-Diluted	$22,645,485	$19,282,398

SUNWAY GLOBAL INC.

STATEMENTS OF INCOME

	Original	Restated
	Three months ended March 31,
	2007	2007

Net revenues	$2,467,228	$2,467,228
Cost of net revenues	(644,247)	(644,247)

Gross profit	$1,822,981	$1,822,981

Selling expenses	(10,592)	(13,580)
General and administrative expenses	(255,644)	(387,513)

Income from operation	1,556,745	1,421,888
Interest expenses	(3,040)	(3,040)
Interest income	1,457	1,457

Income before income taxes	$1,555,162	$1,420,305

Income taxes	(233,274)	(233,274)

Net income	$1,321,888	$1,187,031

Foreign currency translation	297,428	76,577
Unrealized gain on investments	667,065	246,153

Comprehensive income	$2,286,381	$1,509,761

Net income per share:
-Basic	$5.91	$5.31

-Diluted	$5.91	$5.31

Weighted average number of common stock
-Basic	$223,653	$223,658

-Diluted	$223,653	$223,658

SUNWAY GLOBAL INC.
STATEMENT OF CASH FLOWS
	Original	Restated
	Three months ended March 31,
	2008	2008
Cash flows from operating activities
Net income	$1,336,802	$1,336,802
Depreciation	177,687	177,687
Amortization	196,280	196,280

Adjustments to reconcile net income
to net cash provided by operating activities:
Restricted cash	23,095	-
Trade receivables, net	(620,159)	(620,159)
Inventories	(77,394)	(77,394)
Advances to suppliers	964,951	964,951
Prepayments	383,008	383,008
Travel advances to shareholders	(39,137)	(39,137)
Advances to employees	(398,153)	(398,153)
Accounts payable	(214,661)	(214,661)
Income tax payable	118,380	118,380
Turnover and other taxes	85,220	85,220
Loans from unrelated parties	1,572,360	1,572,360
Amount due from a director	(726,133)	(726,133)
Customers deposits	(216,932)	(216,932)
Accrued liabilities	37,127	37,127
Other payables	(7,113)	(7,113)

Net cash provided by operating activities	$2,595,228	$2,572,133

Cash flows from investing activities
Purchase of plant and equipment	$(939,630)	$(939,630)
Restricted cash	-	23,095
Deposit for acquisition of computer software	(1,281,650)	(1,281,650)
Disposal of plant and equipment	-	-

Net cash used in investing activities	$(2,221,280)	$(2,198,185)

Cash flows from financing activities	$-	$-

SUNWAY GLOBAL INC.

STATEMENT OF CASH FLOWS (Continued)

	Original	Restated
	Three months ended March 31,
	2008	2008

Net in cash and cash equivalents sourced	$373,948	$373,948

Effect of foreign currency translation on
cash and cash equivalents	262,621	262,621

Cash and cash equivalents-beginning of year	5,820,100	5,820,100

Cash and cash equivalents-end of year	$6,456,669	$6,456,669

Supplementary cash flow information:
Tax paid	$1,364,381	$1,364,381
Interest received	143	143
Interest paid	-	-

SUNWAY GLOBAL INC.
STATEMENT OF CASH FLOWS
	Original	Restated
	Three months ended March 31,
	2007	2007
Cash flows from operating activities
Net income	$1,321,888	$1,187,031
Depreciation	146,495	227,562
Amortization	41,869	41,869

Adjustments to reconcile net income
to net cash provided by operating activities:
Restricted cash	-	-
Trade receivables, net	(696,888)	(694,156)
Inventories	(115,922)	(115,467)
Advances to suppliers	(460,618)	-
Prepayments	(54,242)	(493,761)
Travel advances to shareholders	-	-
Advances to employees	-	-
Accounts payable	1,325	(31,364)
Income tax payable	(15,131)	-
Turnover and other taxes	196,530	177,708
Loans from unrelated parties	-	-
Amount due from a director	-	-
Customers deposits	(7,515)	-
Accrued liabilities	(24,481)	-
Other payables	(13,738)	57,797

Net cash provided by operating activities	$319,572	$357,219

Cash flows from investing activities
Purchase of plant and equipment	$(1,877)	$-
Deposit for acquisition of computer software	-	-
Disposal of plant and equipment	-	33,645

Net cash used in investing activities	$(1,877)	$33,645

Cash flows from financing activities	$-	$-

SUNWAY GLOBAL INC.

STATEMENT OF CASH FLOWS (Continued)

	Original	Restated
	Three months ended March 31,
	2007	2007

Net in cash and cash equivalents sourced	$317,695	$390,864

Effect of foreign currency translation on
cash and cash equivalents	23,251	(49,918)

Cash and cash equivalents-beginning of year	1,749,048	1,749,048

Cash and cash equivalents-end of year	$2,089,994	$2,089,994

Supplementary cash flow information:
Tax paid	$937,036	$937,036
Interest received	1,457	1,457
Interest paid	3,040	3,040

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

Operating Activities

For the three months ended March 31, 2008, net cash provided by operating activities was $2,572,133. This was primarily attributable to our net income of $1,336,802, adjusted by an add-back of non-cash expenses mainly consisting of depreciation and amortization of $373,967 offset by a $861,364 increase in working capital. Specifically, the working capital increase was primarily due to i) a $620,159 accounts receivable increase driven by revenue growth; ii) a $77,394 inventories increase, principally finished goods, to support planned expansion and sales growth; iii) a $964,951 decrease in advance to suppliers to buy raw materials; iv) a $54,282 increase in prepayments , travel advances to shareholders and advances to employees, consisting primarily of prepayments for raw materials supplies in advance of shipment and working capital of direct sales office; partially offset by a $648,248 decrease in accounts payable, tax payable, loans from unrelated parties, amount due from a director, customers deposits, accrued liabilities and other payables.

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

SUNWAY GLOBAL, INC.

Dated: August 25, 2008	By:	/s/ Liu Bo
Liu Bo
Chief Executive Officer

Dated: August 25, 2008	By:	/s/ Samuel Sheng
Samuel Sheng
Chief Financial Officer