Form 10-Q/A
period 2008-06-30
Sunway Global Inc.
filed 2008-08-25
CIK 1096840

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

EXPLANATORY NOTE:

The Registrant is hereby filing this Form 10-Q/A for the period ended June 30, 2008 to clarify its critical accounting policy regarding the impairment of long-lived assets and to clarify its accounting for the dilutive effects of certain warrants issued by the Registrant in June 2007.

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
18,446,045 and 223,658 shares issued and
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

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

	Six months ended June 30,
	2008	2007
Cash flows from operating activities
Net income	$3,755,746	$2,746,606
Depreciation	375,389	458,686
Amortization	420,972	13,697

Adjustments to reconcile net income to net cash provided by operating activities:
Trade receivables, net	(851,682)	(733,121)
Inventories	(34,545)	(181,655)
Advances to suppliers	(623,758)	(629,394)
Prepayments	114,059	46,126
Tender deposits	1,233	9,735
Travel advances to shareholders	(25,122)	(29,819)
Advances to employees	107,267	(372,507)
Accounts payable	(252,954)	(16,367)
Income tax payable	234,942	117,735
Turnover and other taxes	103,875	-
Expected warranty expenses	-	19,634
Customers deposits	(215,385)	78,924
Accrued liabilities and other payables	1,937	47,447

Net cash provided by operating activities	$3,111,974	$1,575,727

Cash flows from investing activities
Purchase of plant and equipment	$(914,693)	$(162,943)
Sales of short term investment	(434,674)	-
Restricted cash	61,215	(1,280,000)
Advances to a related company	584,415	-
Advances to a director	(624,299)	-

Net cash used in investing activities	$(1,328,036)	$(1,442,943)

Cash flows from financing activities	$		$
Proceeds from Vision re: Debentures		-		199,202
Proceeds from issuance of Series B Convertible
Preferred Stock		-		5,557,133
Proceeds from exercise of Series J Convertible
Preferred Stock		6,530,000		-

Net cash provided by financing activities		6,530,000		5,756,335

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

The Group did not have lease which met the criteria of capital lease. Leases which do not qualify as capital lease are classified as operating lease. Operating lease rental payment included in general and administrative expenses were $23,851 and $14,016 for the six months ended June 30, 2008 and 2007 respectively.

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

Number of shares:

Weighted average number of
common stock for the purpose of basic
earnings per share	11,757,733	19,207,455
Effect of dilutive potential common stock
- conversion of Series A
convertible preferred stock	2,787,570	-
- conversion of Series B
convertible preferred stock	4,952,379	-
- conversion of Warrant Series A	2,424,318	-
- conversion of Warrant Series B	822,708	-
- conversion of Warrant Series J	3,763,183	-
- conversion of Warrant Series C	1,961,291	-
- conversion of Warrant Series D	595,115	-

Weighted average number of common
stock for the purpose of dilutive
earnings per share	29,064,297	19,207,455

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

Operating Activities

For the six months ended June 30, 2008, net cash provided by operating activities was $3,111,974. This was primarily attributable to our net income of $3,755,746, adjusted by an add-back of non-cash expenses mainly consisting of depreciation and amortization of $796,361 offset by a $1,440,133 decrease in working capital. Specifically, the working capital decrease was primarily due to i) a $851,682 accounts receivable increase driven by revenue growth; ii) a $34,545 inventories increase in principally finished goods to support planned expansion and sales growth; iii) a $623,758 increase in advance to suppliers to buy raw materials; and iv) a $197,437 decrease in prepayments, tender deposits, travel advances to shareholders, and advances to employees, consisting primarily of prepayments for raw materials supplies in advance of shipment and working capital of direct sales office; partially offset by a $127,585 increase in accounts payable, tax payable, expected warranty expenses, customers deposits, accrued liabilities and other payables.

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