Form 10-Q
period 2008-09-30
Sunway Global Inc.
filed 2008-11-14
CIK 1096840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 10, 2008, there were 18,499,736 outstanding shares of the Registrant's Common Stock, $0.001 par value.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNWAY GLOBAL INC.

FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Stated in US dollars)(Unaudited)

SUNWAY GLOBAL INC.

CONTENTS	PAGES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	4

CONSOLIDATED BALANCE SHEETS	5 - 6

CONSOLIDATED STATEMENTS OF INCOME	7 - 8

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	9

CONSOLIDATED STATEMENTS OF CASH FLOWS	10 - 11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	12 - 30

ALBERT WONG & CO.
CERTIFIED PUBLIC ACCOUNTANTS
7th Floor, Nan Dao Commercial Building
359-361 Queen’s Road Central
Hong Kong
Tel : 2851 7954
Fax: 2545 4086

ALBERT WONG
B.Soc., Sc., ACA., LL.B.,
CPA(Practising)

To: The board of directors and shareholders of
Sunway Global Inc.

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying interim consolidated balance sheets, related consolidated statements of income, stockholders’ equity and cash flows of Sunway Global Inc. and consolidated subsidiaries as of September 30, 2008, and for the three-month and nine-month periods then ended. These interim financial information statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

/s/ Albert Wong & Co.
Hong Kong, China	Albert Wong & Co.
November 14, 2008	Certified Public Accountants

SUNWAY GLOBAL INC.

CONSOLIDATED BALANCE SHEETS
AS AT SEPTEMBER 30, 2008 AND DECEMBER 31, 2007
(Stated in US Dollars)

	Notes	September 30, 2008	December 31, 2007
ASSETS		(Unaudited)	(Audited)
Current assets
Cash and cash equivalents		$16,289,476	$5,820,100
Trade receivables, net	6	3,040,200	1,525,201
Advances to suppliers		2,201,333	1,331,159
Prepayments		40,000	125,333
Tender deposits		203,858	131,013
Inventories	9	964,073	766,933
Travel advances to shareholders	7	64,891	30,824
Advances to employees	8	461,553	548,364
Total current assets		$23,265,384	$10,278,927
Amount due from a related company	4	830	585,678
Amount due from a director	5	-	1,028,474
Restricted cash		392,030	491,049
Deposit for acquisition of property, plant and equipment		2,917,536	-
Property, plant and equipment, net	10	5,274,020	4,449,619
Intangible assets, net	11	6,781,364	6,933,491
TOTAL ASSETS		$38,631,164	$23,767,238

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade payables		$61,574	$245,917
Income tax payable		465,779	157,877
Turnover and other taxes		475,717	143,857
Expected warranty liabilities	12	59,057	55,351
Customer deposits		-	208,274
Accrued liabilities		362,962	323,464
Other payables		14,926	35,984
Total current liabilities		$1,440,015	$1,170,724
TOTAL LIABILITIES		$1,440,015	$1,170,724

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.

CONSOLIDATED BALANCE SHEETS (Continued)
AS AT SEPTEMBER 30, 2008 AND DECEMBER 31, 2007
(Stated in US Dollars)

	Notes	September 30, 2008	December 31, 2007
		(Unaudited)	(Audited)
STOCKHOLDERS’ EQUITY
Series A Convertible Preferred
Stock $0.001 par value; 400,000 shares
authorized; Nil and 246,176 shares
issued and outstanding at September
30, 2008 and December 31, 2007 respectively		$-	$246

Series B Convertible Preferred
Stock $0.001 par value; 400,000
shares authorized; 160,494 and
165,432 shares issued and
outstanding at September 30, 2008
and December 31, 2007 respectively	13	160	165

Common stock at $0.001 par value;
100,000,000 shares authorized;
18,446,045 and 223,658 shares issued
and outstanding at September 30, 2008
and December 31, 2007 respectively		18,446	224
Additional paid-in capital		22,611,362	16,099,333
Statutory reserves		2,127,978	2,127,978
Retained earnings		9,605,503	3,188,280
Accumulated other comprehensive income		2,827,700	1,180,288
		$37,191,149	$22,596,514
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$38,631,164	$23,767,238

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.

CONSOLIDATED STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

		Nine months ended September 30,
	Notes	2008	2007

Net revenues	18	$14,074,768	$9,724,853
Cost of net revenues	18	(4,154,866)	(2,777,975)

Gross profit		$9,919,902	$6,946,878

Selling expenses		(279,167)	(219,401)
General and administrative expenses		(2,135,759)	(1,268,852)
Income from operation		$7,504,976	$5,458,625
Gain on disposal of investments		-	1,306,841
Interest expenses		-	(9,462)
Interest income		44,698	26,022
Income before income taxes		$7,549,674	$6,782,026

Income taxes	15	(1,132,451)	(1,024,633)
Net income		$6,417,223	$5,757,393

Net income per share:
-Basic		$0.46	$0.30
-Diluted		$0.22	$0.30

Weighted average number of common stock
-Basic	14	14,003,444	19,207,455
-Diluted	14	28,690,904	19,207,455

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

	Three months ended September 30,
	2008	2007

Net revenues	$6,025,075	$4,065,642
Cost of net revenues	(1,790,475)	(1,078,360)
Gross profit	$4,234,600	$2,987,282

Selling expenses	(247,296)	(170,812)
General and administrative expenses	(777,291)	(603,635)
Income from operation	$3,210,013	$2,212,835
Gain on disposal of investments	-	1,306,841
Interest expenses	-	(6,170)
Interest income	19,893	24,422
Income before income taxes	$3,229,906	$3,537,928

Income taxes	(484,486)	(527,142)
Net income	$2,745,420	$3,010,786

Net income per share:
-Basic and diluted	$0.15	$0.16
-Diluted	$0.10	$0.16

Weighted average number of common stock
-Basic	18,446,045	19,207,455
-Diluted	27,587,392	19,207,455

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2007 AND NINE MONTHS ENDED SEPTEMBER 30, 2008
(Stated in US Dollars)(Unaudited)

								Accumulated
	Preferred	Preferred	No. of		Additional			other
	Series	Series	shares	Common	paid - in	Statutory	Retained	comprehensive
	A	B	outstanding	stock	capital	reserves	earnings	income	Total

Balance, January 1, 2007	$246	$165	223,658	$224	$4,223,000	$1,124,073	$4,844,680	$843,205	$11,035,593
Reversal of relaized gain on investment	-	-	-	-	-	-	-	(423,537)	(423,537)
Net income	-	-	-	-	-	-	6,047,505	-	6,047,505
Appropriation to statutory reserves	-	-	-	-	-	1,003,905	(1,003,905)	-	-
Issuance to Vision re: Debentures	-	-	-	-	199,200	-	-	-	199,200
Issunace of Series B Convertible Preferred Stock	-	-	-	-	11,677,133	-	(6,700,000)	-	4,977,133
Foregin currency translation adjustment	-	-	-	-	-	-	-	760,620	760,620

Balance, December 31, 2007	$246	$165	223,658	$224	$16,099,333	$2,127,978	$3,188,280	$1,180,288	$22,596,514

Balance, January 1, 2008	$246	$165	223,658	$224	$16,099,333	$2,127,978	$3,188,280	$1,180,288	$22,596,514
Conversion of Preferred Series A
into Common Stock	(246)	-	13,711,831	13,712	(13,466)	-	-	-	-
Conversion of Preferred Series B
into Common Stock	-	(5)	148,140	148	(143)	-	-	-	-
Conversion of Warrant Series J
into Common Stock	-	-	4,362,416	4,362	6,525,638	-	-	-	6,530,000
Net income	-	-	-	-	-	-	6,417,223	-	6,417,223
Foreign currency translation adjustment	-	-	-	-	-	-	-	1,647,412	1,647,412

Balance, September 30, 2008	$-	$160	18,446,045	$18,446	$22,611,362	$2,127,978	$9,605,503	$2,827,700	$37,191,149

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

	Nine months ended September 30,
	2008	2007
Cash flows from operating activities
Net income	$6,417,223	$5,757,393
Depreciation	588,069	553,995
Amortization	638,114	19,299
Gain on disposal of investment	-	(1,306,841)
Warranty expense	-	20,310
Adjustments to reconcile net income to net cash provided by operating activities:
Trade receivables, net	(1,383,854)	(935,915)
Inventories	(142,793)	(201,717)
Advances to suppliers	(747,483)	(1,001,819)
Other receivables	-	(1,454,379)
Prepayments	90,978	(204,852)
Tender deposits	(62,756)	-
Travel advances to shareholders	(31,345)	-
Advances to employees	120,991	-
Trade payables	(194,875)	89,334
Income tax payable	291,223	-
Turnover and other taxes	315,610	360,078
Customers deposits	(217,655)	132,800
Accrued liabilities and other payables	(5,512)	24,970
Net cash provided by operating activities	$5,675,935	$1,852,656

Cash flows from investing activities
Purchase of plant and equipment	$(1,103,720)	$(369,135)
Purchase of investment securities	-	(3,458,551)
Sales of investment securities	-	2,664,547
Deposit for acquisition of property, plant and equipment	(2,917,536)	-
Decrease in restricted cash	99,019	-
Increase in restricted cash	-	(661,442)
Rental deposit	-	(1,995)
Decrease in amount due from a related company	611,191	-
Decrease in amount due from a director	1,074,798	-
Net cash used in investing activities	$(2,236,248)	$(1,826,576)

Cash flows from financing activities
Proceeds from Vision re: Debentures	$-	$199,202
Proceeds from issuance of Series B Convertible
Preferred Stock	-	4,977,133
Proceeds from exercise of Series J Convertible
Preferred Stock	6,530,000	-
Net cash provided by financing activities	$6,530,000	$5,176,335

SUNWAY GLOBAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

	Nine months ended September 30,
	2008	2007

Net in cash and cash equivalents sourced	$9,969,687	$5,202,415

Effect of foreign currency translation on cash and cash equivalents	499,689	197,087

Cash and cash equivalents-beginning of year	5,820,100	1,749,048
Cash and cash equivalents-end of year	$16,289,476	$7,148,550

Supplementary cash flow information:
Interest received	$44,698	$26,022
Interest paid	-	9,462
Tax paid	1,101,281	1,024,633

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Sunway Global Inc. (the “Company”) (formerly known as National Realty and Mortgage, Inc.) was incorporated in the state of Nevada on October 18, 1971. Prior to June 6, 2007 the Company has only nominal operations and assets.

On June 6, 2007, the Company executed a reverse-merger with Rise Elite International Limited (“Rise Elite (BVI)”) by an exchange of shares whereby the Company issued 210,886 shares of the Company’s Series A Convertible Preferred Stock, par value $0.001 per share in exchange for all shares in World Through Limited, a British Virgin Islands corporation (“World Through (BVI)”).

World Through (BVI) holds Sunway World Through Technology (Daqing) Co Ltd (“SWT” or “WFOE”), which entered into a series of agreements with Daqing Sunway Technology Co., Ltd (“Sunway”) including but not limited to management, loan, purchase option, consignment, trademark licensing, non-competition. As a result of entering the abovementioned agreements, WFOE deems to control Sunway as a Variable Interest Entity as required by FASB Interpretation No. 46 (revised December 2003) Consolidated of Variable Interest Entities, an Interpretation of ARB No. 51 since SWT was the primary beneficiary. Beijing Sunway New-force Medical Treatment Tech Co., Ltd (“Beijing Sunway”) was incorporated in Beijing, PRC on May 24, 2007, which was a wholly-owned subsidiary of “SWT”.

The Company, through its subsidiaries and Sunway, (hereinafter, collectively referred to as “the Group”), is now in the business of designing, manufacturing and selling logistic transport systems and medicine dispensing systems and equipment.

On February 7, 2008, the Company changed its name from National Realty and Mortgage, Inc. to Sunway Global Inc.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Method of accounting

The Company maintains its general ledger and journals with the accrual method accounting for financial reporting purposes. The financial statements and notes are representations of management. Accounting policies adopted by the Company conform to generally accepted accounting principles in the United States of America (“US GAAP”) and have been consistently applied in the presentation of financial statements.

The interim results of operations are not necessarily indicative of the results to be expected for the fiscal period ending September 30, 2008. The Company’s consolidated balance sheet as of December 31, 2007 has been taken from the Company’s audited consolidated balance sheet as of the date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows for the period presented. The Company’s accounting policies and certain other disclosure are set forth in the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Method of accounting (Continued)

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

The Company owned four subsidiaries since its reverse-merger on October 3, 2007. The detailed identities of the consolidating subsidiaries would have been as follows:

Name of subsidiaries	Place of incorporation	Attributable interest

World Through Ltd	British Virgin Islands	100%

Sunway World Through Technology (Daqing) Co Ltd	PRC	100%

*Daqing Sunway Technology Co Ltd	PRC	100%

Beijing Sunway New-force Medical Treatment Tech Co., Ltd	PRC	100%

*Note: Deemed variable interest entity

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
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

(e)	Intangible assets

Intangible assets are stated at cost less accumulated amortisation. Amortisation is provided over the respective useful lives, using the straight-line method. Estimated useful lives of the intangible assets are as follows:

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(g)	Property, plant and equipment

Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of the property, plant and equipment are as follows:

Buildings	20 years
Machinery and equipment	6 years
Molding	10 years
Computer software	3 years
Office equipment and motor vehicles	6 - 10 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income.

(h)	Maintenance and repairs

The cost of maintenance and repairs is charged to the income statement as incurred, whereas significant renewals and betterments are capitalized.

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

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
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

	September 30, 2008	December 31, 2007

Bank of Communications, Branch of Daqing City Economic Zone	8,451,668	5,398,866
Daqing City Commercial Bank	4,527,891	72,690
Agricultural Bank of China	1,016,470	-
HSBC	2,286,293	348,362
Cash on hand	7,154	182
	16,289,476	5,820,100

(m)	Restricted cash

Restricted cash are pledged deposits in an escrow account for investor relations purpose.

(n)	Revenue recognition

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

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(o)	Expected warranty liabilities

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

The Group did not have lease which met the criteria of capital lease. Leases which do not qualify as capital lease are classified as operating lease. Operating lease rental payment included in general and administrative expenses were $154,839 and $1,857 for the nine months ended September 30, 2008 and 2007 respectively.

(r)	Advertising

The Group expensed all advertising costs as incurred. Advertising expenses included in selling expenses were $46,779 and $72,729 for the nine months ended September 30, 2008 and 2007 respectively.

(s)	Shipping and handling

All shipping and handling are expensed as incurred. Shipping and handling expenses included in selling expenses were $16,477 and $22,730 for the nine months ended September 30, 2008 and 2007 respectively.

(t)	Research and development

All research and development costs are expensed as incurred. The research and development costs included in general and administrative expenses were $18,197 and $174,213 and for the nine months ended September 30, 2008 and 2007 respectively.

(u)	Retirement benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the statements of income as incurred. The retirement benefit expenses included in general and administrative expenses were $18,387 and $22,035 for the nine months ended September 30, 2008 and 2007 respectively.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(v)	Income taxes

The Group accounts for income taxes using an asset and liability approach and allows for recognition of deferred tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Group is able to realize their benefits, or that future realization is uncertain.

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	September 30, 2008	December 31, 2007	September 30, 2007
Twelve months ended
RMB : USD exchange rate	-	7.3141	-
Nine months ended
RMB : USD exchange rate	6.8551	-	7.5176
Average nine months ended
RMB : USD exchange rate	6.9989	-	7.6758
Average three months ended
RMB : USD exchange rate	6.8529	-	7.5691

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(x)	Statutory reserves

As stipulated by the PRC’s Company Law and as provided in the SWT, Sunway and Beijing Sunway’s Articles of Association, SWT, Sunway and Beijing Sunway’s net income after taxation can only be distributed as dividends after appropriation has been made for the following:

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards. SFAS 162 is not expected to have a material impact on the Company’s financial statements.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

3.	CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments which potentially expose the Group to concentrations of credit risk, consists of cash and trade receivables as of September 30, 2008 and December 31, 2007. The Group performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

As of September 30, 2008 and December 31, 2007, the Group’s bank deposits were all placed with banks in the PRC where there is currently no rule or regulation in place for obligatory insurance of bank accounts.

For the nine months ended September 30, 2008 and 2007, all of the Group’s sales were generated from the PRC. In addition, all accounts receivable as of September 30, 2008 and December 31, 2007 also arose in the PRC.

The maximum amount of loss due to credit risk that the Group would incur if the counter parties to the financial instruments failed to perform is represented the carrying amount of each financial asset in the balance sheet.

Normally the Group does not obtain collateral from customers or debtors.

Details of the customers accounting for 10% or more of the Group’s revenue are as follows:

	For the nine months ended September 30,
	2008	2007
Customer A	$1,550,252	$-
Customer B	1,500,244	-
Customer C	1,390,226	-
Customer D	1,380,225	989,479
Customer G	-	1,003,158
Customer J	-	1,103,474

Details of customers accounting for 10% or more of the Group’s trade receivables are as follows:

	September 30, 2008	December 31, 2007
Customer B	$339,304	$159,005
Customer C	353,640	-
Customer D	315,409	221,510
Customer G	-	235,149
Customer H	-	269,861
Customer J		275,851

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

4.	AMOUNT DUE FROM A RELATED COMPANY

Amount due from Rise Elite International Ltd (Rise Elite), a related company where Mr. Liu Bo, the director of the Company is shareholder. The amount is unsecured, interest free and repayable on demand. The amount is hold by Rise Elite because of a recent business development of representative offices in sundry location of China and this arrangement would be a better working capital arrangement.

5.	AMOUNT DUE FROM A DIRECTOR

Amount due from Mr. Liu Bo, the director of the Company is unsecured, interest free and repayable on demand. The amount is hold on behalf of Beijing Sunway New-force Medical Treatment Tech Co., Ltd by the director because of a recent business development of representative offices in sundry location of China and this arrangement would be a better working capital arrangement.

6.	TRADE RECEIVABLES, NET

	September 30, 2008	December 31, 2007

Trade receivables, gross	$3,048,612	$1,533,085
Provision for doubtful debts	(8,412)	(7,884)

	$3,040,200	$1,525,201

All of the above trade receivable are due within one year of aging.

An analysis of the allowance for doubtful accounts for the nine months ended September 30, 2008 and December 31, 2007 is as follows:

	September 30, 2008	December 31, 2007

Balance at beginning of period/year	$7,884	$7,377
Foreign exchange adjustment	528	507

Balance at end of period/year	$8,412	$7,884

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

7.	TRAVEL ADVANCES TO SHAREHOLDERS

Travel advances were made to shareholders. These shareholders are also the management of the company and these advances are used to enable their execution of operational duties such as marketing and sales promotion. The following table provides the details of the outstanding accounts.

	September 30, 2008	December 31, 2007

Bo Liu	$22,033	$4,244
Qichai Zhao	7,294	700
Deli Liang	-	6,568
Weishan Sun	35,564	19,312

	$64,891	$30,824

8.	ADVANCES TO EMPLOYEES

Advances to employees are advances for purchases and traveling. They are unsecured, interest free and repayable on demand.

9.	INVENTORIES

Inventories comprise the followings:

	September 30, 2008	December 31, 2007

Finished goods	$566,997	$161,005
Raw materials	397,076	605,928

	$964,073	$766,933

10.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net comprise the followings:
	September 30, 2008	December 31, 2007
At cost
Building	$1,447,212	$1,356,392
Machinery and equipment	1,106,434	1,022,960
Moldings	4,151,260	2,992,166
Computer software	2,033,887	1,942,823
Office equipment and motor
vehicles	274,088	80,439

	$9,012,881	$7,394,780
Less: accumulated depreciation	(3,738,861)	(2,945,161)

	$5,274,020	$4,449,619

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

10.	PROPERTY, PLANT AND EQUIPMENT, NET (Continued)

Depreciation expense is included in the statement of income as follows:
	For the nine months ended September 30,
	2008	2007

Cost of sales	$577,959	$552,540
General and administrative expenses	10,110	1,455

	$588,069	$553,995

11.	INTANGIBLE ASSETS, NET

The details of intangible assets, net are as follows:
	September 30, 2008	December 31, 2007

Land use rights, at cost	$1,354,131	$1,269,151
Less: accumulated amortization	(84,035)	(58,508)
	$1,270,096	$1,210,643

Technology-based design, at cost	$6,319,747	$5,923,149
Less: accumulated amortization	(808,479)	(200,301)
	$5,511,268	$5,722,848

	$6,781,364	$6,933,491

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

Amortization expense included in the general and administrative expenses for the nine months ended 2008 and 2007 were $638,114 and $19,299 respectively.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

12.	EXPECTED WARRANTY LIABILITIES

An analysis of the expected warranty liabilities as at September 30, 2008 and December 2007 is as follows:

	2008	2007

Balance at beginning of period/year	$55,351	$22,811
Addition of warranty liabilities	-	55,918
Warranty expense for the year	-	(23,378)
Foreign currency difference	3,706	-

Balance at end of period/year	$59,057	$55,351

13.	SERIES B CONVERTIBLE PREFERRED STOCK AND ASSOCIATED WARRANTS

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
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

On February 7, 2008, Vision Opportunity Master Fund Ltd. converted 246,176 shares of Preferred Series A into 13,711,831 shares of common stock

On June 18, 2008, Columbia China Capital Group, Inc. converted 4,938 shares of Preferred Series B into 148,140 shares of common stock.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

14.	EARNINGS PER SHARE

The calculation of the basic and diluted earnings per share attributable to the common stock holders is based on the following data:

	For the nine months ended September 30,
Earnings:	2008	2007

Earnings for the purpose of basic earnings per share	$6,417,223	$5,757,393
Effect of dilutive potential common stock	-	-

Earnings for the purpose of dilutive earnings per share	$6,417,223	$5,757,393

Number of shares:
Weighted average number of common stock for the purpose of basic earnings per share	14,003,444	19,207,455
Effect of dilutive potential common stock
- conversion of Series A convertible preferred stock	1,851,598	-
- conversion of Series B convertible preferred stock	4,906,191	-
- conversion of Warrant Series A	2,311,283	-
- conversion of Warrant Series B	748,849	-
- conversion of Warrant Series J	1,848,402	-
- conversion of Warrant Series C	521,504	-
- conversion of Warrant Series D	2,499,633	-

Weighted average number of common stock for the purpose of dilutive earnings per share	28,690,904	19,207,455

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

15.	INCOME TAXES

The Company, being registered in the State of Nevada and which conducts all of its business through its subsidiaries incorporated in PRC, is not subject to any income tax. The subsidiaries are SWT, Sunway and Beijing Sunway (see note 1).

SWT, Sunway and Beijing Sunway, being registered in the PRC, are subject to PRC’s Corporate Income Tax (“CIT”). Under applicable income tax laws and regulations, an enterprise located in PRC, including the district where our operations are located, is subject to a 25% and 33% respectively for the nine months ended September 30, 2008 and 2007.

However, Sunway is a high technology company, and in accordance with the relevant regulations regarding the favorable tax treatment for high technology companies, Sunway is entitled to a reduced tax rate of 15% as long as Sunway located and registered in the high and advance technology development zone.

The Group uses the asset and liability method, where deferred tax assets and liabilities are determined based in the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. There are no material temporary differences and therefore no deferred tax asset or liabilities as at September 30, 2008 and 2007.

A reconciliation between the income tax computed at the U.S. statutory rate and the Group’s provision for income tax is as follows:

	For the nine month ended September 30,
	2008	2007

U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	(34%)	(34%)
PRC CIT	25%	33%
Tax holiday	(10%)	(18%)

Provision for income taxes	15%	15%

The provision for income taxes consists of the following:

	For the nine month ended September 30,
	2008	2007

Current tax - PRC CIT	$1,132,451	$1,024,633

Deferred tax provision	-	-

Income tax expenses	$1,132,451	$1,024,633

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

16.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, trade receivables, other receivables, accounts payable, and other payables, approximate their fair values because of the short maturity of these instruments and the availability of the market rates of interest.

17.	COMMITMENTS AND CONTINGENCIES

The Group has entered into a tenancy agreement for factory expiring through 2008. Total rental expenses for the nine months ended September 30, 2008 and 2007 amounted to $154,839 and $1,857 respectively.

As at September 30, 2008, the Group’s commitments for minimum lease payments under these leases for the next one year and thereafter are as follows:

September 30, 2009	$210,781
2010 and thereafter	-

$210,781

On August 31, 2008, the Group entered a purchase agreement with a third party, to acquire land use rights and building at a consideration of US$7,293,840 (RMB$50,000,000). The Group has paid US$2,917,536 (RMB$20,000,000) as a deposit. As at September 30, 2008 and 2007, the Group had a capital commitment of purchasing property, plant and equipment, with the amounts of $4,376,304 (RMB$30,000,000) and nil respectively. The management of the Group expected the acquisition would be completed and paid the outstanding amount within 12 months after September 30, 2008.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

18.	SEGMENT INFORMATION

The Group currently is engaged in the manufacturing and selling of logistic transport systems and operating in one segment. The Group has contracted with customers with four types of product altogether, workstation type A, workstation type B, workstation type C and Sunway Automatic Dispensing and Packing (“SADP”). Workstation types A, B and C are of the same function but with different product design.

Net revenues and cost of revenues by product:

For the nine months ended	Workstation	Workstation	Workstation
September 30, 2008	Type A	Type B	Type C	SADP	Consolidated

Net revenues	$2,880,802	$5,435,885	$4,400,717	$1,357,364	$14,074,768

Cost of net revenues	(751,548)	(1,555,025)	(1,211,795)	(636,498)	(4,154,866)

	$2,129,254	$3,880,860	$3,188,922	$720,866	$9,919,902

For the nine months ended	Workstation	Workstation	Workstation
September 30, 2007	Type A	Type B	Type C	SADP	Consolidated

Net revenues	$3,415,536	$6,309,317	$-	$-	$9,724,853

Cost of net revenues	(977,743)	(1,800,232)	-	-	(2,777,975)

	$2,437,793	$4,509,085	$-	$-	$6,946,878

The Group’s operations are located in the PRC. All revenues are derived from customers in the PRC. All of the Group’s assets are located in the PRC. Sales of workstations are carried out in the PRC. Accordingly, no analysis of the Group's sales and assets by geographical market is presented.

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

Overview

As a result of the reverse merger, financing and related transactions described in our current report on Form 8-K/A filed with the SEC on June 27, 2007, the Company ceased to be a shell company and became a holding company for entities that, through contractual relationships, control the business of Daqing Sunway, a company organized under the laws of the PRC that designs, manufactures and sells logistic transport systems and medicine dispensing systems and equipment that are principally used by hospitals and other medical facilities in the PRC. Because Sunway’s operations are the only significant operations of the Company and its affiliates, this discussion and analysis focuses on the business results of Sunway, comparing its results in the three and nine months ended September 30, 2008 to the three and nine months ended September 30, 2007. We began selling our new core product—a medicine dispensation and packaging system also designed for use in hospitals and pharmacies—in the first quarter of 2008.

Three-month periods ended September 30, 2008 and September 30, 2007

Results of Operations

In the three months ended September 30, 2008, company net revenues, gross profit and operation income rose substantially as compared with the same period of 2007, but operating expenses increased and gain on disposal decreased to null during these periods, bring on company net income decreased. These decreases are due to gain on disposal of investments. The cost of net revenue increased substantially during these periods. The increase in cost of net revenue is due to increases in raw materials prices and net revenue.

The following table summarizes the results of our operations during the three months ended September 30, 2008 and 2007, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the three months ended September 30, 2008 and 2007.

	Three Months Ended September 30,
	2008	2007	Change	Change rate
Net Revenues	$6,025,075	$4,065,642	$1,959,433	48.19%
Cost of net revenues	$1,790,475	$1,078,360	$712,115	66.04%
Gross Profit	$4,234,600	$2,987,282	$1,247,318	41.75%
Gross Margin	70.28%	$73.48%		-3.20%
Operating Income	$3,210,013	$2,212,835	$997,178	45.06%
Net Income	$2,745,420	$3,010,786	$-265,366	-8.81%
Net profit margin	45.57%	74.05%		-28.49%

Net revenue

Net revenues for the three months ended September 30, 2008, which resulted entirely from sales of PTS and SADP, was $6,025,075, an increase of 48.19% as compared with the sales of $4,065,642 for the three months ended September 30, 2007. In the three months ended September 30, 2008, we sold 1015 workstations, an increase of 15.08% as compared with 882 workstations sold in the three months ended September 30, 2007. During the same period ended September 30, 2008, we also sold three units of SADP. The increase was primarily a result of more effective sales and marketing efforts.

The following table breaks down application categories as percentage of total net revenues.

	Three Months Ended September 30,
	2008		2007
	Sales	% of total sales	Sales	% of total sales
PTS	$5,193,310	86.19%	$4,065,642	100.00%
SADP	$831,765	13.81%
Total net revenues	$6,025,075	100.00%	$4,065,642	100.00%

Gross Profit

Gross profit increased 41.75% to $4,234,600 for the three months ended September 30, 2008, as compared to $2,987,282 for the three months ended September 30, 2007. Our gross profit margin drop 3.20% from 73.48% as of the three months ended September 30, 2007 to 70.28% as of the same period of 2008, mainly due to raw materials price rise.

The table below presents information about our gross profit for the periods indicated:

	Three Months Ended September 30,
	2008		2007
	US$	Gross profit margin	US$	Gross profit margin
Gross Profit	$4,234,600	70.28%	$2,987,282	73.48%

Income from Operations

Operating income increased 45.06% to $3,210,013 for the three months ended September 30, 2008, as compared with $2,212,835 for the three months ended September 30, 2007. The increase was primarily net revenues rise and operations expenses slight drop.

Cost of Net revenues

Cost of net revenues increased to $1,790,475 for the three months ended September 30, 2008, representing 66.04% increase as compared with $1,078,360 for the same period of 2007. The increase is primarily due to revenues increased and raw materials price rise.

The table below presents information about our cost of sales for the periods indicated:

	Three Months Ended September 30,
	2008	2007	Change
Cost of net revenues	$1,790,475	$1,078,360	66.04%

Operating Expenses

Operating expenses were $1,024,587 for the three months ended September 30, 2008, an increase of 32.30% as compared to $774,447 for the same period of 2007. The increase was composed of two reasons: i) selling expenses increased $76,484, or 44.78% to $247,296 in the three months ended September 30, 2008 from $170,812 for the same period of 2007; and ii) general and administration expenses increased $173,656, or 28.77% to $777,291 in the three months ended September 30, 2008 from $603,635 for the same period of 2007. In the three months ended September 30, 2008, we increased direct sales offices expenses and amortization of intangible assets. Changes in costs related to direct sales offices expenses were $78,827 for the three months ended September 30, 2008, as compared to nil for the same period of 2007; and amortization of intangible assets increased 3,776.15% in the three months ended September 30, 2008 compared with the same period of 2007.

The table below presents information about our operating expenses for the periods indicated:

	Three Months Ended September 30,
	2008	2007	Change
Selling expenses	$247,296	$170,812	44.78%
General and administrative expenses	$777,291	$603,635	28.77%
Total operating expenses	$1,024,587	$774,447	32.30%

Net Income

Net income was $2,745,420 for the three months ended September 30, 2008, a decrease of 8.81% from $3,010,786 for the same period of 2007. This decrease is primarily due to gain on disposal, which decreased to nil in the three months ended September 30, 2008 compared with the same period of 2007.

Nine-month periods ended September 30, 2008 and September 30, 2007

Results of Operations

In the nine months ended September 30, 2008, the Company’s net sales, gross profit and operating income all rose substantially as compared with the same period in the same period of 2007. These increases are due in large part to increased sales of PTS and SADP. Cost of sales and operating expense also increased during these periods, somewhat outpacing the increase in sales. The increase in cost of sales is due to increased sales and raw material price rises; the increase in operating expenses is due largely to increased amortization of intangible assets and salary. Because gain on disposal decreased to nil during these periods, growth in bring on company net income slowed.

The following table summarizes the results of our operations during the nine months ended September 30, 2008 and 2007, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the nine months ended September 30, 2008 and 2007.

	Nine months Ended September 30,
	2008	2007	Change	Change rate
Net Revenues	$14,074,768	$9,724,853	$4,349,915	44.73%
Cost of net revenues	$4,154,866	$2,777,975	$1,376,891	49.56%
Gross Profit	$9,919,902	$6,946,978	$2,972,924	42.80%
Gross Margin	70.48%	$71.43%		-0.95%
Operating Income	$7,504,976	$5,458,625	$2,046,351	37.49%
Net Income	$6,417,223	$5,757,393	$659,830	11.46%
Net profit margin	45.59%	59.20%		-13.61%

Net revenue

Net revenue for the nine months ended September 30, 2008, which resulted entirely from sales of PTS and SADP, were $14,074,768, an increase of 44.73% as compared with the net revenues of $9,724,853 for the nine months ended September 30, 2007. In the nine months ended September 30, 2008, we sold 2522 workstations, an increase of 19.07% as compared with 2,118 workstations sold in the nine months ended September 30, 2007; during the same period ended September 30, 2008, we also sold 5 units of SADP. The increase was primarily a result of more effective sales and marketing efforts.

The following table breaks down application categories as percentage of total sales.

	Nine months Ended September 30,
	2008		2007
	Sales	% of total sales	Sales	% of total sales
PTS	$12,717,404	90.36%	$9,724,853	100.00%
SADP	$1,357,364	9.64%
Total net revenues	$14,074,768	100.00%	$9,724,853	100.00%

Gross Profit

Gross profit increased 42.80% to $9,919,902 for the nine months ended September 30, 2008, as compared to $6,946,878 for the nine months ended September 30, 2007. Our gross profit margin dropped 0.95% from 71.43% for the nine months ended September 30, 2007 to 70.48% as of the same period of 2008, mainly due to rises in raw material prices and a slight increase in cost of sales.

The table below presents information about our gross profit for the periods indicated:

	Nine months Ended September 30,
	2008		2007
	US$	Gross profit margin	US$	Gross profit margin
Gross Profit	$9,919,902	70.48%	$6,946,878	71.43%

Income from Operations

Income from operations increased 37.49% to $7,504,976 for the nine months ended September 30, 2008, as compared with $5,458,625 for the nine months ended September 30, 2007. The increase was primarily a result of the high revenue partially offset by the higher reduction in operationsduring the nine months ended September 30, 2008 as compared to the same period of 2007.

Cost of Net revenues

Cost of net revenues increased to $4,154,866 for the nine months ended September 30, 2008, representing 49.56% increase as compared with $2,777,975 for the same period of 2007. The increase is due to increases in sales and raw material prices.

The table below presents information about our cost of sales for the periods indicated:

	Nine months Ended September 30,
	2008	2007	Change
Cost of net revenues	$4,154,866	$2,777,975	49.56%

Operating Expenses

Operating expenses were $2,414,926 for the nine months ended September 30, 2008, an increase of 62.27% as compared to $1,488,253 for the same period of 2007. The increase was primarily caused by two reasons: i) selling expenses increased $59,766, or 27.24% to $279,167 in the nine months ended September 30, 2008 from $219,401 for the same period of 2007; and ii) general and administration expenses increased $866,907, or 68.32% to $2,135,759 in the nine months ended September 30, 2008 from $1,268,852 for the same period of 2007. In the nine months ended September 30, 2008, we increased salary and benefits of management. Reflecting this change, costs related to salary and benefits increased 44.51% in the nine months ended September 30, 2008, as compared with the same period of 2007; and amortization of intangible assets increased $618,815, or 3,206% to $638,114 in the nine months ended September 30, 2008 from $19,299 as of the same period of 2007; and direct sales offices expenses were increased from nil as of the nine months ended September 30, 2007 to $292,204 as of the same period of 2008.

The table below presents information about our operating expenses for the periods indicated:

	Nine months Ended September 30,
	2008	2007	Change
Selling expenses	$279,167	$219,401	27.24%
General & Administrative expenses	$2,135,759	$1,268,852	68.32%
Total operating expenses	$2,414,926	$1,488,253	62.27%

Net Income

Net income was $6,417,223 for the nine months ended September 30, 2008, an increase of 11.46% from $5,757,393 for the same period of 2007. The increase is primarily due to i) substantial net revenues increase; ii) partially offset by higher operating expenses and nil investment yields. Earnings per share were $0.46 and $0.22 on a diluted basis.

Cash and Cash Equivalents

Cash and Cash Equivalents increased to $16,289,476 as of the nine months ended September 30, 2008, compared to $5,820,100 as of the fiscal year ended December 31, 2007. The increase was mainly due to i) net income increase; ii) the warrants J exercised $6.53 million at June 5, 2008; and iii) amortization and depreciation increase.

Accounts Receivable

Accounts receivable increased 99.33% to $3,040,200 as of the nine months ended September 30, 2008, compared with $1,525,201 as of the fiscal year ended December 31, 2007. This increase in accounts receivable was primarily attributable to a substantial increase in workstation and SADP systems, which began to be sold during the nine months ended September 30, 2008.

Inventory

Inventory consists of raw materials and finished goods. As of the nine months ended September 30, 2008, the recorded value of our inventory has increased 25.70% to $964,073 from $766,933 as of the fiscal year ended December 31, 2007. The increase is mainly due to increase in finished goods from $161,005 as of December 31, 2007 to $566,997 as of September 30, 2008, an increase of 252.16%, which was due to increased output of production. Raw materials inventory decreased from $605,928 as of December 31, 2007 to $397,076 as of September 30, 2008, a decrease of 34.47%. Due to the decrease in the expected prices of raw materials, we adjusted our inventory strategy by increasing the frequency of ordering and decreasing each order's quantity, which in turn kept our inventory of raw materials at a low level.

The table below presents information about our inventory for the periods indicated:

Item	September 30, 2008	December 31, 2007	Change
Raw material	$397,076	$605,928	-34.47
Finished goods	$566,997	$161,005	252.16%
Total	$964,073	$766,933	25.70%

Accounts payable

Accounts payables amounted to $61,574 as of the nine months ended September 30, 2008, a decrease from $245,917 as of the fiscal year ended December 31, 2007. This decrease is mainly due to cash purchases of raw materials.

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

On June 5, 2008, we had received $6.53 million for the exercise of warrants J.

On September 9, 2008, we had received $50,000 for exercise of warrants J.

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

The table below presents information about our cash flow for the periods indicated:

	Nine months Ended September 30,
	2008	2007	Change
Net cash provided by (used in) operating activities	$5,675,935	$1,852,656	$3,823,279
Net cash provided by (used in) investing activities	$(2,236,248)	$(1,826,576)	$(409,672)
Net cash provided by (used in) financing activities	$6,530,000	$5,176,335	$(1,353,665)
Effect of foreign currency translation on cash and cash equivalents	$499,689	$197,087	$302,602
Beginning cash and cash equivalent	$5,820,100	$1,749,048	$4,071,052
Ending cash and cash equivalent	$16,289,476	$7,148,550	$9,140,926

Operating Activities

For the nine months ended September 30, 2008, net cash provided by operating activities was $5,675,935. This was primarily attributable to our net income of $6,417,223, adjusted by an add-back of non-cash expenses mainly consisting of depreciation and amortization of $ 1,226,183 offset by a $ 1,967,471 decrease in working capital. Specifically, the working capital decrease was primarily due to i) a $1,383,854 trade receivables increase driven by revenue growth; ii) a $142,793 inventories increase, principally finished goods, to support planned expansion and sales growth; iii) a $747,483 increase in advance to suppliers to buy raw materials and software systems ; iv) a $62,756 increase in tender deposits by tender for client deposits; v)a $180,624 decrease in prepayments , travel advances to directors and advances to employees, consisting primarily of prepayments for raw materials supplies in advance of shipment and working capital of direct sales office; partially offset by a $188,791 increase in trade payables, tax payable, accrued liabilities and other payables.

Investing Activities

For the nine months ended September 30, 2008, net cash used in investing activities was $2,236,248. This was primarily attributable to i) a $1,103,720 capital expenditure for rebuild plant and equipment; ii) a $2,917,536 capital expenditure by an advances to payment for purchase Qingdao Liheng Weave Co., Ltd; iii) a $99,019 decrease in restricted cash; iv) a $611,191 decrease in amount due from a related company; vi) a $1,074,798 decrease in amount due from a director.

Financing activities

For the nine months ended September 30, 2008, net cash used in financing activities was $6,530,000. This was primarily attributable to the warrants J that were exercised.

In future periods, we believe that our existing cash, cash equivalents and cash flows from operations, combined with availability under our revolving credit facility, will be sufficient to meet our presently anticipated future cash needs for at least the next 3 months. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue.

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

Impairment of long-lived assets . We account for impairment of property, plant and equipment and amortizable intangible assets in accordance with SFAS No. SFAS No. 144. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose. During the reporting periods, there was no impairment loss incurred. Competitive pricing pressure and changes in interest rates, could materially and adversely affect our estimates of future net cash flows to be generated by our long-lived assets.

Inventories . Inventories consist of finished goods and raw materials, and stated at the lower of cost or market value. Substantially all inventory costs are determined using the weighted average basis. Finished goods are comprised of direct materials, direct labor and an appropriate proportion of overhead. The management regularly evaluates the composition of its inventory to identify slow-moving and obsolete inventories to determine if additional write-downs are required. Changes in sales volumes due to unexpected economic or competitive conditions are among the factors that could materially affect the adequacy of such write down. Changes in sales volumes due to unexpected economic or competitive conditions are among the factors that could materially affect the adequacy of such write down.

Trade receivable . Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An allowance for doubtful accounts is maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. Bad debts are written off as incurred. During the reporting years, there were no bad debts. Outstanding accounts balances are reviewed individually for collectability. We do not charge any interest income on trade receivables. Accounts balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. To date, we have not charged off any balances as it has yet to exhaust all means of collection. Unexpected economic downturn is a factor that could materially affect the adequacy of the write down and the provision.

Revenue recognition . Net revenue is recognized when customer takes delivery and acceptance of products, the price is fixed or determinable as stated on sales contract, and the collectability is reasonably assured. Customers do not have a general right of return on products delivered, and management has not made allowance for estimated sales returns. Contract revenues are recognized when the manufacturing and installation of the medical equipments is completed. Generally, we receive total contract sum from clients in 3 installments. Deposit of 30% is received from client when the contract is signed. Second payment of 30% is received when the project commenced. The final sum of the remaining portion is received after the construction is completed within 4 months. Unexpected economic downturn is a factor that could materially affect the collectability of our accounts receivable and hence the recognition of our revenue.

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

Pursuant to Rule 13a-15(b) under the Exchange Act the Company carried out an evaluation with the participation of the Company’s management, including Liu Bo, the Company’s Chief Executive Officer (“CEO”) and Samuel Sheng, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the nine months ended September 30, 2008. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation our CEO and CFO, performed an evaluation as to whether any change in our internal controls over financial reporting  occurred during the 2008 Quarter ended September 30, 2008.  Based on that evaluation, our CEO and our CFO concluded that no change occurred in the Company's internal controls over financial reporting during the 2008 Quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

None.

ITEM 5 - OTHER INFORMATION

There were no matters required to be disclosed on Form 8-K during the nine months ended September 30, 2008 which were not disclosed on such form.

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

SUNWAY GLOBAL, INC.

Dated: November 14, 2008	By:	/s/ Liu Bo
Name: Liu Bo
Title: Chief Executive Officer

Dated: November 14, 2008	By:	/s/ Samuel Sheng
Name: Samuel Sheng
Title: Chief Financial Officer