Form 10-K/A
period 2007-12-31
Sunway Global Inc.
filed 2009-03-06
CIK 1096840

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $4,176,134

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 18,499,736 shares issued and outstanding as of March 2, 2009.

*As of June 6, 2007, Sunway Global Inc. changed its fiscal year end from September 30 to December 31. The new fiscal period was first reflected in the Company’s Form 10-QSB for the quarter ending September 30, 2007.

TABLE OF CONTENTS

EXPLANATORY NOTE:

The Registrant is hereby filing this Form 10-K/A for the years ended December 31, 2007 and 2006 to (i) restate its consolidated balance sheets, consolidated income statements, consolidated statements of stockholders’ equity and consolidated statement of cash flows and accompanying notes and text as a result of improper use of exchange rates of shareholders’ equity items in the years ended December 31, 2007 and 2006  and incorrect par value of the Series A and B Convertible Preferred Stock and common stock recorded for the year ended December 31, 2007 (ii) restate the basic and diluted weighted average number of common stock because of calculation mistakes ;(iii) reclassify restricted cash from current assets to non-current assets; and (iv) clarify accounting policies of impairment of long-lived assets inventories, trade receivables, revenue recognition and expected warranty liabilities and the notes of organization and principal activities, amount due from a related company and amount due from a director.

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

Trade receivables

Trade receivables increased 3.90% to $1,525,201 as of December 31, 2007, compared with $1,467,963 as of December 31, 2006. This increase in Trade receivables was primarily attributable to a substantial increase in workstation sales in the fiscal year ended December 31, 2007. We will focus corporate resources on enhancing the cooperation of our marketing and sales department with our financial department in order to reduce the deferral of payments by our customers and reduce our Trade receivables.

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

Operating Activities

For the fiscal year ended December 31, 2007, net cash provided by operating activities was $4,903,141. This was primarily attributable to our net income of $6,047,505, adjusted by an add-back of non-cash expenses mainly consisting of depreciation and amortization of $1,404,463 offset by a $1,201,838 decrease in working capital and a deduction of $1,346,989 profit on disposal of investments. Specifically, the working capital decrease was primarily due to i) a $42,054 trade  receivables decrease driven by reduce the deferral of payments by our customers; ii) a $349,802 inventory increase, principally raw materials, to support planned expansion and sales growth; iii) a $975,910 increase in advance to suppliers to purchase raw materials; iv) a $350,505 increase in prepayments expenses , tender deposits, travel advances to shareholders and advances to employees, consisting primarily of prepayments for raw materials supplies in advance of shipment; partially offset by a $432,325 increase in accounts payable , tax payables, expected warranty liabilities, customer deposits, accrued liabilities and other payables.

Investing Activities

For the fiscal year ended December 31, 2007, net cash used in investing activities was $5,689,488 and was primarily attributable to i) a $491,049 increase in restricted cash for investor relations hold back; ii) a $2,659,808 income for net sales of short term investments; iii) a $619,627 capital expenditure for purchase of new plant and equipment; iv) a $5,687,457 capital expenditure improvement of intangibles assets and purchase of new intangibles; v ) a $562,406 working capital for Beijing direct sales offices; vi ) a $988,757 working capital for another direct sales offices.

Financing Activities

For the fiscal year ended December 31, 2007, net cash provided by financing activities was $4,979,412, which was primarily attributable to $5,176,335 in preference stock and debentures, partially offset by a $196,923 decrease in Bank loan repayments .

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

Trade receivable ..
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

Revenue recognition ..
Revenue represents the invoiced value of goods sold recognized upon the delivery of goods to customers. Revenue is recognized when all of the following criteria are met:
- Persuasive evidence of an arrangement exists;
- Delivery has occurred or services have been rendered;
- The seller’s price to the buyer is fixed or determinable, and
- Collection is reasonably assured.
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

Expected warranty liabilities
The Company warrants its products against defects in design, materials, and workmanship generally for one year. A provision for estimated future costs relating to warranty expense are recorded when products are shipped, and the provision is based upon our own historical claim experience.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2007.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

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
Except for note 22 which is dated January 19, 2009

SUNWAY GLOBAL INC.

CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

	Notes	2007	2006
		Restated	Restated
ASSETS
Current assets
Cash and cash equivalents		$5,820,100	$1,749,048
Short term investments	4	-	1,702,718
Trade receivables, net	7	1,525,201	1,467,963
Inventories	10	766,933	376,708
Advances to suppliers		1,331,159	294,535
Prepayments		125,333	334,658
Tender deposits		131,013	42,924
Travel advances to shareholders	8	30,824	6,457
Advances to employees	9	548,364	54,992

Total current assets		$10,278,927	$6,030,003
Restricted cash		491,049	-
Amount due from a related company	5	585,678	-
Amount due from a director	6	1,028,474	-
Property, plant and equipment, net	11	4,449,619	4,715,150
Intangibles, net	12	6,933,491	1,157,950

TOTAL ASSETS		$23,767,238	$11,903,103
LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current liabilities
Short term bank loans	13	$-	$191,877
Accounts payable		245,917	57,289
Income tax payable		157,877	249,843
Turnover and other taxes		143,857	110,886
Expected warranty liabilities	14	55,351	22,811
Customers deposits		208,274	67,157
Accrued liabilities		323,464	164,537
Other payables		35,984	3,110

Total current liabilities		$1,170,724	$867,510

TOTAL LIABILITIES		$1,170,724	$867,510

See notes to consolidated financial statements

SUNWAY GLOBAL INC.

CONSOLIDATED BALANCE SHEETS (Continued)
AS AT DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

	Notes	2007	2006
		Restated	Restated
STOCKHOLDERS’ EQUITY
Series A Convertible Preferred Stock $0.0000001 par value; 400,000 shares authorized; 228,531 shares issued and outstanding at Dec 31, 2007 and 2006		$1	$1
Series B Convertible Preferred Stock $0.0000001 par value; 400,000 shares authorized; 165,432 shares issued and outstanding at Dec 31, 2007 and 2006	16	1	1

Common stock at $0.0000001 par value; 100,000,000 shares authorized; 223,658 shares issued and outstanding at Dec 31, 2007 and 2006		1	1
Additional paid-in capital		16,099,965	4,223,632
Statutory reserves		2,127,978	1,124,073
Retained earnings		3,188,280	4,844,680
Accumulated other comprehensive income
Unrealised gain on investment		-	423,537
Foreign currency translation		1,180,288	419,668

		$22,596,514	$11,035,593

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$23,767,238	$11,903,103

See notes to consolidated financial statements

SUNWAY GLOBAL INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

		2007	2006
		Restated	Restated
	Notes

Net revenues	21	$11,865,138	$8,914,139
Cost of net revenues	21	(3,473,411)	(2,386,996)

Gross profit		$8,391,727	$6,527,143

Selling expenses		(234,792)	(238,212)
General and administrative expenses		(2,327,207)	(1,463,418)

Operating income		$5,829,728	$4,825,513
Interest income/(expenses), net	18	51,852	(5,175)
Gain on disposal of investments	4	1,346,989	-

Income before income taxes		$7,228,569	$4,820,338

Income taxes	19	(1,181,064)	(790,785)

Net income		$6,047,505	$4,029,553

Foreign currency translation		760,620	290,692
Unrealized gain on investments		-	423,537
Reclassification adjustment		(423,537)	-

Comprehensive income		$6,384,588	$4,743,782

Net income per share:
-Basic	17	$27.04	$18.02

-Diluted	17	$0.41	$18.02

Weighted average number of common stock
-Basic	17	223,658	223,658

-Diluted	17	14,814,958	223,658

See notes to consolidated financial statements

SUNWAY GLOBAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

					Additional			Accumulated
	Preferred	Preferred	No.		paid			other
	Series	Series	shares	Common	in	Statutory	Retained	comprehensive
	A	B	outstanding	stock	capital	reserves	earnings	income	Total

Balance, January 1,2006	$1	$1	223,658	$1	$4,223,632	$451,906	$1,487,294	$128,976	$6,291,811
Net income	-	-	-	-	-	-	4,029,553	-	4,029,553
Appropriation to statutory reserves	-	-	-	-	-	672,167	(672,167)	-	-
Unrealized gain on investment	-	-	-	-	-	-	-	423,537	423,537
Foreign currency translation adjustment	-	-	-	-	-	-	-	290,692	290,692

Balance, December 31,2006	$1	$1	223,658	$1	$4,223,632	$1,124,073	$4,844,680	$843,205	$11,035,593

Balance, January 1, 2007	$1	$1	223,658	$1	$4,223,632	$1,124,073	$4,844,680	$843,205	$11,035,593
Reversal of realized gain on investment	-	-	-	-	-	-	-	(423,537)	(423,537)
Net income	-	-	-	-	-	-	6,047,505	-	6,047,505
Appropriation to statutory reserves	-	-	-	-	-	1,003,905	(1,003,905)	-	-
Issuance to Vision re: Debentures	-	-	-	-	199,200	-	-	-	199,200
Issuance of Series B Convertible Preferred Stock	-	-	-	-	11,677,133	-	(6,700,000)	-	4,977,133
Foreign currency translation adjustment	-	-	-	-	-	-	-	760,620	760,620

Balance, December 31,2007	$1	$1	223,658	$1	$16,099,965	$2,127,978	$3,188,280	$1,180,288	$22,596,514

See notes to consolidated financial statements

SUNWAY GLOBAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

	2007	2006
Cash flows from operating activities
Net income	$6,047,505	$4,029,553
Depreciation	1,186,203	874,376
Amortization	218,260	24,745
Profit on disposal of investments	(1,346,989)	-
Provision for bad debs	-	2,891
Loss on disposal of fixed assets	-	58,186

Adjustments to reconcile net income to net cash provided by operating activities:
Trade receivables, net	42,054	(578,245)
Inventories	(349,802)	205,365
Advances to suppliers	(975,910)	48,209
Prepayments	223,112	(68,507)
Tender deposits	(81,747)	(42,040)
Travel advances to shareholders	(21,764)	(3,588)
Advances to employees	(470,106)	(53,859)
Accounts payable	178,921	(286,297)
Income tax payable	(104,819)	154,564
Turnover and other taxes	24,330	50,234
Expected warranty liabilities	29,737	22,341
Customers deposits	131,064	(331,002)
Accrued liabilities	141,730	66,702
Other payables	31,362	(12,247)

Net cash provided by operating activities	$4,903,141	$4,161,381

Cash flows from investing activities
Sale of plant and equipment	$-	$48,359
Restricted cash	(491,049)	-
Sale of short term investments	6,073,136	-
Advances to related company	(562,406)	-
Advances to a director	(988,757)	(2,736)
Purchase of short term investments	(3,413,328)	(1,301,195)
Purchase of plant and equipment	(619,627)	(2,261,375)
Purchase of intangibles assets	(5,687,457)	-
Net cash used in investing activities	$(5,689,488)	$(3,516,947)

Cash flows from financing activities
Proceeds from vision re: Debentures	$199,202	$-
Preference Stock	4,977,133	-
Bank borrowings	-	375,851
Bank loan repayments	(196,923)	(451,021)
Net cash provided by/(used in) financing activities	$4,979,412	$(75,170)

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

On June 6, 2007, the Company executed a reverse-merger with Rise Elite International Limited (“Rise Elite (BVI)”) by an exchange of shares whereby the Company issued 210,886 shares of the Company’s Series A Convertible Preferred Stock, par value $0.0000001 per share in exchange for all shares in World Through Limited, a British Virgin Islands corporation (“World Through (BVI)”).

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

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES ( Continued )

(b)	Principles of Consolidation

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
Note: Deemed variable interest entity

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

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES ( Continued )

(e)	Intangibles

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

(i)	Accounting for the impairment of long-lived assets

The Group periodically evaluates the carrying value of long-lived assets to be held and used, including intangible assets subject to amortization, when events and circumstances warrant such a review, pursuant to the guidelines established in SFAS No. 144. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognised based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose .

During the reporting years, there was no impairment loss.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES ( Continued )

(j)	Inventories

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

	2007	2006
Bank of Communications, Branch of Daqing
City Economic Zone	$5,398,866	$1,630,320
Daqing City Commercial Bank	72,690	100,573
HSBC	348,362	-
Cash on hand	182	18,155
	$5,820,100	$1,749,048

(m)	Restricted cash

Restricted cash are pledged deposits in an escrow account for investor relations purpose.

(n)	Revenue recognition
Revenue represents the invoiced value of goods sold recognized upon the delivery of goods to customers. Revenue is recognized when all of the following criteria are met:
-	Persuasive evidence of an arrangement exists;
-	Delivery has occurred or services have been rendered,
-	The seller’s price to the buyer is fixed or determinable, and;
-	Collection is reasonably assured.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES ( Continued )

(n)	Revenue recognition(Continued)

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

The Company warrants its products against defects in design, materials, and workmanship generally for one year. A provision for estimated future costs relating to warranty expense are recorded when products are shipped, and the provision is based upon our own historical claim experience.

(p)	Cost of sales

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

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES ( Continued )

(v)	Income taxes

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

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES ( Continued )

(y)	Comprehensive income

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

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES ( Continued )

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

Financial instruments which potentially expose the Group to concentrations of credit risk, consists of cash and trade receivables as of December 31, 2007 and 2006. The Group performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

As of December 31, 2007 and 2006, the Group’s bank deposits were all placed with banks in the PRC where there is currently no rule or regulation in place for obligatory insurance of bank accounts.

For the years ended December 31, 2007 and 2006, all of the Group’s sales were generated from the PRC. In addition, all trade receivables as of December 31, 2007 and 2006 also arose in the PRC.

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

As at December 31, 2006, the appreciation in value of $423,537 (RMB3,311,000) was recorded as “unrealized investment gain” and included in the stockholders’ equity.

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

Amount due from Beijing Sunway New-force Medical Treatment Tech Co., Ltd (Beijing Sunway), a related company where Mr Liang Deli, the director of the Group is a shareholder. The amount is unsecured, interest free and repayable on demand. The amount is held by Beijing Sunway for the proposed development of representative offices in Beijing, Hang Zhou, Xi’an & Shanghai. This arrangement would be a better working capital arrangement.

6.	AMOUNT DUE FROM A DIRECTOR

Amount due from Liu Bo, the director of the company is unsecured, interest free and repayable on demand.  The amount is held for the proposed development of representative offices in Beijing, Hang Zhou, Xi’an & Shanghai. This arrangement would be a better working capital arrangement.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

7.	TRADE RECEIVABLES, NET

	2007	2006

Trade receivables, gross	$1,533,085	$1,475,340
Provision for doubtful debts	(7,884)	(7,377)

	$1,525,201	$1,467,963
All of the above trade receivables are due within one year of aging.

An analysis of the allowance for doubtful accounts for the years ended December 31, 2007 and 2006 is as follows:
	2007	2006

Balance at beginning of year	$7,377	$4,284
Addition of the provision	-	2,891
Foreign exchange adjustment	507	202
Balance at end of year	$7,884	$7,377

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

Travel advances were made to certain shareholders. These shareholders are also the management of the Company, and these advances are used to enable their execution of operational duties such as marketing and sales promotion. The following table provides the details of the outstanding accounts.
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

Depreciation expense is included in the statement of income as follows:

	2007	2006

Cost of sales	$598,077	$233,573
General and
administrative expenses	588,126	640,803

	$1,186,203	$874,376

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

12.	INTANGIBLES

Intangible assets are as follows:
	2007	2006

Land use rights, at cost	$1,269,151	$1,187,426
Less: accumulated amortization	(58,508)	(29,476)
	$1,210,643	$1,157,950

Technology-based design , at cost	$5,923,149	$-
Less: accumulated amortization	(200,301)	-
	$5,722,848	$-
	$6,933,491	$1,157,950

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

Amortization expense included in the general and administrative expenses for the years ended 2007 and 2006 were $218,260 and $24,745 respectively.

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

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

14.	EXPECTED WARRANTY LIABILITIES

An analysis of the expected warranty liabilities for the years ended December 31, 2007 and 2006 is as follows:
	2007	2006

Balance at beginning of year	$22,811	$-
Addition of warranty liabilities	55,918	22,811
Warranty expense for the year	(23,378)	-

Balance at end of year	$55,351	$22,811

15.	COMMITMENTS AND CONTINGENCIES

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

During the course of internal evaluation, our accounting staff found misstatements in our previously reported financial statements for the fiscal years ended December 31, 2006 that required correction relating to: (1) the improper use of exchange rates of shareholders’ equity items and incorrect par value of the Series A and B Convertible Preferred Stock and common stock recorded. Specifically, the Series A and B Convertible Preferred Stock was overstated by $245 and understated by $1 respectively, common stock was overstated by $223, additional paid-in capital was overstated by $253,033, statutory reserves were overstated by $37,309, retained profits were overstated by $128,861 and accumulated other comprehensive income were understated by $410,498 and (2) other misstatements identified, which were individually not material, including amounts related to cash and cash equivalents ,travel advances to directors, income tax payables, other payables, general and administrative expenses and interest expenses items.  The impacts have made the changes in figures as of December 31, 2006 by a decrease of $8,340 and $831 of cash and cash equivalents and travel advances to shareholders respectively, a decrease of $1 of income tax payable, an increase of $2 of other payables and a decrease of $38,596 and $29,425 of net income and foreign currency translation respectively.

In addition, there was a correction for the basic and diluted weighted average number of common stock from 223,653 to 223,658 for the year ended December 31, 2006.

There were misstatements in 2007 due to the improper use of exchange rate of shareholders’ equity items and incorrect par value of the Series A and B Convertible Preferred Stock and common stock recorded. Specifically, the Series A and B Convertible Preferred Stock were overstated by $245 and $164 respectively, common stock was overstated by $223, additional paid-in capital was overstated by $252,868, statutory reserves were overstated by $37,309, retained earnings were overstated by $128,861, and the accumulated other comprehensive income and foreign currency translation understated by $419,670 and $47,296 respectively for the year ended December 31, 2007.

Moreover, during the course of internal evaluation, there was a reclassification of restricted cash $491,049 from current asset to non current asset and there was a correction for the basic and diluted weighted average number of common stock from 223,653 to 223,658 and from 14,814,953 to 14,814,958 respectively for the year ended December 31, 2007.

SUNWAY GLOBAL INC.

BALANCE SHEETS

	Original	Restated
	December 31,
	2007	2007
ASSETS
Current assets
Cash and cash equivalents	$5,820,100	$5,820,100
Restricted cash	491,049	-
Short term investments	-	-
Trade receivables, net	1,525,201	1,525,201
Inventories	766,933	766,933
Advances to suppliers	1,331,159	1,331,159
Prepayments	125,333	125,333
Tender deposits	131,013	131,013
Travel advances to shareholders	30,824	30,824
Advances to employees	548,364	548,364

Total current assets	$10,769,976	$10,278,927
Restricted cash	-	491,049
Amount due from a related company	585,678	585,678
Amount due from a director	1,028,474	1,028,474
Property, plant and equipment, net	4,449,619	4,449,619
Intangibles, net	6,933,491	6,933,491

TOTAL ASSETS	$23,767,238	$23,767,238

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short term bank loans	$-	$-
Accounts payable	245,917	245,917
Income tax payable	157,877	157,877
Turnover and other taxes	143,857	143,857
Expected warranty liabilities	55,351	55,351
Customers deposits	208,274	208,274
Accrued liabilities	323,464	323,464
Other payables	35,984	35,984

Total current liabilities	$1,170,724	$1,170,724

TOTAL LIABILITIES	$1,170,724	$1,170,724

SUNWAY GLOBAL INC.

BALANCE SHEETS (Continued)

	Original	Restated
	December 31,
	2007	2007
STOCKHOLDERS’ EQUITY
Series A Convertible Preferred Stock $0.0000001 par value; 400,000 shares authorized; 228,531 shares issued and outstanding at Dec 31, 2007 and 2006	$246	$1
Series B Convertible Preferred Stock $0.0000001 par value; 400,000 shares authorized; 165,432 shares issued and outstanding at Dec 31, 2007 and 2006	165	1

Common stock at $0.0000001 par value; 100,000,000 shares authorized; 223,658 shares issued and outstanding at Dec 31, 2007 and 2006	224	1
Additional paid-in capital	16,352,833	16,099,965
Statutory reserves	2,165,287	2,127,978
Retained earnings	3,317,141	3,188,280
Accumulated other comprehensive income
Unrealised gain on investment	-	-
Foreign currency translation	760,618	1,180,288

	$22,596,514	$22,596,514

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,767,238	$23,767,238

SUNWAY GLOBAL INC.

BALANCE SHEETS

	Original	Restated
	December 31,
	2006	2006
ASSETS
Current assets
Cash and cash equivalents	$1,757,388	$1,749,048
Restricted cash	-	-
Short term investments	1,702,718	1,702,718
Trade receivables, net	1,467,963	1,467,963
Inventories	376,708	376,708
Advances to suppliers	294,535	294,535
Prepayments	334,658	334,658
Tender deposits	42,924	42,924
Travel advances to shareholders	7,288	6,457
Advances to employees	54,992	54,992

Total current assets	$6,039,174	$6,030,003
Amount due from a related company	-	-
Amount due from a director	-	-
Property, plant and equipment, net	4,715,150	4,715,150
Intangibles, net	1,157,950	1,157,950

TOTAL ASSETS	$11,912,274	$11,903,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short term bank loans	$191,877	$191,877
Accounts payable	57,289	57,289
Income tax payable	249,844	249,843
Turnover and other taxes	110,886	110,886
Expected warranty liabilities	22,811	22,811
Customers deposits	67,157	67,157
Accrued liabilities	164,537	164,537
Other payables	3,108	3,110

Total current liabilities	$867,509	$867,510

TOTAL LIABILITIES	$867,509	$867,510

SUNWAY GLOBAL INC.

BALANCE SHEETS (Continued)

	Original	Restated
	December 31,
	2006	2006
STOCKHOLDERS’ EQUITY
Series A Convertible Preferred Stock $0.0000001 par value; 400,000 shares authorized; 228,351 shares issued and outstanding at Dec 31, 2007 and 2006	$246	$1
Series B Convertible Preferred Stock $0.0000001 par value; 400,000 shares authorized; 165,432 shares issued and outstanding at Dec 31, 2007 and 2006	-	1

Common stock at $0.0000001 par value; 100,000,000 shares authorized; 223,658 shares issued and outstanding at Dec 31, 2007 and 2006	224	1
Additional paid-in capital	4,476,665	4,223,632
Statutory reserves	1,161,382	1,124,073
Retained earnings	4,973,541	4,844,680
Accumulated other comprehensive income	432,707	-
Unrealised gain on investment	-	423,537
Foreign currency translation	-	419,668

	$11,044,765	$11,035,593

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,912,274	$11,903,103

SUNWAY GLOBAL INC.

STATEMENTS OF INCOME

	Original	Restated
	For Year Ended December 31,
	2007	2007

Net revenues	$11,865,138	$11,865,138
Cost of net revenues	(3,473,411)	(3,473,411)

Gross profit	$8,391,727	$8,391,727

Selling expenses	(234,792)	(234,792)
General and administrative expenses	(2,327,207)	(2,327,207)

Operating income	$5,829,728	$5,829,728
Interest income/(expenses), net	51,852	51,852
Gain on disposal of investments	1,346,989	1,346,989

Income before income taxes	$7,228,569	$7,228,569

Income taxes	(1,181,064)	(1,181,064)

Net income	$6,047,505	$6,047,505

Foreign currency translation	713,324	760,620
Unrealized gain on investments	-	-
Reclassification adjustment	(423,537)	(423,537)

Comprehensive income	$6,337,292	$6,384,588

Net income per share:
-Basic	$27.04	$27.04

-Diluted	$0.41	$0.41

Weighted average number of common stock
-Basic	223,653	223,658

-Diluted	14,814,953	14,814,958

SUNWAY GLOBAL INC.

STATEMENTS OF INCOME

	Original	Restated
	For Year Ended December 31,
	2006	2006

Net revenues	$8,914,139	$8,914,139
Cost of net revenues	(2,386,996)	(2,386,996)

Gross profit	$6,527,143	$6,527,143

Selling expenses	(238,212)	(238,212)
General and administrative expenses	(1,405,232)	(1,463,418)

Operating income	$4,883,699	$4,825,513
Interest income/(expenses), net	33,421	(5,175)
Loss on disposal of fixed assets	(58,186)	-

Income before income taxes	$4,858,934	$4,820,338

Income taxes	(790,785)	(790,785)

Net income	$4,068,149	$4,029,553

Foreign currency translation	261,267	290,692
Unrealized gain on investments	423,537	423,537
Reclassification adjustment	-	-

Comprehensive income	$4,752,953	$4,743,782

Net income per share:
-Basic	$18.19	$18.02

-Diluted	$18.19	$18.02

Weighted average number of common stock
-Basic	223,653	223,658

-Diluted	223,653	223,658

SUNWAY GLOBAL INC.

STATEMENT OF CASH FLOWS

	Original	Restated
	For Year Ended December 31,
	2007	2007
Cash flows from operating activities
Net income	$6,047,505	$6,047,505
Depreciation	1,186,203	1,186,203
Amortization	218,260	218,260
Profit on disposal of investments	(1,346,989)	(1,346,989)

Adjustments to reconcile net income to net cash provided by operating activities:		-
Trade receivables, net	42,054	42,054
Inventories	(349,802)	(349,802)
Advances to suppliers	(975,910)	(975,910)
Prepayments	223,112	223,112
Tender deposits	(81,747)	(81,747)
Travel advances to shareholders	(21,764)	(21,764)
Advances to employees	(470,106)	(470,106)
Accounts payable	178,921	178,921
Income tax payable	(104,819)	(104,819)
Turnover and other taxes	24,330	24,330
Expected warranty liabilities	29,737	29,737
Customers deposits	131,064	131,064
Accrued liabilities	141,730	141,730
Other payables	31,362	31,362

Net cash provided by operating activities	$4,903,141	$4,903,141

Cash flows from investing activities
Sale of plant and equipment	$-	$-

Sale of short term investments	6,073,136	6,073,136
Restricted cash	(491,049)	(491,049)
Advances to related company	(562,406)	(562,406)
Advances to a director	(988,757)	(988,757)
Purchase of short term investments	(3,413,328)	(3,413,328)
Purchase of plant and equipment	(619,627)	(619,627)
Purchase of intangibles assets	(5,687,457)	(5,687,457)
Net cash used in investing activities	$(5,689,488)	$(5,689,488)

Cash flows from financing activities
Proceeds from vision re: Debentures	$199,202	$199,202
Preference Stock	4,977,133	4,977,133
Bank borrowings	-	-
Bank loan repayments	(196,923)	(196,923)
Net cash provided by financing activities	$4,979,412	$4,979,412

SUNWAY GLOBAL INC.

STATEMENT OF CASH FLOWS (Continued)

	Original	Restated
	For Year Ended December 31,
	2007	2007

Net in cash and cash equivalents sourced	$4,193,065	$4,193,065

Effect of foreign currency translation on cash and cash equivalents	(130,353)	(122,013)

Cash and cash equivalents-beginning of year	1,757,388	1,749,048

Cash and cash equivalents-end of year	$5,820,100	$5,820,100

	2007	2007
Supplementary cash flow information:
Tax paid	$1,117,678	$1,117,678
Interest received	61,983	61,983
Interest paid	9,442	9,442

SUNWAY GLOBAL INC.

STATEMENT OF CASH FLOWS

	Original	Restated
	For Year Ended December 31,
	2006	2006
Cash flows from operating activities
Net income	$4,068,149	$4,029,553
Depreciation	874,376	874,376
Amortization	24,745	24,745

Provision for bad debs	2,891	2,891
Loss on disposal of fixed assets	58,186	58,186

Adjustments to reconcile net income to net cash provided by operating activities:

Trade receivables, net	(578,245)	(578,245)
Inventories	205,365	205,365
Advances to suppliers	48,209	48,209
Prepayments	(68,507)	(68,507)
Tender deposits	(42,040)	(42,040)
Travel advances to shareholders	(3,588)	(3,588)
Advances to employees	(53,859)	(53,859)
Accounts payable	(286,297)	(286,297)
Income tax payable	154,564	154,564
Turnover and other taxes	50,234	50,234
Expected warranty liabilities	22,341	22,341
Customers deposits	(331,002)	(331,002)
Accrued liabilities	66,702	66,702
Other payables	(12,247)	(12,247)

Net cash provided by operating activities	$4,199,977	$4,161,381

Cash flows from investing activities
Sale of plant and equipment	$48,359	$48,359

Advances to a director	(2,736)	(2,736)
Purchase of short term investments	(1,301,195)	(1,301,195)
Purchase of plant and equipment	(2,261,375)	(2,261,375)
Purchase of intangibles assets	-	-
Net cash used in investing activities	$(3,516,947)	$(3,516,947)

Preference Stock	-	-
Bank borrowings	$375,851	$375,851
Bank loan repayments	(451,021)	(451,021)
Net cash used in financing activities	$(75,170)	$(75,170)

SUNWAY GLOBAL INC.

STATEMENT OF CASH FLOWS (Continued)

	Original	Restated
	For Year Ended December 31,
	2006	2006

Net in cash and cash equivalents sourced	$607,860	$569,264

Effect of foreign currency translation on cash and cash equivalents	(38,797)	(8,541)

Cash and cash equivalents-beginning of year	1,188,325	1,188,325

Cash and cash equivalents-end of year	$1,757,388	$1,749,048

	2006	2006
Supplementary cash flow information:
Tax paid	$965,229	$965,229
Interest received	62,688	24,092
Interest paid	28,863	28,863

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

23.	SUBSEQUENT EVENT

On February 7, 2008, 12 shareholders of Preferred Series A converted 228,531 shares into 13,711,831 shares of common stock, in which Rise Elite International Limited, Vision Opportunity Master Fund, Ltd and Kuhns Brothers, Inc converted 210,886, 7,990 and 2,647 shares of Preferred Series A into 12,653,160, 479,400 and 158,820 shares of common stock respectively._

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND   FINANCIAL DISCLOSURE

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

During the course of internal evaluation, our accounting staff found misstatements in our previously reported financial statements for the fiscal years ended December 31, 2006 that required correction relating to: (1) the improper use of exchange rates of shareholders’ equity items. In specific, Series A Convertible Preferred Stock, additional paid-in capital, statutory reserves, and retained earnings were overstated by $18, $253,647, $37,309 and $128,861 respectively, and common stock and accumulated other comprehensive income were understated by $165 and $410,498 respectively and (2) other misstatements identified, which were individually not material, including amounts related to cash and cash equivalents ,travel advances to directors, other payables, general and administrative expenses and interest expenses items. The impacts have made the changes in figures as of December 31, 2006 by a decrease of $8,340 and $831 of cash and cash equivalents and travel advances to shareholders respectively, an increase of $2 of other payables and a decrease of $38,596 and $29,425 of net income and foreign currency translation respectively.

In addition, there was a correction for the basic and diluted weighted average number of common stock from 223,653 to 223,658 for the year ended December 31, 2006.

There were misstatements in 2007 due to the improper use of exchange rate of shareholders’ equity items by overstating the Series A Convertible Preferred Stock by $18, additional paid-in capital by $253,482, statutory reserves by $37,309, retained earnings by $128,861, and by understating the accumulated other comprehensive income and foreign currency translation by $419,670 and $47,296 respectively for the year ended December 31, 2007.

Moreover, during the course of internal evaluation, there was a reclassification of restricted cash $491,049 from current asset to non current asset and there was a correction for the basic and diluted weighted average number of common stock from 223,653 to 223,658 and from 14,814,953 to 14,814,958 respectively for the year ended December 31, 2007.

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

Director Compensation

Other than as disclosed in the Summary Compensation Table above, Liang Deli received $46,068 for his services as a member of the Board of Directors for an initial term expiring on June 30, 2012. Our directors are also reimbursed for reasonable travel and other expenses incurred in connection with attending meetings of the board and its committees, if any.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits:

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation, as amended and corrected.*
3.2	Bylaws.**
3.3	Specimen of Common Stock certificate.*
3.4	Certificate of Designations authorizing the Series A Convertible Preferred Stock, as amended and corrected.*
3.5	Certificate of Designations authorizing the Series B Convertible Preferred Stock, as amended and corrected.*
4.1	Series B Stock Purchase Agreement, dated as of June 5, 2007, by and among the Company, Vision Opportunity Master Fund, Ltd. and each of the other investors party thereto.*
4.2	Registration Rights Agreement, dated as of June 5, 2007, by and between the Company and Vision Opportunity Master Fund, Ltd.*
4.3	Lock-Up Agreement, dated as of June 5, 2007, by and among the Company and Rise Elite.*
4.4	Form of Series A Warrant.*
4.5	Form of Series B Warrant.*
4.6	Form of Series C Warrant.*
4.7	Form of Series D Warrant.*
4.8	Form of Series J Warrant.*
4.9	Form of Series E Warrant issued to Kuhns Brothers.*

10.1	Share Exchange Agreement, dated as of June 5, 2007, by and between the Company, Rise Elite and World Through Limited.*
10.2
Securities Purchase Agreement, dated as of June 5, 2007, by and between the Company, Rise Elite, Vision Opportunity Master Fund, Richard Astrom, Christopher Astrom, and certain other parties signatory thereto.*

10.3	Form of Escrow Agreement, dated June 5, 2007, by and between the Company, Rise Elite, Vision and Loeb and Loeb LLP.***
10.4	Engagement Letter Agreement, dated September 1, 2006, by and between Sunway and Kuhns Brothers, Inc.*
10.5	Form of Securities Escrow Agreement, dated June 5, 2007, by and between the Company, Vision Opportunity Master Fund, Ltd., Rise Elite and Loeb and Loeb LLP.*
10.6	Form of Consignment Agreement, dated as of June 5, 2007, between Rise Elite and the Shareholders of Sunway.***
10.7	Form of Consignment Transfer Agreement, dated as of June 5, 2007, between Rise Elite and WTL.***
10.8	Exclusive Purchase Option Agreement, dated as of June 5, 2007, between shareholders of Sunway and WTL.***
10.9	Intellectual Property Transfer Agreement, dated as of June 5, 2007, between Sunway and SWT.***
10.10	Intellectual Property Licensing Agreement, dated as of June 5, 2007, between Sunway and SWT.***
10.11	Consigned Management Agreement, dated as of June 5, 2007, between SWT, Sunway, and the shareholders of Sunway.***
10.12	Loan Agreement, dated as of June 5, 2007, between Sunway and SWT.***
10.13	Equipment Lease Agreement, dated as of June 5, 2007, between Sunway and SWT.***
10.14	Amendment to Registration Rights Agreement dated July 24, 2007 by and between the Company, Vision Opportunity Master Fund, Ltd., and Columbia China Capital Group, Inc.****
21.1	List of Subsidiaries.*
31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Act of 2002 Section 302.
31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Act of 2002 Section 302.
32.1	Certification by Chief Executive Officer pursuant to Sarbanes-Oxley Act of 2002 Section 906.
32.2	Certification by Chief Financial Officer pursuant to Sarbanes-Oxley Act of 2002 Section 906.

* Incorporated by reference to the exhibit of the same number to our report on form 8-K filed with the SEC on June 12, 2007.
** Incorporated by reference to the exhibit of the same number to our report on form 8-K/A filed with the SEC on June 20, 2007.
*** Incorporated by reference to the exhibit of the same number to our report on form 8-K/A filed with the SEC on June 27, 2007.
*** Incorporated by reference to the exhibit of the same number to our registration statement on form S-1 filed with the SEC on September 23, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNWAY GLOBAL INC.

March 6, 2009	By:	/s/ Liu Bo
Liu Bo
Chief Executive Officer and Chairman (principal executive officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Liu Bo	Chief Executive Officer and Chairman of the	March 6, 2009
Liu Bo	Board of Directors

/s/ Samuel Sheng	Chief Financial Officer (principal financial	March 6, 2009
Samuel Sheng	and accounting officer)

/s/ Liang Deli	Director	March 6, 2009
Liang Deli