Form 10-Q/A
period 2008-03-31
Sunway Global Inc.
filed 2009-03-06
CIK 1096840

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
Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company T

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 2, 2009, there were 18,499,736 outstanding shares of the Registrant's Common Stock, $0.0000001 par value.

TABLE OF CONTENTS

EXPLANATORY NOTE:
The Registrant is hereby filing this Form 10-Q/A for the period ended March 31, 2008 to (i) restate consolidated balance sheets, consolidated income statements, consolidated statements of stockholders’ equity and consolidated statement of cash flows and accompanying notes and text as a result of the (a) improper use of exchange rates of shareholders’ equity items and (b) incorrect par value of the Series A and B Convertible Preferred Stock and common stock recorded, and (c) the exclusion of the financial figures of the holding company, Sunway Global, Inc.; (ii) restate the diluted weighted average number of common stock because of the exclusion of the dilutive effects of the Series A and B Convertible Preferred Stock and Warrants A, B, C, D and J; (iii) reclassify restricted cash from current asset to non-current asset and the items in selling expense and general and administrative expenses; and (iv) clarify principles of consolidation, accounting policies of impairment of long-lived assets, inventories, revenue recognition and expected warranty liabilities and the notes of organization and principal activities, amount due from a director, Series B Convertible Preferred stock and associated warrants, earnings per share and segment information.

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

Since our previous report dated May 10, 2008, it was determined that the consolidated financial statements needed restatement to make corrections as described in note 19.

Hong Kong	Albert Wong & Co.
May 10, 2008	Certified Public Accountants
Except for note 19 which is dated January 19, 2009

SUNWAY GLOBAL INC.

CONSOLIDATED BALANCE SHEETS
AS AT MARCH 31, 2008 AND DECEMBER 31, 2007
(Stated in US Dollars)

	Notes	March 31, 2008	December 31, 2007
		(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents		$6,456,669	$5,820,100
Trade receivables, net	6	2,208,760	1,525,201
Inventories	9	876,207	766,933
Advances to suppliers		421,542	1,331,159
Prepayments		595,282	125,333
Tender deposits		-	131,013
Travel advances to shareholders	7	39,137	30,824
Advances to employees	8	398,153	548,364

Total current assets		$10,995,750	$10,278,927
Amount due from a related company	4	830	585,678
Restricted cash		467,954	491,049
Amount due from a director	5	726,133	1,028,474
Deposit for acquisition of computer software		1,281,650	-
Property, plant and equipment, net	10	5,396,525	4,449,619
Intangible assets, net	11	7,021,134	6,933,491

TOTAL ASSETS		$25,889,976	$23,767,238

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable		$-	$245,917
Income tax payable		282,820	157,877
Turnover and other taxes		235,056	143,857
Expected warranty liabilities	12	57,651	55,351
Customers deposits		-	208,274
Accrued liabilities		373,251	323,464
Other payables		30,367	35,984

Total current liabilities		$979,145	$1,170,724

TOTAL LIABILITIES		$979,145	$1,170,724

See notes to consolidated financial statements

SUNWAY GLOBAL INC.

CONSOLIDATED BALANCE SHEETS (Continued)
AS AT MARCH 31, 2008 AND DECEMBER 31, 2007
(Stated in US Dollars)

	Notes	March 31, 2008	December 31, 2007
		(Unaudited)	(Audited)
STOCKHOLDERS’ EQUITY
Series A Convertible Preferred
Stock $0.0000001 par value; 400,000 shares
authorized; Nil and 228,531 shares
issued and outstanding at March 31, 2008
and December 31, 2007 respectively		$-	$1
Series B Convertible Preferred
Stock $0.0000001 par value; 400,000
shares authorized; 165,432
shares issued and outstanding
at March 31, 2008 and December 31, 2007	13	1	1

Common stock at $0.0000001 par value;
100,000,000 shares authorized;
13,935,489 and 223,658 shares issued and
outstanding at March 31, 2008
and December 31, 2007 respectively		1	1
Additional paid-in capital		16,099,966	16,099,965
Statutory reserves		2,127,978	2,127,978
Retained earnings		4,565,691	3,188,280
Accumulated other comprehensive income		2,117,194	1,180,288

		$24,910,831	$22,596,514

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY		$25,889,976	$23,767,238

See notes to consolidated financial statements

SUNWAY GLOBAL INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

		Three months ended March 31,
		2008	2007
	Notes

Net revenues	17	$3,604,034	$2,467,228
Cost of net revenues	17	(1,141,745)	(644,247)

Gross profit		$2,462,289	$1,822,981

Selling expenses		(25,237)	(13,580)
General and administrative expenses		(786,242)	(387,513)

Income from operation		1,650,810	1,421,888
Interest expenses		-	(3,040)
Interest income		143	1,457

Income before income taxes		$1,650,953	$1,420,305

Income taxes	15	(273,542)	(233,274)

Net income		$1,377,411	$1,187,031

Foreign currency translation		936,906	76,577
Unrealized gain on investments		-	246,153

Comprehensive income		$2,314,317	$1,509,761

Net income per share:
-Basic	14	$0.16	$5.31

-Diluted	14	$0.05	$5.31

Weighted average number of common stock
-Basic	14	$8,360,349	$223,658

-Diluted	14	$27,642,747	$223,658

See notes to consolidated financial statements

SUNWAY GLOBAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2007 AND THREE MONTHS ENDED
MARCH 31, 2008
(Stated in US Dollars)(Unaudited)

					Additional			Accumulated
	Preferred	Preferred	No.		paid			other
	Series	Series	shares	Common	in	Statutory	Retained	comprehensive
	A	B	outstanding	stock	capital	reserves	earnings	income	Total

Balance, January 1, 2007	$1	$1	223,658	$1	$4,223,632	$1,124,073	$4,844,680	$843,205	$11,035,593
Reversal of realized gain on
investment	-	-	-	-	-	-	-	(423,537)	(423,537)
Net income	-	-	-	-	-	-	6,047,505	-	6,047,505
Appropriation to statutory reserves	-	-	-	-	-	1,003,905	(1,003,905)	-	-
Issuance to Vision re: Debentures	-	-	-	-	199,200	-	-	-	199,200
Issuance of Series B Convertible
Preferred Stock	-	-	-	-	11,677,133	-	(6,700,000)	-	4,977,133
Foreign currency translation
adjustment	-	-	-	-	-	-	-	760,620	760,620

Balance, December 31,2007	$1	$1	223,658	$1	$16,099,965	$2,127,978	$3,188,280	$1,180,288	$22,596,514

Balance, January 1, 2008	$1	$1	223,658	$1	$16,099,965	$2,127,978	$3,188,280	$1,180,288	$22,596,514
Conversion of Preferred Series A into Common Stock	(1)	-	13,711,831	-	1	-	-	-	-
Net income	-	-	-	-	-	-	1,377,411	-	1,377,411
Foreign currency translation
adjustment	-	-	-	-	-	-	-	936,906	936,906

Balance, March 31,2008	$-	$1	13,935,489	$1	$16,099,966	$2,127,978	$4,565,691	$2,117,194	$24,910,831

See notes to consolidated financial statements

SUNWAY GLOBAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS MARCH 31, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

	Three months ended March 31,
	2008	2007
Cash flows from operating activities
Net income	$1,377,411	$1,187,031
Depreciation	177,687	227,562
Amortization	196,280	41,869

Adjustments to reconcile net income
to net cash provided by operating activities:
Trade receivables, net	(620,159)	(694,156)
Inventories	(77,394)	(115,467)
Advances to suppliers	964,951	-
Prepayments	383,008	(493,761)
Travel advances to shareholders	(39,137)	-
Advances to employees	(398,153)	-
Accounts payable	(254,484)	(31,364)
Income tax payable	118,380	-
Turnover and other taxes	85,220	177,708
Loans from unrelated parties	1,572,360	-
Amount due from a director	(726,133)	-
Customers deposits	(216,932)	-
Accrued liabilities	36,341	-
Other payables	(7,113)	57,797

Net cash provided by operating activities	$2,572,133	$357,219

Cash flows from investing activities
Purchase of plant and equipment	$(939,630)	$-
Restricted cash	23,095	-
Deposit for acquisition of computer software	(1,281,650)	-
Disposal of plant and equipment	-	33,645

Net cash (used in) provided by investing activities	$(2,198,185)	$33,645

Cash flows from financing activities	$-	$-

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
(Stated in US Dollars )(Unaudited)

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

World Through (BVI) holds Sunway World Through Technology (Daqing) Co Ltd (“SWT” or “WFOE”), which entered into a series of agreements with Daqing Sunway Technology Co., Ltd (“Sunway”) including but not limited to management, loan, purchase option, consignment, trademark licensing, non-competition, etc. As a result of entering the abovementioned agreements, WFOE deems to control Sunway as a Variable Interest Entity as required by FASB Interpretation No. 46 (revised December 2003) Consolidated of Variable Interest Entities, an Interpretation of ARB No. 51 since SWT was the primary beneficiary. On March 16, 2008, SWT acquired Beijing Sunway New-force Medical Treatment Tech Co., Ltd (“Beijing Sunway”) as its wholly-owned subsidiary.  Beijing Sunway was incorporated in Beijing, PRC on May 24, 2007.

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

The company owned the three subsidiaries since its reverse-merger on June 6, 2007. The detailed identities of the consolidating subsidiaries would have been as follows:

Name of Company	Place of incorporation	Attributable interest

World Through Ltd	British Virgin Islands	100%

Sunway World Through Technology (Daqing) Co Ltd	PRC	100%

*Daqing Sunway Technology Co Ltd	PRC	100%

Beijing Sunway New-force Medical Treatment Tech Co.,Ltd	PRC	100%

*Note:Deemed variable interest entity

(c)	Use of estimates

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

	March 31, 2008	December 31, 2007
Bank of Communications, Branch of Daqing
City Economic Zone	$5,523,397	$5,398,866
Agricultural Bank of China	514,746	-
Daqing City Commercial Bank	75,858	72,690
HSBC	298,362	348,362
Cash on hand	44,306	182
	$6,456,669	$5,820,100

(m)	Restricted cash

Restricted cash are pledged deposits in an escrow account for investor relations purpose.

(n)	Revenue recognition

Revenue represents the invoiced value of goods sold recognized upon the delivery of goods to customers. Revenue is recognized when all of the following criteria are met:
- Persuasive evidence of an arrangement exists;
- Delivery has occurred or services have been rendered;

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES ( Continued )

(n)	Revenue recognition (continued)

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

The accompanying financial statements are presented in United States dollars. The reporting currency of the Group is the U.S. dollar ($). SWT, Sunway and Beijing Sunway use its local currency, Renminbi (RMB), as its functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the end of period exchange rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES ( Continued )

(x)	Statutory reserves

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

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES ( Continued )

(z)	Recent accounting pronouncements (continued)

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

Financial instruments which potentially expose the Group to concentrations of credit risk, consists of cash and trade receivables as of March 31, 2008 and December 31, 2007. The Group performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

As of March 31, 2008 and December 31, 2007, the Group’s bank deposits were all placed with banks in the PRC where there is currently no rule or regulation in place for obligatory insurance of bank accounts.

For the three-months ended March 31, 2008 and 2007, all of the Group’s sales were generated from the PRC. In addition, all trade receivables as of March 31, 2008 and December 31, 2007 also arose in the PRC.

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

Amount due from Rise Elite International Ltd (Rise Elite), a related company where Mr. Liu Bo, the director of the Group is a shareholder.   The amount is unsecured, interest free and repayable on demand. The amount is held by Rise Elite for the initial setup expenses.

5.	AMOUNT DUE FROM A DIRECTOR

Amount due from Mr. Liu Bo, the director of the company is unsecured, interest free and repayable on demand. The amount is held for the proposed development of representative offices in Hang Zhou, Xi’an & Shanghai. This leads to a better working capital arrangement.

6.	TRADE RECEIVABLES, NET

	March 31, 2008	December 31, 2007

Trade receivables, gross	$2,216,972	$1,533,085
Provision for doubtful debts	(8,212)	(7,884)

	$2,208,760	$1,525,201

All of the above trade receivables are due within one year of aging.

An analysis of the allowance for doubtful accounts for the three months ended March 31, 2008 and December 31, 2007 is as follows:

	March 31, 2008	December 31, 2007

Balance at beginning of period/year	$7,884	$7,377
Foreign exchange adjustment	328	507

Balance at end of period/year	$8,212	$7,884

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

Property, plant and equipment, net comprise the following:

	March 31, 2008	December 31, 2007
At cost
Building	$1,412,774	$1,356,392
Machinery and equipment	1,073,065	1,022,960
Moldings	4,052,476	2,992,166
Computer software	2,023,582	1,942,823
Office equipment and motor
vehicles	83,784	80,439

	$8,645,681	$7,394,780
Less: accumulated depreciation	(3,249,156)	(2,945,161)

	$5,396,525	$4,449,619

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

10.	PROPERTY, PLANT AND EQUIPMENT, NET(Continued)

Depreciation expense is included in the statement of income as follows:

	For the three-months ended March 31,
	2008	2007
Cost of sales	$163,266	$145,200
General and administrative expenses	14,421	82,362

	$177,687	$227,562

11.	INTANGIBLE ASSETS, NET

Intangible assets, net are as follows:

	March 31, 2008	December 31, 2007

Land use rights, at cost	$1,321,908	$1,269,151
Less: accumulated amortization	(67,972)	(58,508)

	$1,253,936	$1,210,643

Technology-based design , at cost	$6,169,363	$5,923,149
Less: accumulated amortization	(402,165)	(200,301)

	$5,767,198	$5,722,848

	$7,021,134	$6,933,491

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

An analysis of the expected warranty liabilities as at March 31, 2008 and December 2007 is as follows:

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

On February 7, 2008, 12 shareholders of Preferred Series A converted 228,531 shares into 13,711,831 shares of common stock, in which Rise Elite International Limited, Vision Opportunity Master Fund, Ltd and Kuhns Brothers, Inc converted 210,886, 7,990 and 2,647 shares of Preferred Series A into 12,653,160, 479,400 and 158,820 shares of common stock respectively.

14.	EARNINGS PER SHARE

The calculation of the basic and diluted earnings per share attributable to the common stock holders is based on the following data:

	For the three months ended March 31,
	2008	2007
Earnings:
Earnings for the purpose of basic
earnings per share	$1,377,411	$1,187,031
Effect of dilutive potential common
stock	-	-

Earnings for the purpose of basic
earnings per share	$1,377,411	$1,187,031

Number of shares:
Weighted average number of
common stock for the purpose of basic
earnings per share	8,360,349	223,658

conversion of Series A
convertible preferred stock	5,575,140	-
conversion of Series B		-
convertible preferred stock	4,962,960	-
conversion of Warrant Series A	2,520,496	-
conversion of Warrant Series B	885,551	-
conversion of Warrant Series J	2,623,161	-
conversion of Warrant Series C	2,057,343	-
conversion of Warrant Series D	657,747	-

Weighted average number of common
stock for the purpose of dilutive
earnings per share	27,642,747	223,658

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

SWT and Sunway, being registered in the PRC, are subject to PRC’s Enterprise Income Tax. Pursuant to the PRC Income Tax Laws, Enterprise Income Taxes (“EIT”) is generally imposed at a statutory rate of 25%.

However, Sunway is a high technology company, and in accordance with the relevant regulations regarding the favorable tax treatment for high technology companies, Sunway is entitled to a reduced tax rate of 15% as long as Sunway located and registered in the high and advance technology development zone.

A reconciliation between the income tax computed at the U.S. statutory rate and the Group’s provision for income tax is as follows:

	Three months ended March 31,
	2008	2007

U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	(34)%	(34)%
PRC Enterprise Income Tax	25%	33%
Tax holiday	(10)%	(18)%

Provision for income tax	15%	15%

16.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Net revenues and cost of revenues by product:

For the three months ended March 31, 2008	Workstation	Workstation	Workstation
	Type A	Type B	Type C	SADP	Consolidated

Net revenues	$653,597	$2,024,198	$356,064	$570,175	$3,604,034

Cost of net
revenues	(177,442)	(628,720)	(134,920)	(200,663)	(1,141,745)

	$476,155	$1,395,478	$221,144	$369,512	$2,462,289

For the three months ended March 31, 2007	Workstation	Workstation	Workstation
	Type A	Type B	Type C	SADP	Consolidated

Net revenues	$1,067,194	$1,400,034	$-	$-	$2,467,228

Cost of net
revenues	(283,369)	(360,878)	-	-	(644,247)

	$783,825	$1,039,156	$-	$-	$1,822,981

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

During the course of internal evaluation, our accounting staff found misstatements in our previously reported financial statements for the fiscal year ended December 31, 2007 that required correction relating to the improper use of exchange rate of shareholders’ equity items and incorrect par value of the Series A and B Convertible Preferred Stock and common stock recorded. Specifically, the Series A and B Convertible Preferred Stock were overstated by $245 and $164 respectively, common stock was overstated by $223, additional paid-in capital was overstated by $252,868, statutory reserves were overstated by $37,309, retained earnings were overstated by $128,861, and the accumulated other comprehensive income and foreign currency translation understated by $419,670 and $47,296 respectively for the year ended December 31, 2007.

Moreover, there was a reclassification of restricted cash $491,049 from current asset to non current asset and there was a correction for the basic and diluted weighted average number of common stock from 223,653 to 223,658 and from 14,814,953 to 14,814,958 respectively for the year ended December 31, 2007.

For the quarterly period ended March 31, 2008, the impacts of the (1) improper use of exchange rates of shareholders’ equity items and incorrect par value of the Series A and B Convertible Preferred Stock and common stock recorded have resulted in a decrease in the Series B Convertible Preferred Stock of $164, a decrease in common stock of $13,934, a decrease in additional paid-in capital of $239,402, a decrease in statutory reserves of $37,309, a decrease in retained earnings of $88,252, and an increase of accumulated other comprehensive income of $419,670;(2) misstatements because of the exclusion of the financial figures of the holding company, Sunway Global Inc., have led to the changes in net revenues and net income by an increase of $40,609;(3) exclusion of the effects of the Series A and B Convertible Preferred Stock and Warrants A, B, C, D and J led to an increase of $4,997,262 for the diluted weighted average number of common stock; (4) other misstatements identified, which were individually not material, including amounts related to account payables and accrued liabilities, resulting in a decrease of $39,823 and $786 for account payables and accrued liabilities respectively; (5) certain reclassifications during the course of internal evaluation, resulting in reclassifications among selling expenses and general and administrative expenses of $137,318 and a reclassification of restricted cash $467,954 from current asset to non current asset as at March 31, 2008.

For the three months ended March 31, 2007, there were misstatements identified which were individually not material, including amounts related to selling expenses and general and administrative expenses, which overall led to a decrease in net income by $134,857. The decrease of net income led to a decrease of $0.6 for both the basic and diluted net income per share.   Moreover, the misstatements overstated the foreign currency translation and unrealized gain on investments by $220,851 and $420,912 respectively. In addition, there was a correction for the basic and diluted weighted average number of common stock from 223,653 to 223,658.

SUNWAY GLOBAL INC.

BALANCE SHEETS
	Original	Restated
	March 31, 2008
	(Unaudited)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$6,456,669	$6,456,669
Restricted cash	467,954	-
Trade receivables, net	2,208,760	2,208,760
Inventories	876,207	876,207
Advances to suppliers	421,542	421,542
Prepayments	595,282	595,282
Tender deposits	-	-
Travel advances to shareholders	39,137	39,137
Advances to employees	398,153	398,153

Total current assets	$11,463,704	$10,995,750
Amount due from a related company	830	830
Restricted cash	-	467,954
Amount due from a director	726,133	726,133
Deposit for acquisition of computer software	1,281,650	1,281,650
Property, plant and equipment, net	5,396,525	5,396,525
Intangible assets, net	7,021,134	7,021,134

TOTAL ASSETS	$25,889,976	$25,889,976

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$39,823	$-
Income tax payable	282,820	282,820
Turnover and other taxes	235,056	235,056
Expected warranty liabilities	57,651	57,651
Customers deposits	-	-
Accrued liabilities	374,037	373,251
Other payables	30,367	30,367

Total current liabilities	$1,019,754	$979,145

TOTAL LIABILITIES	$1,019,754	$979,145

SUNWAY GLOBAL INC.

BALANCE SHEETS (Continued)
	Original	Restated
	March 31, 2008
	(Unaudited)	(Unaudited)
STOCKHOLDERS’ EQUITY
Series A Convertible Preferred
Stock $0.0000001 par value; 400,000 shares
authorized; Nil and 228,531 shares
issued and outstanding at March 31, 2008
and December 31, 2007 respectively	$-	$-
Series B Convertible Preferred
Stock $0.0000001 par value; 400,000
shares authorized; 165,432
shares issued and outstanding
at March 31, 2008 and December 31, 2007	165	1

Common stock at $0.0000001 par value;
100,000,000 shares authorized;
13,935,489 and 223,658 shares issued and
outstanding at March 31, 2008
and December 31, 2007 respectively	13,935	1
Additional paid-in capital	16,339,368	16,099,966
Statutory reserves	2,165,287	2,127,978
Retained earnings	4,653,943	4,565,691
Accumulated other comprehensive income	1,697,524	2,117,194

	$24,870,222	$24,910,831

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,889,976	$25,889,976

SUNWAY GLOBAL INC.

BALANCE SHEETS

	Original	Restated
	December 31,
	2007	2007
ASSETS
Current assets
Cash and cash equivalents	$5,820,100	$5,820,100
Restricted cash	491,049	-
Short term investments	-	-
Trade receivables, net	1,525,201	1,525,201
Inventories	766,933	766,933
Advances to suppliers	1,331,159	1,331,159
Prepayments	125,333	125,333
Tender deposits	131,013	131,013
Travel advances to shareholders	30,824	30,824
Advances to employees	548,364	548,364

Total current assets	$10,769,976	$10,278,927
Amount due from a related company	585,678	585,678
Restricted cash	-	491,049
Amount due from a director	1,028,474	1,028,474
Property, plant and equipment, net	4,449,619	4,449,619
Intangibles, net	6,933,491	6,933,491

TOTAL ASSETS	$23,767,238	$23,767,238

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current liabilities
Short term bank loans	$-	$-
Accounts payable	245,917	245,917
Income tax payable	157,877	157,877
Turnover and other taxes	143,857	143,857
Expected warranty liabilities	55,351	55,351
Customers deposits	208,274	208,274
Accrued liabilities	323,464	323,464
Other payables	35,984	35,984

Total current liabilities	$1,170,724	$1,170,724

TOTAL LIABILITIES	$1,170,724	$1,170,724

SUNWAY GLOBAL INC.

BALANCE SHEETS (Continued)

	Original	Restated
	December 31,
	2007	2007
STOCKHOLDERS’ EQUITY
Series A Convertible Preferred
Stock $0.0000001 par value;400,000
shares authorized; 228,531
shares issued and outstanding
at Dec 31, 2007 and 2006	$246	$1
Series B Convertible Preferred
Stock $0.0000001 par value; 400,000
shares authorized; 165,432
shares issued and outstanding
at Dec 31, 2007 and 2006	165	1

Common stock at $0.0000001 par
Value; 100,000,000 shares;
authorized 223,658 shares
issued and outstanding at
Dec 31, 2007 and 2006	224	1
Additional paid-in capital	16,352,833	16,099,965
Statutory reserves	2,165,287	2,127,978
Retained earnings	3,317,141	3,188,280
Accumulated other
comprehensive income
Unrealised gain on investment	-	-
Foreign currency translation	760,618	1,180,288

	$22,596,514	$22,596,514

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$23,767,238	$23,767,238

SUNWAY GLOBAL INC.

STATEMENTS OF INCOME

	Original	Restated
	Three months ended March 31,
	2008	2008

Net revenues	$3,563,425	$3,604,034
Cost of net revenues	(1,141,745)	(1,141,745)

Gross profit	$2,421,680	$2,462,289

Selling expenses	(162,555)	(25,237)
General and administrative expenses	(648,924)	(786,242)

Income from operation	$1,610,201	$1,650,810
Interest expenses	-	-
Interest income	143	143

Income before income taxes	$1,610,344	$1,650,953

Income taxes	(273,542)	(273,542)

Net income	$1,336,802	$1,377,411

Foreign currency translation	936,906	936,906
Unrealized gain on investments	-	-

Comprehensive income	$2,273,708	$2,314,317

Net income per share:
-Basic	$0.16	$0.16

-Diluted	$0.06	$0.05

Weighted average number of common stock
-Basic	$8,360,349	$8,360,349

-Diluted	$22,645,485	$27,642,747

SUNWAY GLOBAL INC.

STATEMENTS OF INCOME

	Original	Restated
	Three months ended March 31,
	2007	2007

Net revenues	$2,467,228	$2,467,228
Cost of net revenues	(644,247)	(644,247)

Gross profit	$1,822,981	$1,822,981

Selling expenses	(10,592)	(13,580)
General and administrative expenses	(255,644)	(387,513)

Income from operation	1,556,745	1,421,888
Interest expenses	(3,040)	(3,040)
Interest income	1,457	1,457

Income before income taxes	$1,555,162	$1,420,305

Income taxes	(233,274)	(233,274)

Net income	$1,321,888	$1,187,031

Foreign currency translation	297,428	76,577
Unrealized gain on investments	667,065	246,153

Comprehensive income	$2,286,381	$1,509,761

Net income per share:
-Basic	$5.91	$5.31

-Diluted	$5.91	$5.31

Weighted average number of common stock
-Basic	223,653	223,658

-Diluted	223,653	223,658

SUNWAY GLOBAL INC.
STATEMENT OF CASH FLOWS
	Original	Restated
	Three months ended March 31,
	2008	2008
Cash flows from operating activities
Net income	$1,336,802	$1,377,411
Depreciation	177,687	177,687
Amortization	196,280	196,280

Adjustments to reconcile net income
to net cash provided by operating activities:
Restricted cash	23,095	-
Trade receivables, net	(620,159)	(620,159)
Inventories	(77,394)	(77,394)
Advances to suppliers	964,951	964,951
Prepayments	383,008	383,008
Travel advances to shareholders	(39,137)	(39,137)
Advances to employees	(398,153)	(398,153)
Accounts payable	(214,661)	(254,484)
Income tax payable	118,380	118,380
Turnover and other taxes	85,220	85,220
Loans from unrelated parties	1,572,360	1,572,360
Amount due from a director	(726,133)	(726,133)
Customers deposits	(216,932)	(216,932)
Accrued liabilities	37,127	36,341
Other payables	(7,113)	(7,113)

Net cash provided by operating activities	$2,595,228	$2,572,133

Cash flows from investing activities
Purchase of plant and equipment	$(939,630)	$(939,630)
Restricted cash	-	23,095
Deposit for acquisition of computer software	(1,281,650)	(1,281,650)
Disposal of plant and equipment	-	-

Net cash used in investing activities	$(2,221,280)	$(2,198,185)

Cash flows from financing activities	$-	$-

SUNWAY GLOBAL INC.

STATEMENT OF CASH FLOWS (Continued)

	Original	Restated
	Three months ended March 31,
	2008	2008

Net in cash and cash equivalents sourced	$373,948	$373,948

Effect of foreign currency translation on
cash and cash equivalents	262,621	262,621

Cash and cash equivalents-beginning of year	5,820,100	5,820,100

Cash and cash equivalents-end of year	$6,456,669	$6,456,669

Supplementary cash flow information:
Tax paid	$1,364,381	$1,364,381
Interest received	143	143
Interest paid	-	-

SUNWAY GLOBAL INC.
STATEMENT OF CASH FLOWS
	Original	Restated
	Three months ended March 31,
	2007	2007
Cash flows from operating activities
Net income	$1,321,888	$1,187,031
Depreciation	146,495	227,562
Amortization	41,869	41,869

Adjustments to reconcile net income
to net cash provided by operating activities:
Restricted cash	-	-
Trade receivables, net	(696,888)	(694,156)
Inventories	(115,922)	(115,467)
Advances to suppliers	(460,618)	-
Prepayments	(54,242)	(493,761)
Travel advances to shareholders	-	-
Advances to employees	-	-
Accounts payable	1,325	(31,364)
Income tax payable	(15,131)	-
Turnover and other taxes	196,530	177,708
Loans from unrelated parties	-	-
Amount due from a director	-	-
Customers deposits	(7,515)	-
Accrued liabilities	(24,481)	-
Other payables	(13,738)	57,797

Net cash provided by operating activities	$319,572	$357,219

Cash flows from investing activities
Purchase of plant and equipment	$(1,877)	$-
Deposit for acquisition of computer software	-	-
Disposal of plant and equipment	-	33,645

Net cash used in investing activities	$(1,877)	$33,645

Cash flows from financing activities	$-	$-

SUNWAY GLOBAL INC.

STATEMENT OF CASH FLOWS (Continued)

	Original	Restated
	Three months ended March 31,
	2007	2007

Net in cash and cash equivalents sourced	$317,695	$390,864

Effect of foreign currency translation on
cash and cash equivalents	23,251	(49,918)

Cash and cash equivalents-beginning of year	1,749,048	1,749,048

Cash and cash equivalents-end of year	$2,089,994	$2,089,994

Supplementary cash flow information:
Tax paid	$937,036	$937,036
Interest received	1,457	1,457
Interest paid	3,040	3,040

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

Three-month periods ended March 31, 2008 and March 31, 2007

Results of Operations

In the three months ended March 31, 2008, the company’s net income slightly increased. Although company’s net revenues and gross profit rose substantially as compared with the same period in the same period of 2007, but operating expenses also increased during these periods , bring on net income slight increased. These increases are due in large part to increased sales of Daqing Sunway’s pneumatic tube transport systems and new product - a medicine dispensation and packaging system. Cost of sales also increased during these periods, somewhat outpacing the increase in sales. The increase in cost of sales is due largely to increased depreciation expenses related to Sunway’s investment in 2007 in new molds , production lines used and the increased prices of raw materials used in the manufacture of its newly designed medicine packaging and dispensing equipment. The increase in operating expense is due new products marketing expense.

The following table summarizes the results of our operations during the three months ended March 31, 2008 and 2007, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008	2007	Change	Change rate
Net Revenues	$3,604,034	$2,467,228	$1,136,806	46.08%
Cost of net revenues	$1,141,745	$644,247	$497,498	77.22%
Gross Profit	$2,462,289	$1,822,981	$639,308	35.07%
Gross Margin	68.32%	$73.89%		-5.57%
Operating Income	$1,650,810	$1,421,888	$228,922	16.10%
Net Income	$1,377,411	$1,187,031	$190,380	16.04%
Net profit margin	38.22%	48.11%		-9.89%

Net revenues

Net revenues for the first quarter of 2008, which resulted entirely from sales of pneumatic material transport system workstations (“PTS”) and Automatic Medicine Dispensing and Packing System (“SADP’), were $3,604,034, an increase of 46.08% as compared with the net revenue of $2,467,228 in the first quarter of 2007. In the first quarter of 2008, we sold 622 workstations, an increase of 14.34% as compared with 544 workstations sold in the first quarter of 2007; at the same time, we also sold two SADP units .

The following table breaks down application categories as percentage of total sales.

	Three Months Ended March 31,
	2008		2007
	sales	% of total sales	sales	% of total sales
PTS	$3,033,859	84.18%	$2,467,228	100.00%
SADP	$570,175	15.82%	$-	-
Total net revenues	$3,604,034	100.00%	$2,467,228	100.00%

Gross Profit

Gross profit increased 35.07% to $2,462,289 for the three months ended March 31, 2008, as compared to $1,822,981 for the three months ended March 31, 2007. Our gross profit margin fell 5.57% from 73.89% as of the three months ended March 3, 2007 to 68.32% as of the same period of 2008, mainly due to our efforts to develop new molds and new production line, which raised depreciation costs and therefore raised the cost of sales; at the same time, due to the use of newer but more costly raw materials instead of old raw material in order to increase product quality and perfect workstation surface, raw material costs increased markedly.

The table below presents information about our gross profit for the periods indicated:

	Three Months Ended March 31,
	2008		2007
	US$	Gross profit margin	US$	Gross profit margin

Gross Profit	$2,462,289	68.32%	$1,822,981	73.89%

Income from Operations

Income from operating increased 16.10% to $1,650,810 for the three months ended March 31, 2008, as compared with $1,421,888 for the three months ended March 31, 2007. The increase was primarily a result of the higher revenue by the higher cost reduces during the three months ended March 31, 2008 as compared to the same period of 2007.

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

Operating Expenses

Operating expenses were $811,479 for the three months ended March 31, 2008, an increase of 102.32% as compared to $401,093 for the same period of 2007. This increase was composed by two reasons: (1) selling expenses increased $11,657, or 85.84% to $25,237 in the three months ended March 31, 2008 from $13,580 for the same period of 2007; and (2) general & administration expenses increased $398,729, or 102.89% to $786,242 in the three months ended March 31, 2008 from $387,513 for the same period of 2007. In the three months ended March 31, 2008, we increased exhibition fees for promoting our new products, which totaled $60,147, compared with $10,191 for the same period of 2007. Also, in the three months ended March 31, 2008, we increased salary and benefits of management. Reflecting this change, costs related to salary and benefits increased 65.74% in the three months ended March 31, 2008, compared with the same period of 2007; and amortization of intangible assets increased $154,411, or 368.80% to $196,280 in the three months ended March 31, 2008 from $41,869 as of the same period of 2007; and cost of direct sales offices were increased from null as of the three months ended March 31, 2007 to $84,787 as of the same period of 2008.

The table below presents information about our operating expenses for the periods indicated:

	Three Months Ended March 31,
	2008	2007	change
Selling expenses	$25,237	$13,580	85.84%
General & Administrative expenses	$786,242	$387,513	102.89%
Total operating expenses	$811,479	$401,093	102.32%

Net Income

Net income was $1,377,411 for the three months ended March 31, 2008, an increase of 16.04% from $1,187,031 for the same period of 2007, The increase is primarily due to i) substantial net revenues increase, ii) sustained gross margin in spite of extremely volatile raw material prices; and iii) partially offset by higher operating expenses and depreciation cost.

Cash and Cash Equivalents

Cash and Cash Equivalents increased to $6,456,669 as of the three months ended March 31, 2008, as compared to $5,820,100 as of the fiscal year ended December 31, 2007. This increase was mainly due to slight increase of net income in the first quarter of 2008.

Trade Receivables

Trade Receivables increased 44.82% to $2,208,760 as of the three months ended March 31, 2008, compared with $1,525,201 as of the fiscal year ended December 31, 2007. This increase in accounts receivable was primarily attributable to a substantial increase in workstation and new product-Automatic Medicine Dispensing and Packing System sales in the first quarter of 2008.

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

Accounts payable

Accounts payable amounted to nil as of the three months ended March 31, 2008, from $245,917 as of the fiscal year ended December 31, 2007. This decrease is mainly due to cash purchase raw material.

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

The table below presents information about our cash flow for the periods indicated:

	Three Months Ended March 31,
	2008	2007	Change
Net cash provided by (used in) operating activities	$2,572,133	$357,219	$2,214,914
Net cash provided by (used in) investing activities	$-2,198,185	$33,645	$-2,231,830
Net cash provided by (used in) financing activities	$-	$-	$-
Effect of foreign currency translation on cash and cash equivalents	$262,621	$-49,918	$312,539
cash and cash equivalents at beginning of year	$5,820,100	$1,749,048	$4,071,052
Cash and cash equivalents-end of year	$6,456,669	$2,089,994	$4,366,675

Operating Activities

For the three months ended March 31, 2008, net cash provided by operating activities was $2,572,133. This was primarily attributable to our net income of $1,377,411, adjusted by an add-back of non-cash expenses mainly consisting of depreciation and amortization of $373,967 offset by a $820,755 increase in working capital. Specifically, the working capital increase was primarily due to i) a $620,159 trade receivables increase driven by revenue growth; ii) a $77,394 inventories increase, principally finished goods, to support planned expansion and sales growth; iii) a $964,951 decrease in advance to suppliers to buy raw materials; iv) a $54,282 increase in prepayments , travel advances to shareholders and advances to employees, consisting primarily of prepayments for raw materials supplies in advance of shipment and working capital of direct sales office; partially offset by a $607,639 decrease in accounts payable, tax payable, loans from unrelated parties, amount due from a director, customers deposits, accrued liabilities and other payables.

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

Revenue recognition. Revenue represents the invoiced value of goods sold recognized upon the delivery of goods to customers. Revenue is recognized when all of the following criteria are met:

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

Expected warranty liabilities. The Company warrants its products against defects in design, materials, and workmanship generally for one year. A provision for estimated future costs relating to warranty expense are recorded when products are shipped, and the provision is based upon our own historical claim experience.

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

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

ITEM 5 - OTHER INFORMATION

On March 16, 2008, SWT acquired Beijing Sunway as its wholly-owned subsidiary.  SWT acquired all of the outstanding shares of Beijing Sunway from the three owners of Beijing Sunway, Liang Deli, Sun Xitao, and Tao Liyan, for the purchase price of RMB1,000,000 (approximately US$145,000).  Mr. Liang also serves as a director of the Company.

Beijing Sunway was incorporated in Beijing, PRC on May 24, 2007, and is primarily engaged in the sale of medical equipment manufactured by Sunway. It was incorporated with the proceeds of a loan from the Company in the amount of RMB3, 992,229 borrowed by Mr. Liang, Mr. Sun, and Ms. Yao, on the first quarter of 2008. The loan was unsecured, interest free and repayable on demand, and was held by Mr. Liang, Mr. Sun and Ms. Yao on Beijing Sunway’s behalf for the purpose of proposed developments of representative offices for the Company in various locations in China so as to provide for a better working capital arrangement for the Company. As of March 26, 2008, the loan has been repaid.

Except as disclosed above, there were no matters required to be disclosed on Form 8-K during the first quarter ended March 31, 2008 which were not disclosed on such form.

ITEM 6 - EXHIBITS.

Exhibit No.	Description of Exhibit
10.1	Capital Transfer Agreement, dated March 16, 2008, by and among SWT, Liang Deli, Sun Titao, and Tao Liyan.
31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Act of 2002 Section 302.
31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Act of 2002 Section 302.
32.1	Certification by Chief Executive Officer pursuant to Sarbanes-Oxley Act of 2002 Section 906.
32.2	Certification by Chief Financial Officer pursuant to Sarbanes-Oxley Act of 2002 Section 906.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNWAY GLOBAL INC.

Dated: March 6, 2009	By:	/s/ Liu Bo
Liu Bo
Chief Executive Officer

Dated: March 6, 2009	By:	/s/ Samuel Sheng
Samuel Sheng
Chief Financial Officer