Form 10-Q/A
period 2008-06-30
Sunway Global Inc.
filed 2009-03-06
CIK 1096840

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

TABLE OF CONTENTS

EXPLANATORY NOTE:

The Registrant is hereby filing this Form 10-Q/A for the period ended June 30, 2008 to (i) restate consolidated balance sheets, consolidated income statements, consolidated statements of stockholders’ equity and consolidated statement of cash flows and accompanying notes and text for the six months ended June 30, 2008 as a result of the (1) incorrect par value of the Series A and B Convertible Preferred Stock and common stock recorded; and (2) the exclusion of the financial figures of Beijing Sunway New-force Medical Treatment Tech Co., Ltd., a wholly-owned subsidiary; and (ii) clarify its principles of consolidation, accounting policies of impairment of long-lived assets, inventories, trade receivables, revenue recognition, cash and cash equivalents and expected warranty liabilities and the notes of organization and principal activities, amount due from a director, Series B Convertible Preferred stock and associated warrants, earnings per share; and (iii) reclassify part of the other payables to customer deposits.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNWAY GLOBAL INC.

FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Stated in US dollars)(Unaudited)

SUNWAY GLOBAL INC.

CONTENTS	PAGES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	5

CONSOLIDATED BALANCE SHEETS	6 - 7

CONSOLIDATED STATEMENTS OF INCOME	8 - 9

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	10

CONSOLIDATED STATEMENTS OF CASH FLOWS	11 - 12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	13 - 39

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

Since our previous report dated August 14, 2008, it was determined that the consolidated financial statements needed restatement to make corrections as described in note 19.

Hong Kong	Albert Wong & Co.
August 14, 2008	Certified Public Accountants
Except for note 19 which is dated January 19, 2009

SUNWAY GLOBAL INC.

CONSOLIDATED BALANCE SHEETS
AS AT JUNE 30, 2008 AND DECEMBER 31, 2007
(Stated in US Dollars)

	Notes	June 30, 2008	December 31, 2007
		(Unaudited)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents		$15,460,208	$5,820,100
Trade receivables, net	6	2,499,943	1,525,201
Inventories	9	851,851	766,933
Advances to suppliers		2,058,826	1,331,159
Prepayments		16,007	125,333
Tender deposits		138,176	131,013
Travel advances to shareholders	7	58,665	30,824
Advances to employees	8	473,258	548,364

Total current assets		$21,556,934	$10,278,927
Amount due from a related company	4	830	585,678
Restricted cash		429,834	491,049
Amount due from a director	5	1,088,811	1,028,474
Property, plant and equipment, net	10	5,291,082	4,449,619
Intangible assets, net	11	6,969,843	6,933,491

TOTAL ASSETS		$35,337,334	$23,767,238
LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable		$-	$245,917
Income tax payable		409,847	157,877
Turnover and other taxes		260,027	143,857
Expected warranty liabilities	12	58,913	55,351
Customers deposits		4,214	208,274
Accrued liabilities		372,459	323,464
Other payables		7,904	35,984

Total current liabilities		$1,113,364	$1,170,724

TOTAL LIABILITIES		$1,113,364	$1,170,724

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
Series B Convertible Preferred
Stock $0.0000001 par value; 400,000
shares authorized; 160,494 and 165,432
shares issued and outstanding
at June 30, 2008 and December 31, 2007	13	1	1

Common stock at $0.0000001 par value;
100,000,000 shares authorized;
18,446,045 and 223,658 shares issued and
outstanding at June 30, 2008
and December 31, 2007 respectively		2	1
Additional paid-in capital		22,629,965	16,099,965
Statutory reserves		2,127,978	2,127,978
Retained earnings		6,739,401	3,188,280
Accumulated other comprehensive income		2,726,623	1,180,288

		$34,223,970	$22,596,514

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$35,337,334	$23,767,238

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.

CONSOLIDATED STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

		Six months ended June 30,
		2008	2007
	Notes

Net revenues	18	$8,090,863	$5,659,211
Cost of net revenues	18	(2,376,675)	(1,699,615)

Gross profit		$5,714,188	$3,959,596

Selling expenses		(98,075)	(48,589)
General and administrative expenses		(1,429,399)	(665,218)

Income from operation		$4,186,714	$3,245,789
Interest expenses		-	(3,292)
Interest income		36,869	1,600

Income before income taxes		$4,223,583	$3,244,097

Income taxes	15	(672,462)	(497,491)

Net income		$3,551,121	$2,746,606

Net income per share:
-Basic		$0.30	$0.14

-Diluted		$0.12	$0.14

Weighted average number of common stock
-Basic	14	11,757,733	19,207,455

-Diluted	14	29,064,297	19,207,455

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

		Three months ended June 30,
		2008	2007
	Notes

Net revenues	18	$4,499,670	$3,195,695
Cost of net revenues	18	(1,236,310)	(1,055,774)

Gross profit		$3,263,360	$2,139,921

Selling expenses		(73,542)	(35,122)
General and administrative expenses		(640,909)	(344,537)

Income from operation		$2,548,909	$1,760,262
Interest expenses		-	(115)
Interest income		37,152	137

Income before income taxes		$2,586,061	$1,760,284

Income taxes	15	(400,774)	(264,367)

Net income		$2,185,287	$1,495,917

Net income per share:
-Basic and diluted		$0.14	$0.08

-Diluted		$0.08	$0.08

Weighted average number of common stock
-Basic		15,155,118	19,207,455

-Diluted		28,619,524	19,207,455

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2007 AND SIX MONTHS ENDED JUNE 30, 2008
(Stated in US Dollars)(Unaudited)

					Additional			Accumulated
	Preferred	Preferred	No.		paid			other
	Series	Series	shares	Common	in	Statutory	Retained	comprehensive
	A	B	outstanding	stock	capital	reserves	earnings	income	Total

Balance, January 1, 2007	$1	$1	223,658	$1	$4,223,632	$1,124,073	$4,844,680	$843,205	$11,035,593
Reversal of realized gain on investment	-	-	-	-	-	-	-	(423,537)	(423,537)
Net income	-	-	-	-	-	-	6,047,505	-	6,047,505
Appropriation to statutory reserves	-	-	-	-	-	1,003,905	(1,003,905)	-	-
Issuance to Vision re: Debentures	-	-	-	-	199,200	-	-	-	199,200
Issuance of Series B Convertible
Preferred Stock	-	-	-	-	11,677,133	-	(6,700,000)	-	4,977,133
Foreign currency translation adjustment	-	-	-	-	-	-	-	760,620	760,620

Balance, December 31,2007	$1	$1	223,658	$1	$16,099,965	$2,127,978	$3,188,280	$1,180,288	$22,596,514

Balance, January 1, 2008	$1	$1	223,658	$1	$16,099,965	$2,127,978	$3,188,280	$1,180,288	$22,596,514
Conversion of Preferred Series A into Common Stock	(1)	-	13,711,831	-	1	-	-	-	-
Conversion of Preferred Series B into Common Stock	-	-	148,140	-	-	-	-	-	-
Conversion of Warrant Series J into Common Stock	-	-	4,362,416	1	6,529,999	-	-	-	6,530,000
Net income	-	-	-	-	-	-	3,551,121	-	3,551,121
Foreign currency translation adjustment	-	-	-	-	-	-	-	1,546,335	1,546,335

Balance, June 30,2008	$-	$1	18,446,045	$2	$22,629,965	$2,127,978	$6,739,401	$2,726,623	$34,223,970

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

	Six months ended June 30,
	2008		2007
Cash flows from operating activities
Net income		$3,551,121		$2,746,606
Depreciation		375,389		458,686
Amortization		420,972		13,697

Adjustments to reconcile net income to net cash provided by operating activities:
Trade receivables, net		(851,682)		(733,121)
Inventories		(34,545)		(181,655)
Advances to suppliers		(623,758)		(629,394)
Prepayments		114,059		46,126
Tender deposits		1,233		9,735
Travel advances to shareholders		(25,122)		(29,819)
Advances to employees		107,267		(372,507)
Accounts payable		(252,954)		(16,367)
Income tax payable		234,942		117,735
Turnover and other taxes		103,875		-
Expected warranty liabilities		-		19,634
Customers deposits		(215,385)		78,924
Accrued liabilities and other payables		1,937		47,447

Net cash provided by operating activities		$2,907,349		$1,575,727

Cash flows from investing activities
Purchase of plant and equipment		$(914,693)		$(162,943)
Sales of short term investment		(434,674)		-
Restricted cash		61,215		(1,280,000)
Advances to a related company		584,415		-
Advances to a director		(624,299)		-

Net cash used in investing activities		$(1,328,036)		$(1,442,943)

Cash flows from financing activities	$		$
Proceeds from Vision re: Debentures		-		199,202
Proceeds from issuance of Series B Convertible
Preferred Stock		-		5,557,133
Proceeds from exercise of Series J Convertible
Preferred Stock		6,530,000		-

Net cash provided by financing activities		$6,530,000		$5,756,335

SUNWAY GLOBAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

	Six months ended June 30,
	2008	2007

Net in cash and cash equivalents sourced	$8,109,313	$5,889,119

Effect of foreign currency translation on
cash and cash equivalents	1,530,795	229,813

Cash and cash equivalents-beginning of year	5,820,100	1,749,048

Cash and cash equivalents-end of year	$15,460,208	$7,867,980

Supplementary cash flow information:
Interest received	$36,869	$1,600
Interest paid	-	3,292
Tax paid	672,462	487,195

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

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(a)	Method of Accounting(continued)

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

Intangibles are stated at cost less accumulated amortization. Amortization is provided over the respective useful lives, using the straight-line method. Estimated useful lives of the intangibles are as follows:

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

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued )

(k)	Trade receivables

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

	June 30, 2008	December 31, 2007
Bank of Communications, Branch of Daqing
City Economic Zone	$8,033,893	$5,398,866

Daqing City Commercial Bank	4,508,010	72,690
HSBC	2,452,297	348,362
Agricultural Bank of China	458,796	-
Cash on hand	7,212	182
	$15,460,208	$5,820,100

(m)	Restricted cash

Restricted cash are pledged deposits in an escrow account for investor relations purpose.

(n)	Revenue recognition

Revenue represents the invoiced value of goods sold recognized upon the delivery of goods to customers. Revenue is recognized when all of the following criteria are met:
-	Persuasive evidence of an arrangement exists;
-	Delivery has occurred or services have been rendered;
- -	The seller’s price to the buyer is fixed or determinable; and Collection is reasonably assured.

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

Financial instruments which potentially expose the Group to concentrations of credit risk, consists of cash and trade receivables as of June 30, 2008 and December 31, 2007. The Group performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

As of June 30, 2008 and December 31, 2007, the Group’s bank deposits were all placed with banks in the PRC where there is currently no rule or regulation in place for obligatory insurance of bank accounts.

For the six months ended June 30, 2008 and 2007, all of the Group’s sales were generated from the PRC. In addition, all trade receivables as of June 30, 2008 and December 31, 2007 also arose in the PRC.

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

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

10.	PROPERTY, PLANT AND EQUIPMENT, NET (Continued)

Depreciation expense is included in the statement of income as follows:

	For the six months ended June 30,
	2008	2007
Cost of sales	$368,794	$376,324
General and administrative expenses	6,595	82,362

	$375,389	$458,686

11.	INTANGIBLE ASSETS, NET

Intangible assets, net are as follows:
	June 30, 2008	December 31, 2007
Land use rights, at cost	$1,350,840	$1,269,151
Less: accumulated amortization	(76,645)	(58,508)
	$1,274,195	$1,210,643

Technology-based design , at cost	$6,304,389	$5,923,149
Less: accumulated amortization	(608,741)	(200,301)
	$5,695,648	$5,722,848
	$6,969,843	$6,933,491

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

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

13.	SERIES B CONVERTIBLE PREFERRED STOCK AND ASSOCIATED WARRANTS(CONTINUED)

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
On June 18, 2008, Columbia China Capital Group, Inc. converted 4,938 shares of Preferred Series B into 148,140 shares of common stock.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

14.	EARNINGS PER SHARE

The calculation of the basic and diluted earnings per share attributable to the common stock holders is based on the following data:

	For the six months ended June 30,
	2008	2007
Earnings:
Earnings for the purpose of basic earnings per share	$3,551,121	$2,746,606
Effect of dilutive potential common stock	-	-

Earnings for the purpose of basic earnings per share	$3,551,121	$2,746,606

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

Net revenue and cost of revenue by product:

For the six months ended June 30, 2008	Workstation	Workstation	Workstation
	Type A	Type B	Type C	SADP	Consolidated
Net revenue	$1,654,785	$3,503,647	$2,395,149	$537,282	$8,090,863

Cost of net revenue	(428,782)	(1,042,584)	(700,954)	(204,355)	(2,376,675)

	$1,226,003	$2,461,063	$1,694,195	$332,927	$5,714,188

For the six months ended June 30, 2007	Workstation	Workstation	Workstation
	Type A	Type B	Type C	SADP	Consolidated
Net revenue	$2,304,074	$3,355,137	$-	$-	$5,659,211

Cost of net revenue	(691,976)	(1,007,639)	-	-	(1,699,615)

	$1,612,098	$2,347,498	$-	$-	$3,959,596

The Group’s operations are located in the PRC. All revenue is from customers in the PRC. All of the Group’s assets are located in the PRC. Sales of workstations are carried out in the PRC. Accordingly, no analysis of the Group's sales and assets by geographical market is presented.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

19.RESTATEMENTS

During the course of internal evaluation, our accounting staff found misstatements in our previously reported financial statements for the fiscal year ended December 31, 2007, relating to the improper use of exchange rate of shareholders’ equity items and incorrect par value of the Series A and B Convertible Preferred Stock and common stock recorded that required correction. Specifically, the Series A and B Convertible Preferred Stock were overstated by $245 and $164 respectively, common stock was overstated by $223, additional paid-in capital was overstated by $252,868, statutory reserves were overstated by $37,309, retained earnings were overstated by $128,861, and the accumulated other comprehensive income and foreign currency translation understated by $419,670 and $47,296 respectively for the year ended December 31, 2007.

Moreover, there was a reclassification of restricted cash $491,049 from current asset to non current asset and there was a correction for the basic and diluted weighted average number of common stock from 223,653 to 223,658 and from 14,814,953 to 14,814,958 respectively for the year ended December 31, 2007.

For the quarterly period June 30, 2008, the impacts of the (1) incorrectly recorded par value of the Series A and B Convertible Preferred Stock and common stock, have resulted in a decrease in the Series B Convertible Preferred Stock of $159, a decrease in common stock of $18,444 and an increase in additional paid-in capital of $18,603; (2) the exclusion of the financial figures of one of the wholly-owned subsidiaries, Beijing Sunway New-force Medical Treatment Tech Co., Ltd., resulted in an increase of $458,796 in cash and cash equivalents, a decrease of $20,998 in amount due from a related company, a decrease of 648,404 in amount due from a director, an increase of $57,475 in selling expenses, an increase of $149,280 in general and administrative expenses, an increase of $2,130 in interest income, a decrease of $204,625 in both the net income and retained earnings and a decrease of $5,981 in the accumulated other comprehensive income. Moreover, as the net income was revised, the basic and diluted net income per share had a decrease of $0.02 and $0.01 respectively; and (3) internal evaluation led to the reclassification of $4,214 from other payables to customer deposits as at June 30, 2008.

SUNWAY GLOBAL INC.

BALANCE SHEETS
	Original	Restated
	June 30, 2008
	(Unaudited)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$15,001,412	$15,460,208
Trade receivables, net	2,499,943	2,499,943
Inventories	851,851	851,851
Advances to suppliers	2,058,826	2,058,826
Prepayments	16,007	16,007
Tender deposits	138,176	138,176
Travel advances to shareholders	58,665	58,665
Advances to employees	473,258	473,258

Total current assets	$21,098,138	$21,556,934
Amount due from a related company	21,828	830
Restricted cash	429,834	429,834
Amount due from a director	1,737,215	1,088,811
Property, plant and equipment, net	5,291,082	5,291,082
Intangible assets, net	6,969,843	6,969,843

TOTAL ASSETS	$35,547,940	$35,337,334
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$-	$-
Income tax payable	409,847	409,847
Turnover and other taxes	260,027	260,027
Expected warranty liabilities	58,913	58,913
Customers deposits	-	4,214
Accrued liabilities	372,459	372,459
Other payables	12,118	7,904

Total current liabilities	$1,113,364	$1,113,364

TOTAL LIABILITIES	$1,113,364	$1,113,364

SUNWAY GLOBAL INC.

BALANCE SHEETS (Continued)

	Original	Restated
	June 30, 2008
	(Unaudited)	(Unaudited)
STOCKHOLDERS’ EQUITY
Series A Convertible Preferred Stock $0.0000001 par value; 400,000 shares authorized; Nil and 228,531 shares issued and outstanding at June 30, 2008 and December 31, 2007 respectively	$-	$-
Series B Convertible Preferred Stock $0.0000001 par value; 400,000 shares authorized; 160,494 and 165,432 shares issued and outstanding at June 30, 2008 and December 31, 2007	160	1

Common stock at $0.0000001 par value; 100,000,000 shares authorized; 18,446,045 and 223,658 shares issued and outstanding at June 30, 2008 and December 31, 2007 respectively	18,446	2
Additional paid-in capital	22,611,362	22,629,965
Statutory reserves	2,127,978	2,127,978
Retained earnings	6,944,026	6,739,401
Accumulated other comprehensive income	2,732,604	2,726,623

	$34,434,576	$34,223,970

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$35,547,940	$35,337,334

SUNWAY GLOBAL INC.

BALANCE SHEETS
	Original	Restated
	December 31,
	2007	2007
ASSETS
Current assets
Cash and cash equivalents	$5,820,100	$5,820,100
Restricted cash	491,049	-
Short term investments	-	-
Trade receivables, net	1,525,201	1,525,201
Inventories	766,933	766,933
Advances to suppliers	1,331,159	1,331,159
Prepayments	125,333	125,333
Tender deposits	131,013	131,013
Travel advances to shareholders	30,824	30,824
Advances to employees	548,364	548,364

Total current assets	$10,769,976	$10,278,927
Amount due from a related company	585,678	585,678
Restricted cash	-	491,049
Amount due from a director	1,028,474	1,028,474
Property, plant and equipment, net	4,449,619	4,449,619
Intangibles, net	6,933,491	6,933,491

TOTAL ASSETS	$23,767,238	$23,767,238

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short term bank loans	$-	$-
Accounts payable	245,917	245,917
Income tax payable	157,877	157,877
Turnover and other taxes	143,857	143,857
Expected warranty liabilities	55,351	55,351
Customers deposits	208,274	208,274
Accrued liabilities	323,464	323,464
Other payables	35,984	35,984

Total current liabilities	$1,170,724	$1,170,724

TOTAL LIABILITIES	$1,170,724	$1,170,724

SUNWAY GLOBAL INC.

BALANCE SHEETS (Continued)
	Original	Restated
	December 31,
	2007	2007
STOCKHOLDERS’ EQUITY
Series A Convertible Preferred Stock $0.0000001 par value; 400,000 shares authorized; 228,531 shares issued and outstanding at Dec 31, 2007 and 2006	$246	$1
Series B Convertible Preferred Stock $0.0000001 par value; 400,000 shares authorized; 165,432 shares issued and outstanding at Dec 31, 2007 and 2006	165	1

Common stock at $0.0000001 par Value; 100,000,000 shares authorized; 223,658 shares issued and outstanding at Dec 31, 2007 and 2006	224	1
Additional paid-in capital	16,352,833	16,099,965
Statutory reserves	2,165,287	2,127,978
Retained earnings	3,317,141	3,188,280
Accumulated other comprehensive income
Unrealised gain on investment	-	-
Foreign currency translation	760,618	1,180,288

	$22,596,514	$22,596,514

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,767,238	$23,767,238

SUNWAY GLOBAL INC.

STATEMENTS OF INCOME
	Original	Restated
	Six months ended June 30,
	2008	2008

Net revenues	$8,090,863	$8,090,863
Cost of net revenues	(2,376,675)	(2,376,675)

Gross profit	$5,714,188	$5,714,188

Selling expenses	(40,600)	(98,075)
General and administrative expenses	(1,280,119)	(1,429,399)

Income from operation	$4,393,469	$4,186,714
Interest expenses	-	-
Interest income	34,739	36,869

Income before income taxes	$4,428,208	$4,223,583

Income taxes	(672,462)	(672,462)

Net income	$3,755,746	$3,551,121

Net income per share:
-Basic	$0.32	$0.30

-Diluted	$0.13	$0.12

Weighted average number of common stock
-Basic	11,757,733	11,757,733

-Diluted	29,064,297	29,064,297

SUNWAY GLOBAL INC.

STATEMENTS OF INCOME
	Original	Restated
	Three months ended June 30,
	2008	2008

Net revenues	$4,499,670	$4,499,670
Cost of net revenues	(1,236,310)	(1,236,310)

Gross profit	$3,263,360	$3,263,360

Selling expenses	(35,489)	(73,542)
General and administrative expenses	(610,527)	(640,909)

Income from operation	$2,617,344	$2,548,909
Interest expenses	-	-
Interest income	34,991	37,152

Income before income taxes	$2,652,335	$2,586,061

Income taxes	(400,774)	(400,774)

Net income	$2,251,561	$2,185,287

Net income per share:
-Basic	$0.15	$0.14

-Diluted	$0.08	$0.08

Weighted average number of common stock
-Basic	15,155,118	15,155,118

-Diluted	28,619,524	28,619,524

SUNWAY GLOBAL INC.

STATEMENT OF CASH FLOWS

	Original	Restated
	Six months ended June 30,
	2008	2008
Cash flows from operating activities
Net income	$3,755,746	$3,551,121
Depreciation	375,389	375,389
Amortization	420,972	420,972

Adjustments to reconcile net income to net cash provided by operating activities:
Trade receivables, net	(851,682)	(851,682)
Inventories	(34,545)	(34,545)
Advances to suppliers	(623,758)	(623,758)
Prepayments	114,059	114,059
Tender deposits	1,233	1,233
Travel advances to directors	(25,122)	(25,122)
Advances to employees	107,267	107,267
Accounts payable	(252,954)	(252,954)
Income tax payable	234,942	234,942
Turnover and other taxes	103,875	103,875
Expected warranty liabilities	-	-
Customers deposits	(215,385)	(215,385)
Accrued liabilities and other payables	1,937	1,937

Net cash provided by operating activities	$3,111,974	$2,907,349

Cash flows from investing activities
Purchase of plant and equipment	$(914,693)	$(914,693)
Sales of short term investment	(434,674)	(434,674)
Restricted cash	61,215	61,215
Advances to a related company	584,415	584,415
Advances to a director	(624,299)	(624,299)

Net cash used in investing activities	$(1,328,036)	$(1,328,036)

Cash flows from financing activities	$	$
Proceeds from Vision re: Debentures	-	-
Proceeds from issuance of Series B Convertible
Preferred Stock	-	-
Proceeds from exercise of Series J Convertible
Preferred Stock	6,530,000	6,530,000

Net cash provided by financing activities	$6,530,000	$6,530,000

SUNWAY GLOBAL INC.

STATEMENT OF CASH FLOWS (Continued)

	Original	Restated
	Six months ended June 30,
	2008	2008

Net in cash and cash equivalents sourced	$8,313,938	$8,109,313

Effect of foreign currency translation on cash and cash equivalents	867,374	1,530,795

Cash and cash equivalents–beginning of year	5,820,100	5,820,100

Cash and cash equivalents–end of year	$15,001,412	$15,460,208

Supplementary cash flow information:
Interest paid	$34,739	$36,869
Interest received	-	-
Tax paid	672,462	672,462

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

Overview

As a result of the reverse merger, financing and related transactions described in our current report on Form 8-K/A filed with the SEC on June 27, 2007, the Company ceased to be a shell company and became a holding company for entities that, through contractual relationships, control the business of Sunway, a company organized under the laws of the PRC that designs, manufactures and sells logistic transport systems and medicine dispensing systems and equipment that are principally used by hospitals and other medical facilities in the PRC. Because Sunway’s operations are the only significant operations of the Company and its affiliates, this discussion and analysis focuses on the business results of Sunway, comparing its results in the three and six months ended June 30, 2008 to the three and six months ended June 30, 2007. We began selling our new core product—a medicine dispensation and packaging system also designed for use in hospitals and pharmacies—in the first quarter of 2008.

Three-month periods ended June 30, 2008 and June 30, 2007

Results of Operations

In the three months ended June 30, 2008, the company’s net revenue and gross profit rose substantially as compared with the same period in the same period of 2007, operating expenses also increased during these periods, bring on company net income rose substantially increased. These increases are due in large part to increased sales of Sunway’s pneumatic tube transport systems. Cost of sales only slightly increased during these periods. The slightly increase in cost of sales is due to increased product volume brought drop to the fixed costs. The increase in operating expense is primarily due to an increase in amortization of intangible assets.

The following table summarizes the results of our operations during the three months ended June 30, 2008 and 2007, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the three months ended June 30, 2008 and 2007.

	Three Months Ended June 30,
	2008	2007	Change	Change rate
Net Revenues	$4,499,670	$3,195,695	$1,303,975	40.80%
Cost of net revenues	$1,236,310	$1,055,774	$180,536	17.10%

Gross Profit	$3,263,360	$2,139,921	$1,123,439	52.50%
Gross Margin	72.52%	$66.96%		5.56%

Operating Income	$2,548,909	$1,760,262	$788,647	44.80%
Net Income	$2,185,287	$1,495,917	$689,370	46.08%

Net profit margin	48.57%	46.81%		1.76%

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

Income from Operations

Income from operations increased 44.80% to $2,548,909 for the three months ended June 30, 2008, as compared with $1,760,262 for the three months ended June 30, 2007. The increase was primarily a result of the higher revenue by cost reductions during the three months ended June 30, 2008 as compared to the same period of 2007.

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

Operating Expenses

Operating expenses were $714,451 for the three months ended June 30, 2008, an increase of 88.18% as compared to $379,659 for the same period of 2007. The increase was composed by two reasons: (1) selling expenses increased $38,420 or 109.39% to $73,542 in the three months ended June 30, 2008 from $35,122 for the same period of 2007; and (2) general & administration expenses increased $296,372, or 86.02% to $640,909 in the three months ended June 30, 2008 from $344,537 for the same period of 2007. In the three months ended June 30, 2008, we increased salary and benefits of management and increased amortization of intangible assets. Reflecting this change, costs related to salary and benefits increased 65.63% in the three months ended June 30, 2008, compared with the same period of 2007; and amortization of intangible assets increased $357.73% in the three months ended June 30, 2008 compared with the same period of 2007.

The table below presents information about our operating expenses for the periods indicated:

	Three Months Ended June 30,
	2008	2007	change
Selling expenses	$73,542	$35,122	109.39%
General and administrative expenses	$640,909	$344,537	86.02%

Total operating expenses	$714,451	$379,659	88.18%

Net Income

Net income was $2,185,287 for the three months ended June 30, 2008, an increase of 46.08% from $1,495,917 for the same period of 2007. This increase is primarily due to a substantial net revenue increase partially offset by the higher general and administrative expense .

Six-month periods ended June 30, 2008 and June 30, 2007

Results of Operations

In the six months ended June 30, 2008, the company’s net revenue, gross profit, operating income and net income all rose substantially as compared with the same period in the same period of 2007. These increases are due in large part to increased sales of Sunway’s pneumatic tube transport systems and new product ó a medicine dispensation and packaging system. Cost of sales and operating expense also increased during these periods, somewhat outpacing the increase in sales. The increase in cost of sales is due largely to increased sales; the increase in operating expenses is due largely to increased amortization of intangible assets and salary.

The following table summarizes the results of our operations during the six months ended June 30, 2008 and 2007, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the six months ended June 30, 2008 and 2007.

	Six Months Ended June 30,
	2008	2007	Change	Change rate
Net Revenue	$8,090,863	$5,659,211	$2,431,652	42.97%
Cost of net revenue	$2,376,675	$1,699,615	$677,060	39.84%

Gross Profit	$5,714,188	$3,959,596	$1,754,592	44.31%
Gross Margin	70.63%	$69.97%		0.66%

Operating Income	$4,186,714	$3,245,789	$940,925	28.99%
Net Income	$3,551,121	$2,746,606	$804,515	29.29%

Net profit margin	43.89%	48.53%		-4.64%

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

The following table breaks down application categories as percentage of total sales.

	Six Months Ended June 30,
	2008		2007
	Sales	% of total sales	Sales	% of total sales
PTS	$7,553,581	93.36%	$5,659,211	100.00%
SADP	$537,282	6.64%	$-	-
Total net revenue	$8,090,863	100.00%	$5,659,211	100.00%

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

Income from Operations

Operating income increased 28.99% to $4,186,714 for the six months ended June 30, 2008, as compared with $3,245,789 for the six months ended June 30, 2007. The increase was primarily a result of the higher revenue partially offset by the higher general and administrative reduces during the six months ended June 30, 2008 as compared to the same period of 2007.

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

Operating Expenses

Operating expenses were $1,527,474 for the six months ended June 30, 2008, an increase of 113.99% as compared to $713,807 for the same period of 2007. The increase was primarily caused by two factors: (1) selling expenses increased $49,486, or 101.85% to $98,075 in the six months ended June 30, 2008 from $48,589 for the same period of 2007; and (2) general & administration expenses increased $764,181, or 114.88% to $1,429,399 in the six months ended June 30, 2008 from $665,218 for the same period of 2007. In the six months ended June 30, 2008, we increased salary and benefits of management. Reflecting this change, costs related to salary and benefits increased 72.19% in the six months ended June 30, 2008, compared with the same period of 2007; and amortization of intangible assets increased $336,788, or 400.06% to $420,974 in the six months ended June 30, 2008 from $84,186 as of the same period of 2007; and cost of direct sales offices were increased from nil as of the six months ended June 30, 2007 to $140,458 as of the same period of 2008.

The table below presents information about our operating expenses for the periods indicated:

	Six Months Ended June 30,
	2008	2007	change
Selling expenses	$98,075	$48,589	101.85%
General & Administrative expenses	$1,429,399	$665,218	114.88%

Total operating expenses	$1,527,474	$713,807	113.99%

Net Income

Net income was $3,551,121 for the six months ended June 30, 2008, an increase of 29.29% from $2,746,606 for the same period of 2007. The increase is primarily due to i) substantial net revenue increase; and ii) partially offset by higher operating expenses. Earnings per share was $0.30 and $0.12 on a diluted basis.

Cash and Cash Equivalents

Cash and Cash Equivalents increased to $15,460,208 as of the six months ended June 30, 2008, as compared to $5,820,100 as of the fiscal year ended December 31, 2007. The increase was mainly due to i) net income increase; and ii) the warrants J exercised for approximately $6.53 million on June 5, 2008.

Trade Receivables

Trade Receivables increased 63.91% to $2,499,943 as of the six months ended June 30, 2008, compared with $1,525,201 as of in the fiscal year ended December 31, 2007. This increase in accounts receivable was primarily attributable to a substantial increase in workstation and new product-Automatic Medicine Dispensing and Packing System sales during the six months ended June 30, 2008.

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

Accounts payable

Accounts payable amounted to nil as of the six months ended June 30, 2008, a decrease from $245,917 as of the fiscal year ended December 31, 2007. This decrease is mainly due to cash purchases of raw materials.

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

The table below presents information about our cash flow for the periods indicated:

	Six Months Ended June 30,
	2008	2007	Change
Net cash provided by (used in) operating activities	$2,907,349	$1,575,727	$1,331,622
Net cash provided by (used in) investing activities	$-1,328,036	$-1,442,943	$114,907
Net cash provided by (used in) financing activities	$6,530,000	$5,756,335	$773,665
Effect of foreign currency translation on cash and cash equivalents	$1,530,795	$229,813	$1,300,982
Cash and cash equivalents at beginning of year	$5,820,100	$1,749,048	$4,071,052
Cash and cash equivalents-end of year	$15,460,208	$7,867,980	$7,592,228

Operating Activities

For the six months ended June 30, 2008, net cash provided by operating activities was $2,907,349. This was primarily attributable to our net income of $3,551,121, adjusted by an add-back of non-cash expenses mainly consisting of depreciation and amortization of $796,361 offset by a $1,440,133 decrease in working capital. Specifically, the working capital decrease was primarily due to i) a $851,682 trade receivables increase driven by revenue growth; ii) a $34,545 inventories increase in principally finished goods to support planned expansion and sales growth; iii) a $623,758 increase in advance to suppliers to buy raw materials; and iv) a $197,437 decrease in prepayments, tender deposits, travel advances to shareholders, and advances to employees, consisting primarily of prepayments for raw materials supplies in advance of shipment and working capital of direct sales office; partially offset by a $127,585 increase in accounts payable, tax payable, expected warranty expenses, customers deposits, accrued liabilities and other payables.

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

Financing activities

For the six months ended June 30, 2008, net cash used in financing activities was $6,530,000. This was primarily attributable to the exercise of warrants J.

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

Trade receivables. Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An allowance for doubtful accounts is maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience.  Bad debts are written off as incurred.  During the reporting years, there were no bad debts.

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