Form 10-Q/A
period 2008-09-30
Sunway Global Inc.
filed 2009-03-06
CIK 1096840

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

TABLE OF CONTENTS

EXPLANATORY NOTE:

The Registrant is hereby filing this Form 10-Q/A for the period ended September 30, 2008 to (i) restate consolidated income statements for the nine months ended September 30, 2008 and accompanying notes and text as a result of the incorrect par value of the Series A and B Convertible Preferred Stock and common stock recorded; and (ii) restate consolidated income statements for the three months ended September 30, 2008 as a result of the exclusion of the financial figures of the expenses incurred in the acquisition of Beijing Sunway New-force Medical Treatment Tech Co., Ltd., a wholly-owned subsidiary, and (iii) clarify its principles of consolidation, accounting policies of impairment of long-lived assets, inventories, trade receivables, revenue recognition and expected warranty liabilities and the notes of organization and principal activities, amount due from a director and Series B Convertible Preferred stock and associated warrants.

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

Series B Convertible Preferred
Stock $0.0000001 par value; 400,000
shares authorized; 160,494 and
165,432 shares issued and
outstanding at September 30, 2008
and December 31, 2007 respectively	13	1	1

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

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

	Three months ended September 30,
	2008	2007

Net revenues	$6,025,075	$4,065,642
Cost of net revenues	(1,790,475)	(1,078,360)
Gross profit	$4,234,600	$2,987,282

Selling expenses	(187,978)	(170,812)
General and administrative expenses	(700,544)	(603,635)
Income from operation	$3,346,078	$2,212,835
Gain on disposal of investments	-	1,306,841
Interest expenses	-	(6,170)
Interest income	8,267	24,422
Income before income taxes	$3,354,345	$3,537,928

Income taxes	(484,486)	(527,142)
Net income	$2,869,859	$3,010,786

Net income per share:
-Basic and diluted	$0.16	$0.16
-Diluted	$0.10	$0.16

Weighted average number of common stock
-Basic	18,446,045	19,207,455
-Diluted	27,587,392	19,207,455

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2007 AND NINE MONTHS ENDED SEPTEMBER 30, 2008
(Stated in US Dollars)(Unaudited)

								Accumulated
	Preferred	Preferred	No. of		Additional			other
	Series	Series	shares	Common	paid - in	Statutory	Retained	comprehensive
	A	B	outstanding	stock	capital	reserves	earnings	income	Total

Balance, January 1, 2007	$1	$1	223,658	$1	$4,223,632	$1,124,073	$4,844,680	$843,205	$11,035,593
Reversal of realized gain on investment	-	-	-	-	-	-	-	(423,537)	(423,537)
Net income	-	-	-	-	-	-	6,047,505	-	6,047,505
Appropriation to statutory reserves	-	-	-	-	-	1,003,905	(1,003,905)	-	-
Issuance to Vision re: Debentures	-	-	-	-	199,200	-	-	-	199,200
Issuance of Series B Convertible Preferred Stock	-	-	-	-	11,677,133	-	(6,700,000)	-	4,977,133
Foreign currency translation adjustment	-	-	-	-	-	-	-	760,620	760,620

Balance, December 31, 2007	$1	$1	223,658	$1	$16,099,965	$2,127,978	$3,188,280	$1,180,288	$22,596,514

Balance, January 1, 2008	$1	$1	223,658	$1	$16,099,965	$2,127,978	$3,188,280	$1,180,288	$22,596,514
Conversion of Preferred Series A into Common Stock	(1)	-	13,711,831	-	1	-	-	-	-
Conversion of Preferred Series B into Common Stock	-	-	148,140	-	-	-	-	-	-
Conversion of Warrant Series J into Common Stock	-	-	4,362,416	1	6,529,999	-	-	-	6,530,000
Net income	-	-	-	-	-	-	6,417,223	-	6,417,223
Foreign currency translation adjustment	-	-	-	-	-	-	-	1,647,412	1,647,412

Balance, September 30, 2008	$-	$1	18,446,045	$2	$22,629,965	$2,127,978	$9,605,503	$2,827,700	$37,191,149

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

The Company owned four subsidiaries since its reverse-merger on June 6, 2007. The detailed identities of the consolidating subsidiaries would have been as follows:

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

Intangible assets are stated at cost less accumulated amortization. Amortization is provided over the respective useful lives, using the straight-line method. Estimated useful lives of the intangible assets are as follows:

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

	September 30, 2008	December 31, 2007

Bank of Communications, Branch of Daqing City Economic Zone	$8,451,668	$5,398,866
Daqing City Commercial Bank	4,527,891	72,690
Agricultural Bank of China	1,016,470	-
HSBC	2,286,293	348,362
Cash on hand	7,154	182
	$16,289,476	$5,820,100

(m)	Restricted cash

Restricted cash are pledged deposits in an escrow account for investor relations purpose.

(n)	Revenue recognition

Revenue represents the invoiced value of goods sold recognized upon the delivery of goods to customers. Revenue is recognized when all of the following criteria are met:
- Persuasive evidence of an arrangement exists;
- Delivery has occurred or services have been rendered;
- The seller’s price to the buyer is fixed or determinable; and
- Collection is reasonably assured.

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

For the nine months ended September 30, 2008 and 2007, all of the Group’s sales were generated from the PRC. In addition, all trade receivables as of September 30, 2008 and December 31, 2007 also arose in the PRC.

The maximum amount of loss due to credit risk that the Group would incur if the counter parties to the financial instruments failed to perform is represented the carrying amount of each financial asset in the balance sheet.

Normally the Group does not obtain collateral from customers or debtors.

Details of the customers accounting for 10% or more of the Group’s revenue are as follows:

	For the nine months ended September 30,
	2008	2007
Customer A	$1,550,252	$-
Customer B	1,500,244	-
Customer C	1,390,226	-
Customer D	1,380,225	989,479
Customer G	-	1,003,158
Customer J	-	1,103,474

Details of customers accounting for 10% or more of the Group’s trade receivables are as follows:

	September 30, 2008	December 31, 2007
Customer B	$339,304	$159,005
Customer C	353,640	-
Customer D	315,409	221,510
Customer G	-	235,149
Customer H	-	269,861
Customer J	-	275,851

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

4.	AMOUNT DUE FROM A RELATED COMPANY

Amount due from Rise Elite International Ltd (Rise Elite), a related company where Mr. Liu Bo, the director of the Company is a shareholder. The amount is unsecured, interest free and repayable on demand. The amount is held by Rise Elite for the initial setup expenses.

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

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

10.	PROPERTY, PLANT AND EQUIPMENT, NET (Continued)

Depreciation expense is included in the statement of income as follows:
	For the nine months ended September 30,
	2008	2007

Cost of sales	$577,959	$552,540
General and administrative expenses	10,110	1,455

	$588,069	$553,995

11.	INTANGIBLE ASSETS, NET

The details of intangible assets, net are as follows:
	September 30, 2008	December 31, 2007

Land use rights, at cost	$1,354,131	$1,269,151
Less: accumulated amortization	(84,035)	(58,508)
	$1,270,096	$1,210,643

Technology-based design , at cost	$6,319,747	$5,923,149
Less: accumulated amortization	(808,479)	(200,301)
	$5,511,268	$5,722,848

	$6,781,364	$6,933,491

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

A reconciliation between the income tax computed at the U.S. statutory rate and the Group’s provision for income tax is as follows:

	For the nine months ended September 30,
	2008	2007

U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	(34)%	(34)%
PRC CIT	25%	33%
Tax holiday	(10)%	(18)%
Provision for income taxes	15%	15%

The provision for income taxes consists of the following:

	For the nine months ended September 30,
	2008	2007

Current tax - PRC CIT	$1,132,451	$1,024,633

Deferred tax provision	-	-

Income tax expenses	$1,132,451	$1,024,633

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

Net revenue and cost of revenue by product:

For the nine months ended	Workstation	Workstation	Workstation
September 30, 2008	Type A	Type B	Type C	SADP	Consolidated

Net revenue	$2,880,802	$5,435,885	$4,400,717	$1,357,364	$14,074,768

Cost of net revenue	(751,548)	(1,555,025)	(1,211,795)	(636,498)	(4,154,866)

	$2,129,254	$3,880,860	$3,188,922	$720,866	$9,919,902

For the nine months ended	Workstation	Workstation	Workstation
September 30, 2007	Type A	Type B	Type C	SADP	Consolidated

Net revenue	$3,415,536	$6,309,317	$-	$-	$9,724,853

Cost of net revenue	(977,743)	(1,800,232)	-	-	(2,777,975)

	$2,437,793	$4,509,085	$-	$-	$6,946,878

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

Three-month periods ended September 30, 2008 and September 30, 2007

Results of Operations

In the three months ended September 30, 2008, the company’s net revenue, gross profit and operation income rose substantially as compared with the same period of 2007, but operating expenses increased and gain on disposal decreased to null during these periods, bring on company net income decreased. These decreases are due to gain on disposal of investments. The cost of net revenue increased substantially during these periods. The increase in cost of net revenue is due to increases in raw materials prices and net revenues.

The following table summarizes the results of our operations during the three months ended September 30, 2008 and 2007, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the three months ended September 30, 2008 and 2007.

	Three Months Ended September 30,
	2008	2007	Change	Change rate
Net Revenue	$6,025,075	$4,065,642	$1,959,433	48.19%
Cost of net revenues	$1,790,475	$1,078,360	$712,115	66.04%

Gross Profit	$4,234,600	$2,987,282	$1,247,318	41.75%
Gross Margin	70.28%	$73.48%		-3.20%

Operating Income	$3,346,078	$2,212,835	$1,133,243	51.21%
Net Income	$2,869,859	$3,010,786	$-140,927	-4.68%

Net profit margin	47.63%	74.05%		-26.42%

Net revenues

Net revenue for the three months ended September 30, 2008, which resulted entirely from sales of PTS and SADP, was $6,025,075, an increase of 48.19% as compared with the sales of $4,065,642 for the three months ended September 30, 2007. In the three months ended September 30, 2008, we sold 1015 workstations, an increase of 15.08% as compared with 882 workstations sold in the three months ended September 30, 2007. During the same period ended September 30, 2008, we also sold three units of SADP. The increase was primarily a result of more effective sales and marketing efforts.

The following table breaks down application categories as percentage of total net revenue.

	Three Months Ended September 30,
	2008		2007
	Sales	% of total sales	Sales	% of total sales
PTS	$5,193,310	86.19%	$4,065,642	100.00%
SADP	$831,765	13.81%	-	-

Total net revenue	$6,025,075	100.00%	$4,065,642	100.00%

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

Income from Operations

Operating income increased 51.21% to $3,346,078 for the three months ended September 30, 2008, as compared with $2,212,835 for the three months ended September 30, 2007. The increase was primarily net revenues rise and operations expenses slight drop.

Cost of Net revenues

Cost of net revenue increased to $1,790,475 for the three months ended September 30, 2008, representing 66.04% increase as compared with $1,078,360 for the same period of 2007. The increase is primarily due to revenues increased and raw materials price rise.

The table below presents information about our cost of sales for the periods indicated:

	Three Months Ended September 30,
	2008	2007	Change
Cost of net revenue	$1,790,475	$1,078,360	66.04%

Operating Expenses

Operating expenses were $888,522 for the three months ended September 30, 2008, an increase of 14.73% as compared to $774,447 for the same period of 2007. The increase was composed of two reasons: i) selling expenses increased $17,166, or 10.05% to $187,978 in the three months ended September 30, 2008 from $170,812 for the same period of 2007; and ii) general and administration expenses increased $96,909, or 16.05% to $700,544 in the three months ended September 30, 2008 from $603,635 for the same period of 2007. In the three months ended September 30, 2008, we increased direct sales offices expenses and amortization of intangible assets. Changes in costs related to direct sales offices expenses were $78,827 for the three months ended September 30, 2008, as compared to nil for the same period of 2007; and amortization of intangible assets increased 3,776.15% in the three months ended September 30, 2008 compared with the same period of 2007.

The table below presents information about our operating expenses for the periods indicated:

	Three Months Ended September 30,
	2008	2007	Change
Selling expenses	$187,978	$170,812	10.05%
General and administrative expenses	$700,544	$603,635	16.05%

Total operating expenses	$888,522	$774,447	14.73%

Net Income

Net income was $2,869,859 for the three months ended September 30, 2008, a decrease of 4.68% from $3,010,786 for the same period of 2007. This decrease is primarily due to gain on disposal, which decreased to nil in the three months ended September 30, 2008 compared with the same period of 2007.

Nine-month period ended September 30, 2008 and September 30, 2007

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

	Nine months Ended September 30,
	2008	2007	Change	Change rate
Net Revenue	$14,074,768	$9,724,853	$4,349,915	44.73%
Cost of net revenue	$4,154,866	$2,777,975	$1,376,891	49.56%

Gross Profit	$9,919,902	$6,946,878	$2,973,024	42.80%
Gross Margin	70.48%	$71.43%		-0.95%

Operating Income	$7,504,976	$5,458,625	$2,046,351	37.49%
Net Income	$6,417,223	$5,757,393	$659,830	11.46%

Net profit margin	45.59%	59.20%		-13.61%

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

The following table breaks down application categories as percentage of total sales.

	Nine months Ended September 30,
	2008		2007
	Sales	% of total sales	Sales	% of total sales
PTS	$12,717,404	90.36%	$9,724,853	100.00%
SADP	$1,357,364	9.64%	-	-

Total net revenues	$14,074,768	100.00%	$9,724,853	100.00%

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

Cost of Net revenue

Cost of net revenue increased to $4,154,866 for the nine months ended September 30, 2008, representing 49.56% increase as compared with $2,777,975 for the same period of 2007. The increase is due to increases in sales and raw material prices.

The table below presents information about our cost of sales for the periods indicated:

	Nine months Ended September 30,
	2008	2007	Change
Cost of net revenue	$4,154,866	$2,777,975	49.56%

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

Trade Receivables

Trade receivables increased 99.33% to $3,040,200 as of the nine months ended September 30, 2008, compared with $1,525,201 as of the fiscal year ended December 31, 2007. This increase in trade receivables was primarily attributable to a substantial increase in workstation and SADP systems, which began to be sold during the nine months ended September 30, 2008.

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

The table below presents information about our inventory for the periods indicated:

Item	September 30, 2008	December 31, 2007	Change

Raw material	$397,076	$605,928	-34.47%
Finished goods	$566,997	$161,005	252.16%

Total	$964,073	$766,933	25.70%

Trade payables

Trade payables amounted to $61,574 as of the nine months ended September 30, 2008, a decrease from $245,917 as of the fiscal year ended December 31, 2007. This decrease is mainly due to cash purchases of raw materials.

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

Operating Activities

For the nine months ended September 30, 2008, net cash provided by operating activities was $5,675,935. This was primarily attributable to our net income of $6,417,223, adjusted by an add-back of non-cash expenses mainly consisting of depreciation and amortization of $1,226,183 offset by a $1,967,471 decrease in working capital. Specifically, the working capital decrease was primarily due to i) a $1,383,854 trade receivables increase driven by revenue growth; ii) a $142,793 inventories increase, principally finished goods, to support planned expansion and sales growth; iii) a $747,483 increase in advance to suppliers to buy raw materials and software systems ; iv) a $62,756 increase in tender deposits by tender for client deposits; v)a $180,624 decrease in prepayments , travel advances to directors and advances to employees, consisting primarily of prepayments for raw materials supplies in advance of shipment and working capital of direct sales office; partially offset by a $188,791 increase in trade payables, tax payable, accrued liabilities and other payables.

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

Trade receivable. Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An allowance for doubtful accounts is maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience.  Bad debts are written off as incurred.  During the reporting years, the Company incurred no bad debts.

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

SUNWAY GLOBAL INC.

Dated: March 6, 2009	By:	/s/ Liu Bo
Name: Liu Bo
Title: Chief Executive Officer

Dated: March 6, 2009	By:	/s/ Samuel Sheng
Name: Samuel Sheng
Title: Chief Financial Officer