Form 10-K
period 2008-12-31
Sunway Global Inc.
filed 2009-03-30
CIK 1096840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Fiscal Year Ended December 31, 2008

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

Note – If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates as of March 24, 2009 was approximately $1,742,906 based upon the closing price of the common stock of $3.50 as quoted by Nasdaq OTC Bulletin Board on June 30, 2008.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☐ No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

 Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of March 24, 2009, there were 18,499,736 issued and outstanding shares of the issuer’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal years ended December 24, 1980).

FORWARD LOOKING STATEMENTS

In this annual report, references to “Sunway Global,” “Sunway,” “SUWG,” “the Company,” “we,” “us,” and “our” refer to Sunway Global Inc.

This Annual Report on Form 10-K (including the section regarding Management's Discussion and Analysis or Plan of Operation) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-K. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our Management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading "Risks Related to Our Business" below, as well as those discussed elsewhere in this Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the Securities and Exchange Commission ("SEC"). We make available on our website under "Investor Relations/SEC Filings," free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. Our website address is www.sunwaytech.com.cn/.   You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

PART I

ITEM 1.                      BUSINESS.

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

Our customers are primarily hospitals and medical appliance companies in the People’s Republic of China (the “PRC”). As the market for pneumatic transport systems (“PTS”) and medicine dispensing system (“SADP”) are still an emerging market, official data about the industry in general and competition in particular have not been readily available. Based on information we have collected from bids, the internet and other market intelligence, it is our estimate that among the hospitals that have adopted pneumatic transport systems and medicine dispensing system in China, we were the supplier to the largest number of hospitals in 2005, 2006, 2007 and 2008. In 2005, we sold 1,105 units PTS to 43 hospitals and medical facilities and recognized revenue of $5,047,365. In 2006, we sold 1,930 units PTS to 65 hospitals and medical facilities and recognized revenue of $8,914,139. In 2007, we sold 2,575 units PTS to 87 hospitals and medical facilities and recognized revenue of $11,865,138. In 2008, we sold 3,669 units PTS and 5 units SADP to 96 hospitals. We sell our products both directly, through our sales employees and direct sales office and indirectly, through thirteen independent sales agents and four direct sales office. Our sales network covers Beijing, Shanghai, Guangzhou Chengdu, Xian and 13 other provinces in the PRC.

We generate our revenues from sales in five product categories: Type A workstations, Type B workstations, Type C workstations, SADP and spare part. The PTS have the same function and price but with different product designs. Having three types of workstations enables us to provide more options and flexibility to our customers to accommodate their aesthetic taste, space restrictions and other requirements.

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

On June 6, 2007, the Company acquired World Through Limited, a British Virgin Islands Corporation (“WTL”) through a share exchange transaction with WTL and Rise Elite International Limited (“Rise Elite”), a company incorporated under the laws of the British Virgin Islands and the owner of 100% of the outstanding voting stock of WTL. WTL owns all of the stock of Sunway World Through Technology (Daqing) Co., Ltd. (“SWT”), a wholly foreign-owned enterprise (“WFOE”) organized under the laws of the PRC. SWT has a series of contracts with the Company’s operating company, Daqing Sunway Technology Co., Ltd. (“Daqing Sunway”), a company organized under the laws of the PRC, which gives it control over Daqing Sunway’s business, personnel and finances as if it were a wholly owned subsidiary of SWT. The transaction was structured in this way because PRC regulations require that Daqing Sunway be acquired for cash and the natural person in control of WTL was unable to raise sufficient funds to pay the full value for Daqing Sunway’s shares of assets in cash prior to the acquisition.

On March 16, 2008, SWT acquired Beijing Sunway New-force Medical Treatment Tech Co., Ltd. (“Beijing Sunway”) as its wholly-owned subsidiary.  Beijing Sunway was incorporated in Beijing, PRC on May 24, 2007.  The current structure of the Company and its subsidiaries is set forth below:

Sunway Global Inc. (a Nevada company)

World Through Ltd. (a BVI company)

Sunway World Through Technology Co. Ltd. (a PRC company)

Daqing Sunway Technology Co. Ltd.* (a PRC company)	Beijing Sunway New Force Medical Treatment Tech Co., Ltd. (a PRC company)
*deemed a variable interest entity

The Company, through its subsidiaries and Daqing Sunway, is now in the business of designing, manufacturing and selling logistic transport systems and medicine dispensing systems and equipment.

As contemplated by the reverse merger and approved by a majority of shareholders on June 28, 2007, the Company effected a 86.3035-for-one reverse split that took effect on February 7, 2008.

Also on February 7, 2008, the Company changed its name from National Realty and Mortgage, Inc. to Sunway Global Inc.

Description of Our Products and Services

Medical Transport Systems

The Company’s principal product has been the SUNTRANS-160 pneumatic tube transport system (“PTS”) used in hospitals and medical facilities. Pneumatic tube material transport systems are used in over 140 countries throughout the world with many of the systems used in hospitals and medical facilities. Our annual PTS sales in 2004, 2005, 2006, 2007 and 2008 were 785, 1,105, 1,930, 2,575 and 3,669 units (each unit consists of one workstation in a PTS), respectively. The average price of our PTS is approximately $150,810 (consisting of 30 workstations on average).

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

Our PTS has three types: Type A Workstations, Type B Workstations and Type C Workstations. The three types of workstations are priced the same with similar functions. The differences between the three types lie in the mechanism of sending and receiving items as well as size and method of installation. Having three types of workstations enables us to provide more options and flexibility to our customers to accommodate their aesthetic taste, space restrictions and other requirements.

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

Manufacture and Quality Control

We manufacture the main components of our products, such as tube diverters and pneumatic direction diverters, in our own facility. We outsource the manufacturing of certain other parts such as workstations. We assemble all the components and parts into finished products. In choosing our suppliers, we focus on the quality of raw material supplied. We conduct our manufacturing procedures and quality testing based on ISO 9000 or CE Quality Standard and ISO Environmental Standards. We have received ISO 9000 certification since August 2004.

We usually provide a standard 12-month product warranty to our customers. During the warranty period, we replace defective products for our customers without charge.

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

Sales and Marketing

We sell our products directly through our sales employees and direct sales offices or indirectly through independent sales agents. As of the date of this report, we have thirteen independent sales agents and four direct sales office covering Beijing, Shanghai, Guangzhou, Chengdu, Xi’an and 13 other provinces, and 16 sales employees. Our sales agents purchase products from us and resell them at higher prices.

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

Customers

Our customers are primarily hospitals and medical appliance companies. The following table presents, for the periods indicated, our largest customers by revenue:

	Percentage of Sales
	Fiscal year ended December 31,
Customers	2008	2007

Customer A	-%	11.13%
Customer B	-%	10.89%
Customer D	9.65%	-
Customer E	10.46%	-
Customer F	9.63%	-
Customer G	10.46%	-
Customer F	11.53%	-
Total	51.73%	22.02%

The payment terms of our standard sales agreement generally require a cash payment of 30% of the total purchase price within 5 days of the signing of the agreement, a cash payment of 30% of the total purchase price upon receipt of the products if there is no exterior damage to the products, and a cash payment of 40% of the total purchase price upon installation, completion of testing, and acceptance of the products. The purchase price generally does not contain shipping expenses. If a shipment is delayed in breach of a sales agreement, we are required to pay 1.0% of the total purchase price for each day delayed up to 10% of the total purchase price.

Technology and Research and Development

We have developed and own the intellectual property used in our products. Currently we hold thirteen PRC patents for our medical transport systems. In September 1999, Daqing Sunway was designated as a New-and-High-Technology Enterprise in Heilongjiang Province by the Science and Technology Commission of Heilongjiang Province.

We have 12 full-time employees engaged in research and development (“R&D”) efforts. Our R&D personnel specialize in the fields of software development, electronic engineering, machinery design and manufacture, electronic information technology, communication technology and application, automatic control technology and optoelectronic technology. Most of our R&D personnel have more than 5 years experience in their fields of specialty. We also outsource certain software development projects to third party software developers.

Currently, we are conducting R&D on products for use in banks, industrial companies and commercial use office buildings.

For the fiscal years ended December 31, 2008 and 2007, respectively, we expended approximately $36,138 and $175,567 on R&D activities.

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

As the market for pneumatic transport systems is still an emerging market in the PRC, official data about the industry in general, and competition in particular, have not been readily available. Based on the information we collected from competitive bids, the internet and other market intelligence, it is our estimate that among suppliers of pneumatic transport systems in the PRC, we were the supplier to the largest number of hospitals in the fiscal years ended December 31, 2007 and 2008.

The following table sets forth our estimates, based on information we have collected from bids, the internet and other market intelligence, of the relative number of hospitals and medical facilities in the PRC supplied with pneumatic transport systems by us and our major competitors in 2007 and 2008:

		Time of PRC	Percentage of PRC Hospitals Adopting PTS
Name	Brand	Market Entry	2008	2007
Daqing Sunway Technology Co. Ltd.	Suntrans	2002	48%	48.5%
Company A	Brand A	1999	4%	3.5%
Company B	Brand B	1998	20%	20%
Company C	Brand C	1996	15%	15%
Company D	Brand D	2001	7%	7%
Company E	Brand E	1999	6%	6%

Medicine Dispensing Systems

We introduced our medicine dispensing systems to the market in May 2007. Currently, we face competition from Japanese manufacturers, Yuyama Manufacturing Co., Tosho Co., Inc. and Sany Co., Ltd., and a South Korean company, JV Medi Co., Ltd., whose products are imported into the PRC and sold through distributors. Since the introduction of our medical dispensing system to the market in January 2008, we have received orders to purchase eight units. We have sold and delivered five units - in 2008.

 .
Competitive Advantages

We believe that we have the following competitive advantages over our competitors:

Cost: We have cost advantages because we source our supplies domestically and our products are manufactured domestically using technologies developed by us. Our major competitors are domestic distributors of imported products that cost more in both materials and labor and, additionally, are subject to customs duties. As a result, our PTS is generally priced lower than our competitors’ products - our PTS is priced at approximately $150,810 per unit while our cost of sales is approximately $41,422 per unit, representing a gross margin of approximately 72.53%. We estimate that similar products of our competitors are priced at approximately $210,000 per unit. Our medicine dispensing system, which we launched in 2008, is priced at $272,902 per unit while our cost of sales is approximately $107,128, representing a gross margin of approximately 60.74%. We estimate that our competitors’ prices range from $315,900 to $402,170.

Large Existing Customer Base and Customer Loyalty: As of the end of 2008, we estimate, based on information we have collected through competitive bids, internet research and other market sources, that we had an approximate 50% share in hospitals and medical facilities using pneumatic tube systems in the PRC market based on the number of hospitals and medical facilities that have adopted pneumatic tube transport systems in China, as compared to an approximate 20% for our largest competitor, Swisslog. Our large existing customer base, which includes approximately 268 hospitals as our end users, provides us an advantage in the marketing and sales of additional products and services, both because existing customers are an important source of new orders, and because we are frequently referred to new customers by our existing customers due to our cost advantage, localized technology and excellent service.

Localized and Customized Technology: We are the only provider of PTS with localized interfaces in Chinese language specifically designed based on the needs of PRC customers. Daqing Sunway’s PTS is therefore more user friendly for Chinese speaking customers. Our competitors’ products are based on English language interfaces. As the general population in the PRC is not proficient in English, purchasers of our competitors’ products are required to employ highly educated and specially trained English speaking personnel to operate their systems, which represent an additional expense adding to their already higher prices. In addition, as the technologies used in our systems are developed by us, we have the capacity and flexibility to easily and quickly adapt our products to specific customer requirements and changing market trends.

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

Intellectual Property

Patents

Our products use patented technologies developed by us. Currently, we hold thirteen PRC patents used in our products. The following is a list of the patents we hold:

No.	Certificate No.	Issuer	Name of the Patent	Registered No.	Application Date	Valid Term
1	523933	State Intellectual Property Office (SIPO)	Pneumatic tube material transport facility	ZL 01 2 71975 7	12/02/2001	10

2	532336	SIPO	Tube air flow direction converter	ZL 02 2 09902 6	1/22/2002	10

3	534389	SIPO	One type of tube direction converter	ZL 02 2 09901 8	1/22/2002	10

4	556112	SIPO	Pneumatic tube material transport sending and receiving box	ZL 02 2 73509 7	5/23/2002	10

5	275295	SIPO	Pneumatic tube material transport sending and receiving box (exterior design)	ZL 02 3 52960 1	5/23/2002	10

6	567890	SIPO	Pneumatic tube material transport air sender	ZL 02 2 73510 0	5/23/2002	10

7	655292	SIPO	Pneumatic tube material transport sending and receiving box of parallel changing mode	ZL 03 2 60602 8	9/24/2003	10

8	719650	SIPO	Self motivating rail car for material transport system	ZL 2004 2 0070058 5	7/28/2004	10

9	719482	SIPO	Car rail of material transport system	ZL 2004 2 0070057 0	7/08/2004	10

10	732675	SIPO	Pneumatic tube material transport sending and receiving box of parallel changing mode	ZL 2004 2 0063538 9	10/11/2004	10

11	743362	SIPO	Material flow tube router	ZL 2004 2 0063537 4	10/11/2004	10

12	738892	SIPO	One type of tube air flow direction converter	ZL 2004 2 0063535 5	10/11/2004	10

13	739042	SIPO	One type of tube direction converter	ZL 2004 2 0063536 X	10/11/2004	10

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

Registered software

We own the following software used in our products:

No.	Certificate No	Software	Issued by	Issuance date	Term (year)
1	HEI DGY-2003 0005	Daqing Sunway material transport control software V 1.0 (Daqing Sunway material transport imbedded software)	Heilongjiang Software Industry Association	4/16/2008	5

Trademarks

We have two trademarks registered with the Trademark Office of the State Administration for Industry and Commerce in PRC as follows:

No.	Trademark number	Issuer	Classification	Term
1	1102674	State Trademark Bureau	10	Sep.14,2007 — Sep.13, 2017
2	3205734	State Trademark Bureau	10	Dec.14 , 2003 — Dec.13, 2013

Under the PRC Trademark Law, which was adopted in 1982, and revised in 2001, registered trademarks are granted a term of ten years protection, renewable for further terms. Each renewal is limited to ten years term and the registrant must continue to use the trademark and apply for a renewal within six months prior to the expiration of the current term.

Other Intellectual Property Rights Protections in the PRC

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

Daqing Sunway maintains social insurance for their staff and employees in accordance with relevant compulsory requirements under the PRC laws and has compulsory insurance and fixed-sum insurance for cars and other vehicles.

Employees

Presently we have 228 full-time employees and contractors, out of which 35 are management and accounting personnel, 12 are R&D personnel, 16 are marketing and sales personnel and 165 manufacturing personnel.

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

ITEM 1A.                      RISK FACTORS.

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

Our future success depends heavily upon the continuing services of the members of our senior management team, in particular our President and Chief Executive Officer, Mr. Liu Bo; our Chief Financial Officer, Mr. Samuel Sheng; and our Chief Operating Officer and Secretary, Mr. Sun Weishan. If one or more of our senior executives or other key personnel are unable or unwilling to continue in their present positions, we may not be able to replace them easily or at all, and our business may be disrupted and our financial condition and results of operations may be materially and adversely affected. Competition for senior management and senior technology personnel is intense, the pool of qualified candidates is very limited, and we may not be able to retain the services of our senior executives or senior technology personnel, or attract and retain high-quality senior executives or senior technology personnel in the future. Such failure could materially and adversely affect our future growth and financial condition.

We do not presently maintain product liability insurance, and our property equipment insurance does not cover their full value, which leaves us with exposure in the event of loss or damage to our properties or claims filed against us.

We currently do not carry any product liability or other similar insurance. While product liability lawsuits in the PRC are rare and we have never experienced significant failures of our products, we cannot assure you that we would not face liability in the event of the failure of any of our products. We do not carry any property insurance to cover our real property or manufacturing equipment, nor do we have other insurance such as business liability or disruption insurance coverage for our operations in the PRC.

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

We are a holding company incorporated in the State of Nevada and do not have any assets or conduct any business operations other than our investments in our subsidiaries. As a result of our holding company structure, we rely primarily on dividends payments from our subsidiary in China. However, PRC regulations currently permit payment of dividends only out of accumulated profits, as determined in accordance with PRC accounting standards and regulations. Our subsidiary and affiliated entity in China are also required to set aside a portion of their after-tax profits according to PRC accounting standards and regulations to fund certain reserve funds. The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of China. We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency. See “Governmental control of currency conversion may affect the value of your investment .” Furthermore, if our subsidiary or affiliated entity in China incurs debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments. If we are unable to receive all of the revenues from our operations through contractual or dividend arrangements, we may be unable to pay dividends on our common stock even if we wish to pay dividends.

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

Our officers, directors and affiliates beneficially own approximately 53% of our Common Stock. Liu Bo, our Chairman and Chief Executive Officer, beneficially owns approximately 48% of our Common Stock, and Liang Deli, a Director of the Company, beneficially owns approximately 5% of our Common Stock. As a result, Mr. Liu and Mr. Liang are able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporation transactions including business combinations. Yet Mr. Liu and Mr. Liang’s interests may differ from other stockholders.

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

Our Common Stock is subject to “Penny Stock” Rules of the Securities and Exchange Commission, which makes transactions in our stock more difficult.

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

ITEM 1B.                      UNRESOLVED STAFF COMMENTS.

Not Applicable.

Available Information

Our electronic filings with the United States Securities and Exchange Commission (including our Annual Reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to these reports) are available free of charge on the Securities and Exchange Commission’s website at http://www.sec.gov.

ITEM 2.                      PROPERTIES.

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

Lease

Pursuant to a lease agreement, the Company is leasing from Daqing Chuangye Square Co., Ltd. a building with a total of 2,342.87 square meters for use in its operation for a term of three years starting from May 18, 2008 with an annual rent of approximately $28,825.

        Pursuant to a lease agreement, Beijing Sunway is leasing from Beijing Jiahai Property Management Co., Ltd. a building with a total of 409.96 square meters for use in its operation for a term of three years starting from August 29, 2007 with an annual rent of approximately $86,507.

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

Effective on November 30, 2005, Daqing Sunway granted a lien on the land use right and property located at the West Wing of Building No. 15 to Daqing Industrial and Commercial Mortgage Company for a debt of Sunway in the amount of RMB 3,000,000 owed to it. The lien will expire on November 30, 2009. The property located in the North Section of Longfeng District, West Wing of Building No. 15, 1st Floor, is not currently used in Daqing Sunway’s business.

ITEM 3.                      LEGAL PROCEEDINGS.

To our knowledge, there is no material litigation pending or threatened against us.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

ITEM 5.                      MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company’s common stock is quoted on the OTC Bulletin Board under the symbol “SUWG.OB.”  The following table sets forth, for the calendar periods indicated the range of the high and low last reported bid and ask prices of the Company’s common stock from January 1, 2007 through December 31, 2008, as reported by the OTC Bulletin Board.  The quotations represent inter-dealer prices without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.  The quotations may be rounded for presentation.

Period	High*	Low*
First Quarter 2007	$1.73	$0.69
Second Quarter 2007	$4.23	$0.86
Third Quarter 2007	$2.50	$0.86
Fourth Quarter 2007	$2.50	$0.69
First Quarter 2008	$8.00	$1.51
Second Quarter 2008	$5.00	$1.55
Third Quarter 2008	$4.00	$2.25
Fourth Quarter 2008	$5.00	$2.00

On December 31, 2008, the last price of the Company’s common stock as reported on the OTC Bulletin Board was $5.00* per share.

As of March 24, 2009, the Company had approximately 654 shareholders of record.  Certain of the shares of common stock are held in “street” name and may be held by numerous beneficial owners.

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

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None.

ITEM 6.                      SELECT FINANCIAL DATA.

Not Applicable.

ITEM 7.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes of Sunway Global Inc., appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements.

Sunway Global Inc. primarily functions as a holding company for entities that, through contractual relationships, control the business of Daqing Sunway, a company organized under the laws of the PRC that designs, manufactures and sells logistic transport systems and medicine dispensing systems and equipment that are principally used by hospitals and other medical facilities in the PRC. Because Daqing Sunway’s operations are the only significant operations of the Company and its affiliates, this discussion and analysis focuses on the business results of Daqing Sunway, comparing its results in the fiscal years ended December 31, 2008 and 2007.

Results of Operations

In the fiscal year ended December 31, 2008, the company’s net sales, gross profit, operating income and net income all rose as compared with the same period in the fiscal year ended December 31, 2007. These increases are due in large part to increased sales of Daqing Sunway’s pneumatic tube transport systems and new products sold. Cost of sales and operation expenses also increased during these periods, with selling expenses outpacing the increase in sales. The increase in cost of sales is due largely to increase in sales.

The following table summarizes the results of our operations during the fiscal years ended December 31, 2008 and 2007, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the fiscal years ended December 31, 2007 and 2008.

	Fiscal Year Ended December 31,
	2008	2007	Change	Change rate
Net Revenues	$19,845,882	$11,865,138	$7,980,744	67.26%
Cost of net revenue	$5,634,143	$3,473,411	$2,160,732	62.21%
Gross Profit	$14,211,739	$8,391,727	$5,820,012	69.35%
Gross Margin	71.61%	70.73%		$0.88%
Operating Income	$10,718,662	$5,829,728	$4,888,934	83.86%
Net Income	$9,058,769	$6,047,505	$3,011,264	49.79%
Net profit margin	45.65%	50.97%		(5.32)%

Net revenue

Net revenue for the fiscal year ended December 31, 2008, which resulted primarily from sales of PTS, SADP and spare parts, was $19,845,882, an increase of 67.26% as compared with the net revenue of $11,865,138 in the same period ended December 31, 2007. In the fiscal year ended December 31, 2008, we sold 3,669 workstations and 5 SADP units, representing an increase in workstation sales of 42.49% as compared with 2575 workstations sold in the same period ended on December 31, 2007. This increase was primarily a result of more effective sales and marketing efforts.

The following table presents information about our revenue for the periods indicated:

	Fiscal Year Ended December 31,
	2008	2007	Change
Net revenues	$19,845,882	$11,865,138	67.26%

Gross Profit

Gross profit increased 69.35% to $14,211,739 for the fiscal year ended December 31, 2008, as compared to $8,391,727 for the fiscal year ended December 31, 2007. Our gross profit margin rose 0.88% from 70.73% as of the fiscal year ended December 31, 2007 to 71.61% as of the same period of 2008, mainly due to increased product volume, which brought the fixed costs down, and a 6.67% decrease in direct materials for cost of manufacture the fiscal year ended December 31, 2008, as compared to the same period in 2007.

The table below presents information about our gross profit for the periods indicated:

	Fiscal Year Ended December 31,
	2008		2007
		Gross profit		Gross profit
	US$	margin	US$	margin
Gross Profit	$14,211,739	71.6%	$8,391,727	70.73%

Income from Operations

Operating income increased 83.86% to $10,718,662 for the fiscal year ended December 31, 2008, as compared with $5,829,728 for the fiscal year ended December 31, 2007. Our operating margin rose 4.88%, from 49.13% as of the fiscal year ended December 31, 2007, to 54.01% as of the same period of 2008. The increase was primarily a result of high revenues and low operating expenses.

Cost of Net Revenue

Cost of net revenue increased to $5,634,143 for the fiscal year ended December 31, 2008, representing a 62.21% increase as compared with $3,473,411for the same period of 2007. This increase is due primarily to increases in sales.

The following table presents information about our cost of sales for the periods indicated:

	Fiscal Year Ended December 31,
	2008	2007	Change
Cost of net revenue	$5,634,143	$3,473,411	62.21%

Operating Expenses

Operating expenses were $3,493,077 for the fiscal year ended December 31, 2008, an increase of 36.34% as compared to $2,561,999 for the same period of 2007. This increase was due primarily to caused by two factors: (i) selling expenses increased $190,258, or 81.03% to $425,050 in the fiscal year ended December 31, 2008 from $234,792 for the same period of 2007; and (ii) general & administration expenses increased $740,820, or 31.83% to $3,068,027 in the fiscal year ended December 31, 2008 from $2,327,207 for the same period of 2007. In the fiscal year ended December 31, 2008, we increased salary and benefits to management. Reflecting this change, costs related to salary and benefits increased 30.03% as compared with the same period of 2007, and amortization of intangible assets increased $590,932, or 170.75%, in the fiscal year ended December 31, 2008 from $218,260 as of the same period of 2007.

The following table presents information about our operating expenses for the periods indicated:

	Fiscal Year Ended December 31,
	2008	2007	change
Selling expenses	$425,050	$234,792	$81.03%
General & Administrative Expenses	$3,068,027	$2,327,207	$31.83%
Total operating expenses	$3,493,077	$2,561,999	$36.34%

Net Income

Net income was $9,058,769 for the fiscal year ended December 31, 2008, an increase of 49.79% from $6,047,505 for the same period of 2007. The increase is primarily attributable to the increase in sales of our workstation and new product-SADP. Our net profit margin dropped 5.32% from 50.97% as of the fiscal year ended December 31, 2007 to 45.65% as of the fiscal year ended December 31, 2008. This decrease was primarily attributable nil in gain on disposal of investments in the fiscal year ended December 31, 2008 from $1,346,989 as of the same period of 2007. Earnings per share were $0.60 and $0.31 on a diluted basis.

Cash and Cash Equivalents

Cash and cash equivalents increased to $15,189,941 as of December 31, 2008, as compared to $5,820,100 as of December 31, 2007. This increase was mainly due to i) increased net income, ii) the receipt of $6,580,000 for the exercise of warrants J , and iii) increased investing activities.

Trade Receivables, net

Trade receivables, net increased 93.67% to $2,953,919 as of December 31, 2008, compared with $1,525,201 as of December 31, 2007. This increase in trade receivables was primarily attributable to a substantial increase in workstation sales and the launch of SADP sales during the fiscal year ended December 31, 2008.

Inventory

Inventory consists of raw materials, works in process and finished goods. As of December 31, 2008, the recorded value of our inventory has decreased 22.97% to $590,738 from $766,933 as of December 31, 2007. This decrease is mainly due to: (i) an increase in raw materials of 13.93%, from $161,005 as of December 31, 2007 to $183,435 as of December 31,2008, which was due to increase in sales; ii) an increase in works in process from nil as of December 31, 2007 to $188,855 as of December 31,2008, which was due to an increase in design capacity; and iii) a decrease in finished goods from $605,928 as of December 31, 2007 to $218,448 as of December 31, 2008, a decrease 63.95%, which was due to rapid inventory turnover.

The following table presents information about our inventory for the periods indicated:

	December 31, 2008	December 31, 2007	change
Raw material	$183,435	$161,005	13.93%
Work in process	$188,855	$-	-%
Finished goods	$218,448	$605,928	(63.95	) %
Total inventory	$590,738	$766,933	(22.97	) %

Accounts payable

Accounts payable amounted to $59,912 as of December 31, 2008, a decrease of 75.64% from $245,917 as of December 31, 2007. This decrease is mainly due to increased use of cash to buy raw materials.

Liquidity and Capital Resources

We have historically financed our operations and capital expenditures principally through private placements of debt and equity offerings, and cash provided by operations.

The following table presents information about our cash flow for the periods indicated:

	Fiscal Year Ended December 31,
	2008	2007	Change
Net cash provided by (used in) operating activities	$11,022,248	$4,903,141	$6,119,107
Net cash provided by (used in) investing activities	$(9,428,330)	$(5,689,488)	$(3,738,842)
Net cash provided by (used in) financing activities	$6,580,000	$4,979,412	$1,600,588
Effect of foreign currency translation on cash and cash equivalents	$1,195,923	$(122,013)	$1,317,936
Cash and cash equivalents at beginning of year	$5,820,100	$1,749,048	$4,071,052
Cash and cash equivalents–end of year	$15,189,941	$5,820,100	$9,369,841

Operating Activities

For the fiscal year ended December 31, 2008, net cash provided by operating activities was $11,022,248. This was primarily attributable to our net income of $ 9,058,769, adjusted by an add-back of non-cash expenses mainly consisting of depreciation and amortization of $1,664,921and offset by a $298,558 increase in working capital. Specifically, the working capital increase was primarily due to five reasons: (i) a $1,305,806 trade receivables increase, principally due to sales growth; (ii) a $224,124 inventory decrease, mainly due to the high turnover of finished goods; (iii) a $858,369 decrease in advance to suppliers to purchase raw materials; and (iv) a $305,511 decrease in prepayments, tender deposits, travel advances to directors and advances to employees, consisting primarily of prepayments for raw materials supplies in advance of shipment; partially offset by a $216,360 increase in accounts payable, other payables, tax payable, customer deposits and accrued liabilities.

Investing Activities

For the fiscal year ended December 31, 2008, net cash used in investing activities was $9,428,330. This was primarily attributable to (i) a $1,172,432 capital expenditure to rebuild plant and equipment; (ii) a $7,725,445 capital expenditure in the form of an advance payment for purchase of Liheng Enterprise Company Limited; (iii) a $1,723,593 capital expenditure for the acquisition of computer software; (iv) a $112,683 decrease in restricted cash; and (v) a $1,080,457 decrease in amount due from a director.

Financing Activities

For the fiscal year ended December 31, 2008, net cash provided by financing activities was $6,580,000. This was primarily attributable to the warrants J that were exercised.

As of December 31, 2008, we had cash and cash equivalents of $15,189,941, up $9,369,841 from $5,820,100 at December 31, 2007.

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

Obligations under Material Contracts

We do not have any material contractual obligations as of December 31, 2008.

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

Outstanding accounts balances are reviewed individually for collectability. The Company does not charge any interest income on trade receivables.  Accounts balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. To date, the Company has not charged off any balances as it has yet to exhaust all means of collection.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2008.

ITEM 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SUNWAY GLOBAL INC.

INDEX TO FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firms	F-2

Consolidated Balance Sheets as of December 31, 2008 and December 31, 2007	F-3 – F-4

Consolidated Statements of Operations for the Years Ended December 31, 2008 and December 31, 2007	F-5

Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2008 and December 31, 2007	F-6

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008 and December 31, 2007	F-7 – F-8

Notes to Consolidated Financial Statements	F-9 – F-26

ALBERT WONG & CO.
CERTIFIED PUBLIC ACCOUNTANTS
7th Floor, Nan Dao Commercial Building
359-361 Queen’s Road Central
Hong Kong
Tel : 2851 7954
Fax: 2545 4086

ALBERT WONG
B.Soc., Sc., LL.B., P.C.LL., Barrister-at-law, C.P.A.(Practising).

To: The board of directors and stockholders of
Sunway Global Inc. (the “Company”)

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of Sunway Global Inc. and subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 included in the Company’s Item 9A “Controls and Procedures” in the Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sunway Global Inc. as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Hong Kong, China March 16, 2009	Albert Wong & Co. Certified Public Accountants

SUNWAY GLOBAL INC.

CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

	Notes	2008	2007

ASSETS
Current assets
Cash and cash equivalents		$15,189,941	$5,820,100
Trade receivables, net	6	2,953,919	1,525,201
Inventories	9	590,738	766,933
Advances to suppliers		547,952	1,331,159
Prepayments		-	125,333
Tender deposits		112,735	131,013
Travel advances to shareholders	7	38,733	30,824
Advances to employees	8	429,804	548,364

Total current assets		$19,863,822	$10,278,927
Restricted cash		378,366	491,049
Amount due from a related company	4	830	585,678
Amount due from a director	5	-	1,028,474
Property, plant and equipment, net	10	5,069,871	4,449,619
Intangibles, net	11	6,576,769	6,933,491
Deposit for acquisition of computer software		1,750,751	-
Deposit for acquisition of subsidiary		7,725,445	-

TOTAL ASSETS		$41,365,854	$23,767,238

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable		$59,912	$245,917
Income tax payable		632,893	157,877
Turnover and other taxes		406,839	143,857
Expected warranty liabilities	12	50,396	55,351
Customers deposits		-	208,274
Accrued liabilities		301,461	323,464
Other payables		15,168	35,984

Total current liabilities		$1,466,669	$1,170,724

TOTAL LIABILITIES		$1,466,669	$1,170,724

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.

CONSOLIDATED BALANCE SHEETS (Continued)
AS AT DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

	Notes	2008	2007

STOCKHOLDERS’ EQUITY
Series A Convertible Preferred
Stock $0.0000001 par value; 400,000
shares authorized; Nil and 228,530 shares
issued and outstanding at December 31,
2008 and 2007 respectively		$-	$1

Series B Convertible Preferred
Stock $0.0000001 par value; 400,000
shares authorized; 160,494 and
165,432 shares issued and
outstanding at December 31, 2008
and 2007 respectively	13	1	1

Common stock at $0.0000001 par
value; 100,000,000 shares authorized;
18,499,736 and 223,658 shares issued and
outstanding at December 31, 2008
and 2007 respectively		2	1
Additional paid-in capital		22,679,965	16,099,965
Statutory reserves		2,127,978	2,127,978
Retained earnings		12,247,049	3,188,280
Accumulated other comprehensive income		2,844,190	1,180,288

		$39,899,185	$22,596,514

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY		$41,365,854	$23,767,238

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

		2008	2007

	Notes

Net revenues	17	$19,845,882	$11,865,138
Cost of net revenues	17	(5,634,143)	(3,473,411)

Gross profit		$14,211,739	$8,391,727

Selling expenses		(425,050)	(234,792)
General and administrative expenses		(3,068,027)	(2,327,207)

Income from operation		$10,718,662	$5,829,728
Gain on disposal of investments		-	1,346,989
Interest income		66,935	51,852

Income before income taxes		$10,785,597	$7,228,569

Income taxes	15	(1,726,828)	(1,181,064)

Net income		$9,058,769	$6,047,505

Foreign currency translation		1,663,902	760,620

Reclassification adjustment		-	(423,537)

Comprehensive income		$10,722,671	$6,384,588

Net income per share:
-Basic	14	$0.60	$27.04

-Diluted	14	$0.31	$0.41

Weighted average number of common stock
-Basic	14	15,127,645	223,658

-Diluted	14	28,870,595	14,814,958

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

					Additional			Accumulated
	Preferred	Preferred	No.		paid			other
	Series	Series	shares	Common	in	Statutory	Retained	comprehensive
	A	B	outstanding	stock	capital	reserves	earnings	income	Total

Balance, January 1, 2007	$1	$1	223,658	$1	$4,223,632	$1,124,073	$4,844,680	$843,205	$11,035,593
Reversal of realized gain on investment	-	-	-	-	-	-	-	(423,537)	(423,537)
Net income	-	-	-	-	-	-	6,047,505	-	6,047,505
Appropriation to statutory reserves	-	-	-	-	-	1,003,905	(1,003,905)	-	-
Issuance to Vision re: Debentures	-	-	-	-	199,200	-	-	-	199,200
Issuance of Series B Convertible
Preferred Stock	-	-	-	-	11,677,133	-	(6,700,000)	-	4,977,133
Foreign currency translation adjustment	-	-	-	-	-	-	-	760,620	760,620

Balance, December 31,2007	$1	$1	223,658	$1	$16,099,965	$2,127,978	$3,188,280	$1,180,288	$22,596,514

Balance, January 1, 2008	$1	$1	223,658	$1	$16,099,965	$2,127,978	$3,188,280	$1,180,288	$22,596,514
Conversion of Preferred Series A into Common Stock	(1)	-	13,711,831	-	1	-	-	-	-
Conversion of Preferred Series B into Common Stock	-	-	148,140	-	-	-	-	-	-
Conversion of Warrant Series J into Common Stock	-	-	4,416,107	1	6,579,999	-	-	-	6,580,000
Net income	-	-	-	-	-	-	9,058,769	-	9,058,769
Foreign currency translation adjustment	-	-	-	-	-	-	-	1,663,902	1,663,902

Balance, December 31,2008	$-	$1	18,499,736	$2	$22,679,965	$2,127,978	$12,247,049	$2,844,190	$39,899,185

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

	2008	2007
Cash flows from operating activities
Net income	$9,058,769	$6,047,505
Depreciation	855,729	1,186,203
Amortization	809,192	218,260
Profit on disposal of investments	-	(1,346,989)

Adjustments to reconcile net income
to net cash provided by operating activities:
Trade receivables, net	(1,305,806)	42,054
Inventories	224,124	(349,802)
Advances to suppliers	858,369	(975,910)
Prepayments	131,668	223,112
Tender deposits	26,649	(81,747)
Travel advances to shareholders	(5,750)	(21,764)
Advances to employees	152,944	(470,106)
Accounts payable	(197,352)	178,921
Income tax payable	457,219	(104,819)
Turnover and other taxes	249,400	24,330
Expected warranty liabilities	(8,533)	29,737
Customers deposits	(218,802)	131,064
Accrued liabilities	(42,702)	141,730
Other payables	(22,870)	31,362

Net cash provided by operating activities	$11,022,248	$4,903,141

Cash flows from investing activities
Decrease/(increase) in restricted cash	$112,683	$(491,049)
Sale of short term investments	-	6,073,136
Advances to related company	-	(562,406)
Repayment from/(advances) to a director	1,080,457	(988,757)
Purchase of short term investments	-	(3,413,328)
Purchase of plant and equipment	(1,172,432)	(619,627)
Purchase of intangibles	-	(5,687,457)
Deposit for the acquisition of computer software	(1,723,593)	-
Deposit for the acquisition of subsidiary	(7,725,445)	-

Net cash used in investing activities	$(9,428,330)	$(5,689,488)

Cash flows from financing activities
Proceeds from vision re: Debentures	$-	$199,202
Proceeds from issuance of Series B Convertible
Preference Stock	-	4,977,133
Proceeds from exercise of Series J Convertible
Preferred Stock	6,580,000	-
Bank loan repayments	-	(196,923)

Net cash provided by financing activities	$6,580,000	$4,979,412

SUNWAY GLOBAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

	2008	2007

Net in cash and cash equivalents sourced	$8,173,918	$4,193,065

Effect of foreign currency translation on
cash and cash equivalents	1,195,923	(122,013)

Cash and cash equivalents–beginning of year	5,820,100	1,749,048

Cash and cash equivalents–end of year	$15,189,941	$5,820,100

	2008	2007
Supplementary cash flow information:
Tax paid	$1,269,609	$1,117,678
Interest received	66,935	61,983
Interest paid	-	9,442

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
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
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
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
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
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

Plant and equipment are carried at cost less accumulated depreciation.  Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of the plant and equipment are as follows:

Buildings	20 years
Machinery and equipment	6 years
Molding	10 years
Computer software	3 - 10 years
Office equipment and motor vehicles	6 - 10 years

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
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
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

	2008	2007

Bank of Communications, Branch of Daqing
City Economic Zone	$9,606,188	$5,398,866
Daqing City Commercial Bank	4,536,667	72,690
Agricultural Bank of China	930,332	-
HSBC	109,151	348,362
Cash on hand	7,603	182

	$15,189,941	$5,820,100

(m)	Restricted cash

Restricted cash are pledged deposits in an escrow account for investor relations purpose.

(n)	Revenue recognition

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

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(n)	Revenue recognition (Continued)

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

The Group did not have lease which met the criteria of capital lease. Leases which do not qualify as capital lease are classified as operating lease. Operating lease rental payment included in general and administrative expenses were $86,507 and nil and cost of sales were $28,825 and nil for the years ended December 31, 2008 and 2007 respectively.

(r)	Advertising

The Group expensed all advertising costs as incurred.  Advertising expenses included in selling expenses were $47,453 and $72,835 for the years ended December 31, 2008 and 2007 respectively.

(s)	Shipping and handling

All shipping and handling are expensed as incurred.  Shipping and handling expenses included in selling expenses were $29,217 and $35,577 for the years ended December 31, 2008 and 2007 respectively.

(t)	Research and development

All research and development costs are expensed as incurred. The research and development costs included in general and administrative expenses were $36,138 and $175,567 for the years ended December 31, 2008 and 2007 respectively.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(u)	Retirement benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the statements of income as incurred. The retirement benefit expenses included in general and administrative expenses were $18,485 and $26,970 for the years ended December 31, 2008 and 2007 respectively.

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	2008	2007
Year end RMB : USD exchange rate	6.8542	7.3141
Average yearly RMB : USD exchange rate	6.9622	7.6172

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

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
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

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
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

3.	CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments which potentially expose the Group to concentrations of credit risk, consists of cash and trade receivables as of December 31, 2008 and 2007. The Group performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

As of December 31, 2008 and 2007, the Group’s bank deposits were all placed with banks in the PRC where there is currently no rule or regulation in place for obligatory insurance of bank accounts.

For the years ended December 31, 2008 and 2007, all of the Group’s sales were generated from the PRC. In addition, all trade receivables as of December 31, 2008 and 2007 also arose in the PRC.

The maximum amount of loss due to credit risk that the Group would incur if the counter parties to the financial instruments failed to perform is represented the carrying amount of each financial asset in the balance sheet.

Normally the Group does not obtain collateral from customers or debtors.

Details of the customers accounting for 10% or more of the Group’s revenue are as follows:

	2008	2007

Customer A	$-	$1,323,321
Customer B	-	1,295,752
Customer D	1,915,343	-
Customer E	2,076,212	-
Customer F	1,910,316	-
Customer G	2,076,212	-
Customer H	2,287,352	-

Details of customers accounting for 10% or more of the Group’s trade receivables are as follows:

	2008	2007

Customer A	$-	$275,851
Customer B	-	269,861
Customer C	-	235,149
Customer D	-	221,510
Customer E	325,129	159,005
Customer F	387,263	-
Customer H	396,822	-
Customer I	499,583	-
Customer J	371,218	-

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

4.	AMOUNT DUE FROM A RELATED COMPANY

As at December 31, 2007, the amount was due from Beijing Sunway New-force Medical Treatment Tech Co.,Ltd (Beijing Sunway), a related company where Mr Liang Deli, the director of the Group is a shareholder.   The amount is unsecured, interest free and repayable on demand.  The amount is held by Beijing Sunway for the proposed development of representative offices in Beijing, Hang Zhou, Xian & Shanghai. This arrangement would be a better working capital arrangement.

As at December 31, 2008, the amount was due from Rise Elite International Ltd (Rise Elite), a related company where Mr. Liu Bo, the director of the Company is a shareholder.   The amount is unsecured, interest free and repayable on demand.  The amount was held by Rise Elite for the initial setup expenses.

5.	AMOUNT DUE FROM A DIRECTOR

Amount due from Liu Bo, the director of the company is unsecured, interest free and repayable on demand.  The amount was held for the proposed development of representative offices in Beijing, Hang Zhou, Xian & Shanghai. This arrangement would be a better working capital arrangement.

6.	TRADE RECEIVABLES, NET

	2008	2007

Trade receivables, gross	$2,962,333	$1,533,085
Provision for doubtful debts	(8,414)	(7,884)

	$2,953,919	$1,525,201

All of the above trade receivables are due within one year of aging.

An analysis of the allowance for doubtful accounts for the years ended December 31, 2008 and 2007 is as follows:

	2008	2007

Balance at beginning of year	$7,884	$7,377
Addition of the provision	-	-
Foreign exchange adjustment	530	507

Balance at end of year	$8,414	$7,884

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
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

7.	TRAVEL ADVANCES TO SHAREHOLDERS

Travel advances were made to shareholders. These shareholders are also the management of the company and these advances are used to enable their execution of operational duties such as marketing and sales promotion.  The following table provides the details of the outstanding accounts.
	2008	2007

Bo Liu	$23,495	$4,244
Qichai Zhao	-	700
Deli Liang	15,238	6,568
Weishan Sun	-	19,312

	$38,733	$30,824

8.	ADVANCES TO EMPLOYEES

Advances to employees are advances for purchases and travelling. They are unsecured, interest free and repayable on demand.

9.	INVENTORIES

Inventories comprise the followings:

	2008	2007

Finished goods	$218,448	$161,005
Work in process	188,855	-
Raw materials	183,435	605,928

	$590,738	$766,933

10.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net comprise the followings:

	2008	2007
At cost
Building	$1,447,402	$1,356,392
Machinery and equipment	1,116,941	1,022,960
Moldings	4,155,598	2,992,166
Computer software	2,073,181	1,942,823
Office equipment and motor vehicles	288,736	80,439

	$9,081,858	$7,394,780
Less: accumulated depreciation	(4,011,987)	(2,945,161)

	$5,069,871	$4,449,619

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

10.	PROPERTY, PLANT AND EQUIPMENT, NET (Continued)

      Depreciation expenses are included in the statement of income as follows:

	2008	2007

Cost of sales	$786,844	$598,077
General and administrative expenses	68,885	588,126

	$855,729	$1,186,203

11.	INTANGIBLES

Details of intangibles are as follows:
	2008	2007

Land use rights, at cost	$1,354,308	$1,269,151
Less: accumulated amortization	(91,249)	(58,508)

	$1,263,059	$1,210,643

Technology-based design, at cost	$6,320,577	$5,923,149
Less: accumulated amortization	(1,006,867)	(200,301)

	$5,313,710	$5,722,848

	$6,576,769	$6,933,491

Patent of the Pneumatic Tube System has been registered with the PRC government under Serial No. 264-2004 2005 with a registration fee of $347 (RMB 2,800) which was expensed in 2003.  This amount was immaterial for capitalization.

The Group acquired the rights to use a parcel of land totalling 26,522 square meters, for a consideration of $1,149,788 (RMB 9,282,700), located at Daqing Hi-Tech Industry Development Zone, Daqing, Heilongjiang in the People’s Republic of China 163316 for a term of 46 years from September 16, 2005 to June 13, 2052.  The land has been used to build the Group’s facility.

Amortization expense included in the general and administrative expenses for the years ended 2008 and 2007 were $809,192and $218,260 respectively.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

12.	EXPECTED WARRANTY LIABILITIES

An analysis of the expected warranty liabilities for the years ended December 31, 2008 and 2007 is as follows:

	2008	2007

Balance at beginning of year	$55,351	$22,811
Addition of warranty liabilities	-	55,918
Warranty expense for the year	(8,533)	(23,378)
Foreign currency difference	3,578	-

Balance at end of year	$50,396	$55,351

13.	SERIES B CONVERTIBLE PREFERRED STOCK AND ASSOCIATED WARRANTS

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

On June 6, 2007, we issued to Kuhns Brothers, Inc. and its designees an aggregate of 17,644 shares of Series A Preferred and a Series J warrant to purchase an aggregate of 496,296 shares of common stock of the Company at $1.62 per share in connection with the reverse merger transaction pursuant to the placement agent agreement with the Kuhns Brothers, Inc.

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

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

13.	SERIES B CONVERTIBLE PREFERRED STOCK AND ASSOCIATED WARRANTS (Continued)

The holders of Series B preferred stock shall be entitled to voting rights by applicable law and the right to vote together with the holders of Common and Series A Preferred Stock.

The gross proceeds of the transaction were $6.7 million. The proceeds from the transaction were allocated to the Series B preferred stock, warrants and beneficial conversion feature based on the relative fair value of the securities.  The value of the Preferred Series B was determined by reference to the market price of the common shares into which it converts, and the gross value of the warrants was calculated using the Black –Scholes model with the following assumptions:  expected life of 1 year, volatility of 117% and an interest rate of 4.99%.

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

On February 7, 2008, 12 shareholders of Preferred Series A converted 228,530 shares into 13,711,800 shares of common stock, in which Rise Elite International Limited, Vision Opportunity Master Fund, Ltd and Kuhns Brothers, Inc converted 210,886, 7,990 and 2,647 shares of Preferred Series A into 12,653,160, 479,400 and 158,820 shares of common stock respectively.

On June 18, 2008, Columbia China Capital Group, Inc. converted 4,938 shares of Preferred Series B into 148,140 shares of common stock.

On November 10, 2008, Columbia China Capital Group, Inc. converted the Warrant J, totally 53,691 shares into 53,691 of common stock.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

14.	EARNINGS PER SHARE

The calculation of the basic and diluted earnings per share attributable to the common stock holders is based on the following data:

	2008	2007
Earnings:

Earnings for the purpose of basic earnings per share	$9,058,769	$6,047,505

Effect of dilutive potential common stock	-	-

Earnings for the purpose of dilutive earnings per share	$9,058,769	$6,047,505

Number of shares:

Weighted average number of
common stock for the purpose of basic earnings per share	15,127,645	223,658
Effect of dilutive potential common stock
– conversion of Series A convertible preferred stock	1,386,169	9,628,340
– conversion of Series B convertible preferred stock	4,883,223	4,962,960
– conversion of Warrant Series A	2,349,426	-
– conversion of Warrant Series B	773,773	-
– conversion of Warrant Series J	1,917,519	-
– conversion of Warrant Series C	1,886,496	-
– conversion of Warrant Series D	546,344	-

Weighted average number of common

stock for the purpose of dilutive earnings per share	28,870,595	14,814,958

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

15.	INCOME TAXES

The Company, being registered in the State of Nevada and which conducts all of its business through its subsidiaries incorporated in PRC, is not subject to any income tax. The subsidiaries are SWT, Sunway and Beijing Sunway (see note 1).

SWT, Sunway and Beijing Sunway, being registered in the PRC, are subject to PRC’s Corporate Income Tax (“CIT”). Under applicable income tax laws and regulations, an enterprise located in PRC, including the district where our operations are located, is subject to a 25% and 33% respectively for the years ended December 31, 2008 and 2007.

However, Sunway is a high technology company, and in accordance with the relevant regulations regarding the favorable tax treatment for high technology companies, Sunway is entitled to a reduced tax rate of 15% as long as Sunway located and registered in the high and advance technology development zone.

The Group uses the asset and liability method, where deferred tax assets and liabilities are determined based in the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. There are no material temporary differences and therefore no deferred tax asset or liabilities as at December 31, 2008 and 2007.

A reconciliation between the income tax computed at the U.S. statutory rate and the Group’s provision for income tax is as follows:

	2008	2007

U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	(34)%	(34)%
PRC CIT	25%	33%
Tax holiday	(10)%	(18)%

Provision for income taxes	15%	15%

The provision for income taxes consists of the following:

	2008	2007

Current tax - PRC CIT	$1,726,828	$1,181,064

Deferred tax provision	-	-

Income tax expenses	$1,726,828	$1,181,064

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

16.	COMMITMENTS AND CONTINGENCIES

The Group has entered into a tenancy agreement for factory expiring through 2008. Total rental expenses for the year ended December 31, 2008 and 2007 amounted to $115,332 and $14,016 respectively.

As at December 31, 2008, the Group’s commitments for minimum lease payments under these leases for the next one year are as follows:

December 31,
2009	$70,922
2010 and thereafter	-

$70,922

17.	SEGMENT INFORMATION

The Group currently is engaged in the manufacturing and selling of logistic transport systems and operating in one segment. The Group has contracted with customers with five types of product altogether, workstation type A, workstation type B, workstation type C and Sunway Automatic Dispensing and Packing (“SADP”) and others .  Workstation types A, B and C are of the same function but with different product design.

Net revenues and cost of revenues by product:

2008	Workstation	Workstation	Workstation
	Type A	Type B	Type C	SADP	Others	Consolidated

Net revenues	$3,634,627	$7,596,018	$7,213,955	$1,364,511	$36,771	$19,845,882
Cost of net revenues	(849,366)	(1,800,162)	(2,416,392)	(535,640)	(32,583)	(5,634,143)

	$2,785,261	$5,795,856	$4,797,563	$828,871	$4,188	$14,211,739

2007	Workstation	Workstation	Workstation
	Type A	Type B	Type C	SADP	Others	Consolidated

Net revenues	$4,221,531	$7,643,607	$-	$-	$-	$11,865,138
Cost of net revenues	(1,229,000)	(2,244,411)	-	-	-	(3,473,411)

	$2,992,531	$5,399,196	$-	$-	$-	$8,391,727

The Group’s operations are located in the PRC.  All revenues are derived from customers in the PRC.  All of the Group’s assets are located in the PRC.  Sales of workstations are carried out in the PRC.  Accordingly, no analysis of the Group's sales and assets by geographical market is presented.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

18.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

19.	SUBSEQUENT EVENT

On August 31, 2008, the Group entered an agreement with a third party, Liheng Enterprise Company Limited, to acquire its 100% of the share capital, for a cash consideration of approximately $7.29 million (RMB$50,000,000). The whole amount of $ 7,725,445 was paid and classified as “Deposit for the acquisition of subsidiary” as at December 31, 2008. The transaction was planned to have closed on December 1, 2008, but due to PRC authority processing delays, was completed on January 16, 2009.

Details of net assets acquired and goodwill are as follows:

Purchase consideration	$7,725,445

Less: Fair value of net assets acquired (see below)	(2,894,059)

Goodwill	$4,831,386

The assets and liabilities arising from the acquisition, provisionally determined, are as follows:

Fair value
Cash and cash equivalents	$73,193
Property, plant and equipment	955,208
Land use right	1,133,323
Other receivables	1,127,949
Turnover and other taxes	28,477
Other payables	(424,091)

Net assets acquired	$2,894,059

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND   FINANCIAL DISCLOSURE.

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

The Company has provided SWC with a copy of its disclosures on Form 8-K/A dated as of February 20, 2008 prior to the filing of these disclosures and has requested that SWC furnish a letter addressed to the Securities and Exchange Commission stating whether or not SWC agrees with the statements made herein above and, if not, stating in which respects SWC does not agree. The Company will file an amendment to the Form 8-K/A as an exhibit a copy of the requested letter from SWC upon receipt.

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

ITEM 9A.                      CONTROLS AND PROCEDURES.

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

During the course of internal evaluation, our accounting staff found misstatements in our previously reported financial statements for the fiscal year ended December 31, 2007 that required correction, relating to the improper use of exchange rates for shareholders’ equity items, which resulted in an overstatement of Series A Convertible Preferred Stock by $18, additional paid-in capital by $253,482, statutory reserves by $37,309, retained earnings by $128,861, and the understatement of accumulated other comprehensive income and foreign currency translation by $419,670 and $47,296 respectively for the year ended December 31, 2007.

Moreover, during the course of internal evaluation, there was a reclassification of restricted cash $491,049 from current asset to non- current asset and there was a correction for the basic and diluted weighted average number of common stock from 223,653 to 223,658 and from 14,814,953 to 14,814,958 respectively for the year ended December 31, 2007.

Finally, during the course of internal evaluation, the Company’s management determined that it was necessary to (i) restate consolidated balance sheets, consolidated income statements, consolidated statements of stockholders’ equity and consolidated statement of cash flows and accompanying notes and text for the first quarter 2008 as a result of improper use of exchange rates of shareholders’ equity items and the inclusion of the financial figures of expenses incurred in the Company’s acquisition of Beijing Sunway, a wholly-owned subsidiary; (ii) restate the diluted weighted average number of common stock because of the exclusion of the dilutive effects of the Series A and B Convertible Preferred Stock and Warrants A, B, C, D and J; (iii) reclassify restricted cash from current asset to non-current asset and the items in selling expense and general and administrative expenses; and (iv) clarify principles of consolidation, accounting policies of revenue recognition and expected warranty liabilities and the notes of organization and principal activities, amount due from a director, Series B Convertible Preferred stock and associated warrants, earnings per share and segment information.

Based upon their evaluation as of the end of the period covered by this annual report, the Company's chief executive officer and chief financial officer concluded that, the Company's disclosure controls and procedures are effective to ensure that information required to be included in the Company's periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

We engaged PricewaterhouseCoopers (PwC) to assist the Company in improving the internal control system based on COSO internal control framework.  Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2008, Management identified significant deficiencies related to the following:

1. Accounting and Finance Personnel Weaknesses - US GAAP expertise - The current staff in the accounting department is relatively new and inexperienced, and needs substantial training so as to meet with the higher demands of being a U.S. public company. The accounting skills and understanding necessary to fulfill the requirements of U.S. GAAP-based reporting, including the skills of subsidiary financial statements consolidation, are inadequate and were inadequately supervised. The lack of sufficient and adequately trained accounting and finance personnel resulted in an ineffective segregation of duties relative to key financial reporting functions.

 2. Lack of internal audit function - The Company lacks qualified resources to perform the internal audit functions properly.  In addition, the scope and effectiveness of the internal audit function are yet to be developed.

 The matters described above were the direct result of a lack of resources and accounting personnel. We have taken measures and plan to continue to take measures to remediate these deficiencies as soon as practicable. We have implemented the following measures to remediate the deficiencies:

1. Hiring additional accounting and operations personnel, as needed, and reorganizing the accounting and finance department to ensure that accounting personnel with adequate experience, skills and knowledge relating to complex, non-routine transactions are directly involved in the review and accounting evaluation of our complex, non-routine transactions.

2. Requiring senior accounting personnel and the principal accounting officer to review complex, non-routine transactions to evaluate and approve the accounting treatment for such transactions.

3.  Interviewing prospective new Directors for our Board, including a member who is appropriately credentialed as a financial expert with a goal to establish both an Audit and Compensation committee as well as sufficient independent Directors.

We believe that the foregoing steps will remediate the significant deficiency identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

Our management is not aware of any material weaknesses in our internal control over financial reporting, and nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statements as of December 31, 2008.  The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements.  Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement or omission in any report we have filed with or submitted to the Commission.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

Other than as disclosed above, no changes in the Company's internal control over financial reporting have come to management's attention during the Company's last fiscal quarter that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting. After hiring PwC to enhance the internal control system, the internal control over financial reporting is also included in this process. No final report has been received yet. Should PWC make anyone proposals to enhance the Company’s internal control over financial reporting such proposals will carefully be considered by the Company, and we will disclose the changes that we may execute to improve our internal control system.

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

ITEM 9B.                      OTHER INFORMATION.

On August 31, 2008, the Company entered an agreement with a third party, Liheng Enterprise Company Limited, to acquire its 100% of the share capital, for a cash consideration of approximately $7,29 million (RMB$50,000,000). The whole amount of $7,725,445 was paid and classified as "Deposit for the acquisition of subsidiary" as at December 31, 2008. The transaction was planned to have closed on December 1, 2008, but due to PRC authority processing delays, was completed on January 16, 2009.

Liheng Enterprise Company Limited is engaged in the business of processing babies' wear. The Company plans to use its newly acquired subsidiary as a geographic base from which to (i) increase design capacity; (2) recruit new employees with technical and R&D expertise; (3) decrease carriage fees.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

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

The following table sets forth certain information with respect to our directors and executive officers.

Directors and Executive Officers	Position/Title	Age
Liu Bo	President, Chief Executive Officer and Director	43
Samuel Sheng	Chief Financial Officer	38
Sun Weishan	Chief Operating Officer and Secretary	47
Liang Deli	Director	46

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

Liang Deli became a director upon the resignation of Richard Astrom in June 2007. He has been Vice President of Sunway since August 1997, and is under contract to serve in that position until 2017. Mr. Liang’s area of focus is Sunway’s technology and market operations. Mr. Liang received a Bachelor degree in the field of Automatic Systems Design and Control from Shenyang Industry University in Liaoning Province, China in 1983.

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

Code of Ethics

We have not adopted a code of ethics to apply to our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions because, until recently, we have not been an operating company. We expect to prepare a Code of Ethics in the near future.

Section 16 Beneficial Ownership Compliance

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of the Company’s common stock, to file initial reports of ownership and reports of changes in ownership of our common stock with the SEC.

Based solely on the reports received by the Company and on written representations from certain reporting persons, we believe that the directors, executive officers and persons who beneficially own more than 10% of the Company’s common stock during the fiscal year ended December 31, 2008 have been in compliance with Section 16(a), except that Samuel Sheng and Sun Weishan did not timely file Form 3s with respect to their appointment as chief operating officer and chief financial officer on December 1, 2007 and November 31, 2007, respectively.

ITEM 11.                      EXECUTIVE COMPENSATION.

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our Chief Executive Officer and other executive officers during the years ended December 31, 2008 and 2007.

Summary Compensation Table

The following is a summary of the compensation paid by us to the individuals who have served as our CEO and any executive officers who have received compensation in excess of $100,000 for the two years ended December 31, 2008 and 2007.

		Salary (cash or non-cash)	Bonus (cash or non-cash)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Liu Bo CEO and Director (current)	2008	86,180	-	-	-	-	-	-	86,180
	2007	63,158	-	-	-	-	-	-	63,158

Richard Astrom CEO (former)	2008	-	-	-	-	-	-	-	-
	2007	-	-	-	-	-	-	-	-

Samuel Sheng CFO (current)	2008	68,940	-	-	-	-	-	-	68,940
	2007	3,378	-	-	-	-	-	-	3,378

David Wang CFO (former)	2008	-	-	-	-	-	-	-	-
	2007	39,473	-	-	-	-	-	-	39,473

Sun Weishan COO (current)	2008	68.940	-	-	-	-	-	-	68,940
	2007	39,380	-	-	-	-	-	-	39,380

Outstanding Equity Awards at Fiscal Year-End

As of our fiscal years ended December 31, 2008 and 2007, we did not have any stock option plan or stock incentive plan and there were no outstanding equity awards as of our fiscal years ended December 31, 2008 and 2007. No equity awards were granted during the year ended December 31, 2008.

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

Samuel Sheng has an employment agreement with the Company for a renewable three-year term beginning December 1, 2007. Pursuant to this employment agreement, Mr. Sheng shall receive an annual base salary of approximately $40,540 (RMB300,000), subject to a year-end bonus to be determined by the Board of Directors.

Director Compensation

Other than as disclosed in the Summary Compensation Table above, Liang Deli received $68,940 for his services as a member of the Board of Directors for an initial term expiring on June 30, 2012. Our directors are also reimbursed for reasonable travel and other expenses incurred in connection with attending meetings of the board and its committees, if any.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table lists stock ownership of our common stock as of March 24, 2009.  The information includes beneficial ownership by (i) holders of more than 5% of our common stock, (ii) each of our current directors and executive officers and (iii) all of our directors and executive officers as a group.

The information is determined in accordance with Rule 13d-3 promulgated under the Exchange Act based upon information furnished by the persons listed or contained in filings made by them with the Commission. Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our common stock been beneficially owned by them.

Amount and Nature of Beneficial Ownership

Name and Address of Beneficial Owner	Director/Officer	Amount and Nature of Beneficial Ownership (1)		Percentage of Class (2)

Rise Elite International Limited		12,653,160	(2)	68.40%

Vision Opportunity Master Fund, Ltd.		4,751,795	(3)	25.69%

Vision Capital Advantage Fund. L.P.		596,808	(3)	3.23%

Liu Bo	President, Chief Executive Officer and Director	8,906,580	(2)	48.14%

Liang Deli	Vice President and Director	969,240	(2)(4)	5.24%

Samuel Sheng	Chief Financial Officer	-	(5)	-

Sun Weishan	Chief Operating Officer and Secretary	-	(5)	-

All directors and officers as a group		9,875,820		53.38%

(1) Applicable percentage ownership is based on 18,499,736 shares of common stock outstanding as of March 24, 2009, together with securities exercisable or convertible into shares of common stock within 60 days of March 24, 2009 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of March 24, 2009 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2) Liu Bo and Liang Deli are shareholders of Rise Elite, holding 70.39% and 7.66% ownership interest in Rise Elite, respectively. Neither Mr. Liu or Mr. Liang hold any shares in their own right.

(3) Vision Capital Advisors, LLC (“Vision Capital Advisors”) serves as investment manager to Vision Opportunity Master Fund, Ltd. and Vision Capital Advantage Fund. L.P. (collectively, the “Funds”). Adam Benowitz, Managing Member of Vision Capital Advisors and Director of each of the Funds, holds the power to vote and dispose of the subject shares.

(4) Liang Deli was appointed and Richard Astrom resigned as a director of the Company in connection with the consummation of the Share Exchange Agreement effective on the tenth day following the mailing of an information statement on Schedule 14F-1 relating to the change in control of our board of directors, which the Company filed with the SEC on June 4, 2007.

(5) Samuel Sheng was appointed as Chief Financial Officer and Sun Weishan was appointed as Secretary to replace David Wang, who resigned as Chief Financial Officer and Secretary on November 6, 2007.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

Except as in the transactions set forth below, there have been no material transactions during the past two years between us and any officer, director or any shareholder owning greater than 5% of our outstanding shares, or any of their immediate family members:

On March 16, 2008, SWT acquired Beijing Sunway as its wholly-owned subsidiary.  SWT acquired all of the outstanding shares of Beijing Sunway from the three owners of Beijing Sunway, Liang Deli, Sun Xitao, and Yao Liyan, for the purchase price of RMB1,000,000 (approximately US$145,000).  Mr. Liang also serves as a director of the Company.

Beijing Sunway was incorporated in Beijing, PRC on May 24, 2007, and is primarily engaged in the sale of medical equipment manufactured by Sunway. It was incorporated with the proceeds of a loan from the Company in the amount of RMB3, 992,229 borrowed by Mr. Liang, Mr. Sun, and Ms. Yao, in the first quarter of 2008. The loan was unsecured, interest free and repayable on demand, and was held by Mr. Liang, Mr. Sun and Ms. Yao on Beijing Sunway’s behalf for the purpose of proposed developments of representative offices for the Company in various locations in China so as to provide for a better working capital arrangement for the Company. As of March 26, 2008, the loan has been repaid.

Director Independence

The Company currently has two directors, Liu Bo and Liang Deli. Neither director qualifies as an “independent” director as that term is defined under the National Association of Securities Dealers Automated Quotation system. Our company, however, recognizes the importance of good corporate governance and intends to appoint an audit committee comprised entirely of independent directors, including at least one financial expert, during our 2009 fiscal year.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees. The aggregate fees incurred by the Company’s independent registered public accounting firms, for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2008 and December 31, 2007, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q and other SEC filings during those fiscal years were approximately $50,000 (Albert Wong), respectively.

Audit-Related Fees. The aggregate fees incurred by the Company’s independent registered public accounting firms were $3,097 (Albert Wong), respectively, for audit-related services during the years ended December 31, 2008 and December 31, 2007.

Tax Fees. The Company did not incur any tax fees from its independent registered public accounting firms for services rendered to the Company for the fiscal years ended December 31, 2008 and December 31, 2007.

All Other Fees. The Company did not incur any other fees from its independent registered public accounting firms for services rendered to the Company, other than the services covered in "Audit Fees" for the fiscal years ended December 31, 2008 and December 31, 2007.

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

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
10.14 10.15
Amendment to Registration Rights Agreement dated July 24, 2007 by and between the Company, Vision Opportunity Master Fund, Ltd., and Columbia China Capital Group, Inc.
Amendment to Registration Rights Agreement dated June 19, 2008 by and between the Company and Vision Opportunity Master Fund, Ltd.****

10.16	Capital Transfer Agreement, dated March 16, 2008, by and among SWT, Liang DeLi, Sun Xitao, and Yao Liyan.*****
10.17	Share and Asset Transfer Agreement, dated August 31, 2008, by and between Liheng Enterprise Company Limited and SWT.
10.18	Lease Agreement, by and between Beijing Jiahai Realty Development Co., Ltd., Beijing Jiahai Property Management Co., Ltd., and Beijing Sunway New-force Medical Treatment Tech Co., Ltd.
10.19	Lease Agreement, dated March 18, 2008, by and between Daqing Sunway and Daqing Zhuangye Guangchang Co., Ltd.
21.1	List of Subsidiaries.
31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Act of 2002 Section 302.
31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Act of 2002 Section 302.
32.1	Certification by Chief Executive Officer pursuant to Sarbanes-Oxley Act of 2002 Section 906.
32.2	Certification by Chief Financial Officer pursuant to Sarbanes-Oxley Act of 2002 Section 906.

* Incorporated by reference to the exhibit of the same number to our report on form 8-K filed with the SEC on June 12, 2007.
** Incorporated by reference to the exhibit of the same number to our report on form 8-K/A filed with the SEC on June 20, 2007.
*** Incorporated by reference to the exhibit of the same number to our report on form 8-K/A filed with the SEC on June 27, 2007.
**** Incorporated by reference to the exhibit of the same number to our registration statement on form S-1 filed with the SEC on September 23, 2008.
***** Incorporated by reference to the exhibit to our quarterly report for the period ended March 31, 2008 on Form 10-Q/A filed with the SEC on March 6, 2009.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNWAY GLOBAL INC.

March 30, 2009	By:	/s/ Liu Bo
Liu Bo
Chief Executive Officer and Chairman (principal executive officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

	Chief Executive Officer and Chairman of the	March 30, 2009
/s/ Liu Bo	Board of Directors
Liu Bo

	Chief Financial Officer (principal financial	March 30, 2009
/s/ Samuel Sheng	and accounting officer)
Samuel Sheng

/s/ Liang Deli	Director	March 30, 2009
Liang Deli