Form 10-Q
period 2009-03-31
Sunway Global Inc.
filed 2009-05-15
CIK 1096840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 13, 2009, there were 18,499,736 outstanding shares of the Registrant's Common Stock, $0.0000001 par value.

2

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNWAY GLOBAL INC.

CONTENTS	PAGES
REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM	1

CONSOLIDATED BALANCE SHEETS	2 - 3

CONSOLIDATED STATEMENTS OF INCOME	4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	5

CONSOLIDATED STATEMENTS OF CASH FLOWS	6 - 7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	8 - 31

3

ALBERT WONG & CO.
CERTIFIED PUBLIC ACCOUNTANTS
7th Floor, Nan Dao Commercial Building
359-361 Queen’s Road Central
Hong Kong
Tel : 2851 7954
Fax: 2545 4086

ALBERT WONG
B.Soc., Sc., LL.B., P.C.LL., Barrister-at-law, C.P.A.(Practising).

To:  The board of directors and stockholders of
Sunway Global Inc. (“the Company”)

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying interim consolidated balance sheets of Sunway Global Inc. as of March 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and cash flows for the three-month periods then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of Sunway Global Inc.

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

Hong Kong	Albert Wong & Co.
May 13, 2009	Certified Public Accountants

SUNWAY GLOBAL INC.

CONSOLIDATED BALANCE SHEETS
AS AT MARCH 31, 2009 AND DECEMBER 31, 2008
(Stated in US Dollars)

	Notes	March 31, 2009	December 31, 2008
		(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents		$12,212,431	$15,189,941
Trade receivables, net	5	2,702,440	2,953,919
Inventories	8	1,022,032	590,738
Advances to suppliers		1,502,484	547,952
Prepayments		750,564	-
Tender deposits		18,406	112,735
Travel advances to shareholders	6	57,483	38,733
Advances to employees	7	331,588	429,804

Total current assets		$18,597,428	$19,863,822
Restricted cash		356,046	378,366
Amount due from a related company	4	830	830
Property, plant and equipment, net	9	5,801,161	5,069,871
Intangibles, net	10	9,702,976	6,576,769
Deposit for acquisition of computer
software		-	1,750,751
Deposit for technology-based designs		3,505,902	-
Deposit for acquisition of subsidiary		-	7,725,445
Goodwill	11	4,831,386	-

TOTAL ASSETS		$42,795,729	$41,365,854
LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable		$712,325	$59,912
Income tax payable		211,410	632,893
Turnover and other taxes		89,834	406,839
Expected warranty liabilities	12	50,460	50,396
Customers deposits		202,102	-
Accrued liabilities		293,480	301,461
Other payables		266,945	15,168

Total current liabilities		$1,826,556	$1,466,669

TOTAL LIABILITIES		$1,826,556	$1,466,669

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.

CONSOLIDATED BALANCE SHEETS (Continued)
AS AT MARCH 31, 2009 AND DECEMBER 31, 2008
(Stated in US Dollars)

	Notes	March 31, 2009	December 31, 2008
		(Unaudited)	(Audited)
Commitments and contingencies	17	$-	$-

STOCKHOLDERS’ EQUITY

Series B Convertible Preferred
Stock $0.0000001 par value; 400,000
shares authorized; 160,494 shares issued
and outstanding at March 31, 2009
and December 31, 2008 respectively	13	$1	$1

Common stock at $0.0000001 par
value; 100,000,000 shares authorized;
18,499,736 shares issued and
outstanding at March 31, 2009
and December 31, 2008 respectively		2	2
Additional paid-in capital		22,679,965	22,679,965
Statutory reserves		3,033,855	2,127,978
Retained earnings		12,384,103	12,247,049
Accumulated other comprehensive income		2,871,247	2,844,190

		$40,969,173	$39,899,185

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY		$42,795,729	$41,365,854

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

		Three months ended March 31,
	Notes	2009	2008
Net revenues	18	$2,933,573	$3,604,034
Cost of net revenues	18	(893,980)	(1,141,745)

Gross profit		$2,039,593	$2,462,289

Selling expenses		(180,349)	(25,237)
General and administrative expenses		(631,894)	(786,242)

Income from operation		$1,227,350	$1,650,810
Interest income		23,577	143
		-

Income before income taxes		$1,250,927	$1,650,953

Income taxes	15	(207,996)	(273,542)

Net income		$1,042,931	$1,377,411

Net income per share:
-Basic	14	$0.06	$0.16

-Diluted	14	$0.03	$0.05

Weighted average number of common stock
-Basic	14	18,499,736	8,360,349

-Diluted	14	31,578,154	27,642,747

See notes to consolidated financial statements

SUNWAY GLOBAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2008 AND THREE MONTHS ENDED
MARCH 31, 2009
(Stated in US Dollars)(Unaudited)

					Additional			Accumulated
	Preferred	Preferred	No.		paid -			other
	Series	Series	shares	Common	in	Statutory	Retained	comprehensive
	A	B	outstanding	stock	capital	reserves	earnings	income	Total
Balance, January 1, 2008	$1	$1	223,658	$1	$16,099,965	$2,127,978	$3,188,280	$1,180,288	$22,596,514
Conversion of Preferred Series A
into Common Stock	(1)	-	13,711,831	-	1	-	-	-	-
Conversion of Preferred Series B
into Common Stock	-	-	148,140	-	-	-	-	-	-
Conversion of Warrant Series J
into Common Stock	-	-	4,416,107	1	6,579,999	-	-	-	6,580,000
Net income	-	-	-	-	-	-	9,058,769	-	9,058,769
Foreign currency translation
Adjustment	-	-	-	-	-	-	-	1,663,902	1,663,902

Balance, December 31, 2008	$-	$1	18,499,736	$2	$22,679,965	$2,127,978	$12,247,049	$2,844,190	$39,899,185

Balance, January 1, 2009	$-	$1	18,499,736	$2	$22,679,965	$2,127,978	$12,247,049	$2,844,190	$39,899,185
Net income	-	-	-	-	-	-	1,042,931	-	1,042,931
Appropriations to statutory
Reserves	-	-	-	-	-	905,877	(905,877)	-	-
Foreign currency translation
Adjustment	-	-	-	-	-	-	-	27,057	27,057

Balance, March 31, 2009	$-	$1	18,499,736	$2	$22,679,965	$3,033,855	$12,384,103	$2,871,247	$40,969,173

See notes to consolidated financial statements

SUNWAY GLOBAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

	Three months ended March 31,
	2009	2008
Cash flows from operating activities
Net income	$1,042,931	$1,377,411
Depreciation	240,444	177,687
Amortization	253,803	196,280

Adjustments to reconcile net income
to net cash provided by operating activities:
Trade receivables, net	255,153	(620,159)
Inventories	(430,489)	(77,394)
Advances to suppliers	(953,755)	964,951
Prepayments	377,494	383,008
Tender deposits	94,457	-
Travel advances to shareholders	(18,699)	(39,137)
Advances to employees	98,741	(398,153)
Accounts payable	652,243	(254,484)
Income tax payable	(393,739)	118,380
Turnover and other taxes	(317,470)	85,220
Loans from unrelated parties	-	1,572,360
Amount due from a director	-	(726,133)
Customers deposits	202,073	(216,932)
Accrued liabilities	(8,336)	36,341
Other payables	(172,370)	(7,113)
Net cash provided by operating activities	$922,481	$2,572,133

Cash flows from investing activities
Acquisition of subsidiary, net of cash acquired	$(7,652,252)	$-
Reversal of deposit for acquisition of subsidiary	7,725,445	-
Purchase of technology-based designs	(3,505,390)	-
Purchase of intangibles assets	(485,275)	-
Purchase of plant and equipment	(10,051)	(939,630)
Used of restricted cash	22,320	23,095
Deposit for acquisition of computer software	-	(1,281,650)

Net cash used in investing activities	$(3,905,203)	$(2,198,185)

Cash flows from financing activities	$-	$-

Net cash provided by financing activities	$-	$-

See notes to consolidated financial statements

SUNWAY GLOBAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

	Three months ended March 31,
	2009	2008

Net in cash and cash equivalents sourced	$(2,982,722)	$373,948

Effect of foreign currency translation on
cash and cash equivalents	5,212	262,621

Cash and cash equivalents–beginning of year	15,189,941	5,820,100

Cash and cash equivalents–end of year	$12,212,431	$6,456,669

Supplementary cash flow information:
Tax paid	$630,304	$157,694
Interest received	23,577	143

Supplemental non-cash disclosures:

On January 16, 2009, the Company acquired 100% interests in Liheng Enterprise Company Limited, for a consideration of $7,725,445. The deposit for the acquisition was classified as “Deposit for the acquisition of subsidiary” as at December 31, 2008. The following represents the fair value of assets purchased assumed at the acquisition date:

Cash and cash equivalents	$73,193
Property, plant and equipment	955,208
Land use rights	1,133,323
Other receivables	1,127,949
Turnover and other taxes	28,477
Other payables	(424,091)

Net assets acquired	$2,894,059

Share percentage	100%

Consideration	$7,725,445
Less: Net assets acquired	(2,894,059)

Goodwill	$4,831,386

Consideration	$7,725,445
Cash acquired	(73,193)

Net cash consideration paid	$7,652,252

See notes to consolidated financial statements

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
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

On January 16, 2009, World Through (BVI) acquired Liheng Enterprise Company Limited (“Liheng”) as its wholly-owned subsidiary. Liheng was incorporated in PRC on June 6, 2003.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(a)	Method of Accounting (Continued)

The interim results of operations are not necessarily indicative of the results to be expected for the fiscal period ending March 31, 2009. The Company’s consolidation balance sheet as of December 31, 2008 has been taken from the Company’s consolidation balance sheet as of the date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows for the period presented.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. This basis of accounting differs in certain material respects from that used for the preparation of the books of account of the Company’s principal subsidiaries, which are prepared in accordance with the accounting principles and the relevant financial regulations applicable to enterprises with limited liabilities established in the PRC, the accounting standards used in the places of their domicile. The accompanying condensed interim consolidated financial statements reflect necessary adjustments not recorded in the books of account of the Company's subsidiaries to present them in conformity with US GAAP.

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

The Company owned five subsidiaries since its reverse-merger on June 6, 2007. The detailed identities of the consolidating subsidiaries would have been as follows:

Name of subsidiaries	Place of incorporation	Attributable interest
World Through Ltd	British Virgin Islands	100%

Sunway World Through Technology (Daqing) Co Ltd	PRC	100%

*Daqing Sunway Technology Co Ltd	PRC	100%

Beijing Sunway New-force Medical Treatment Tech Co., Ltd	PRC	100%

Liheng Enterprise Company Limited	PRC	100%

*Note: Deemed variable interest entity

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
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

Intangibles are stated at cost less accumulated amortisation.  Amortisation is provided over the respective useful lives, using the straight-line method.  Estimated useful lives of the intangibles are as follows:

Land use rights	47 years
Technology-based design	10 years

(f)	Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of the net acquired identifiable assets at the date of acquisition. No amortization is provided.

Goodwill is tested annually for impairment. During the periods, no impairment is made.

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

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(h)	Property, plant and equipment

Plant and equipment are carried at cost less accumulated depreciation.  Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of the plant and equipment are as follows:

Buildings	20 years
Machinery and equipment	6 years
Moldings	10 years
Computer software	3 - 10 years
Office equipment and motor vehicles	6 - 10 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income.

(i)	Maintenance and repairs

The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized.

(j)	Accounting for the impairment of long-lived assets

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

During the reporting period, there was no impairment loss.

(k)	Inventories

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

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(l)	Trade receivables

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

(m)	Cash and cash equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company maintains bank accounts only in the PRC. The Company does not maintain any bank accounts in the United States of America.

	March 31, 2009	December 31, 2008
Bank of Communications, Branch of Daqing
City Economic Zone	$11,858,175	$9,606,188
Daqing City Commercial Bank	-	4,536,667
Agricultural Bank of China	82,434	930,332
China Construction Bank, Bejing Branch	180,115	-
HSBC	70,148	109,151
Cash on hand	21,559	7,603
	$12,212,431	$15,189,941

(n)	Restricted cash

Restricted cash are pledged deposits in an escrow account for investor relations purpose.

(o)	Revenue recognition

Revenue represents the invoiced value of goods sold recognized upon the delivery of goods to customers. Revenue is recognized when all of the following criteria are met:

- Persuasive evidence of an arrangement exists;

- Delivery has occurred or services have been rendered;

- The seller’s price to the buyer is fixed or determinable; and

- Collection is reasonably assured.

Contract revenues are recognized when the manufacturing and installation of the medical equipments is completed. Generally, the company receives total contract sum from clients in 4 installments. Deposit of 30% is received from client when the contract is signed. Second payment of 30% is received when the project commenced. Third payment of 35% is received after the construction is completed within 4 months. The final sum of the remaining portion is received after the construction is completed until one year.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(p)	Expected warranty liabilities

The Company warrants its products against defects in design, materials, and workmanship generally for one year. A provision for estimated future costs relating to warranty expense are recorded when products are shipped, and the provision is based upon our own historical claim experience.

(q)	Cost of net revenues

Cost of net revenues consists primarily of material costs, employee compensation, depreciation and related expenses, which are directly attributable to the production of products.  All inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, and the other costs of distribution network are also included.  Write-down of inventory to lower of cost or market is also recorded in cost of revenues.

(r)	Leases

The Group did not have lease which met the criteria of capital lease. Leases which do not qualify as capital lease are classified as operating lease. Operating lease rental payment included in general and administrative expenses were $26,333 and $4,853 and cost of sales were $6,297 and nil for the three months ended March 31, 2009 and 2008 respectively.

(s)	Advertising

The Group expensed all advertising costs as incurred.  Advertising expenses included in selling expenses were nil and $20,979 for the three months ended March 31, 2009 and 2008 respectively.

(t)	Shipping and handling

All shipping and handling are expensed as incurred.  Shipping and handling expenses included in selling expenses, general and administrative expenses, cost of net revenues and were $5,728 and $3,881 for the three months ended March 31, 2009 and 2008 respectively.

(u)	Research and development

All research and development costs are expensed as incurred. The research and development costs included in general and administrative expenses were $20,534 and $377 for the three months ended March 31, 2009 and 2008 respectively.

(v)	Retirement benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the statements of income as incurred. The retirement benefit expenses included in general and administrative expenses and selling expenses were $26,719 and $10,118 for the three months ended March 31, 2009 and 2008 respectively.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(w)	Income taxes

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

(x)	Foreign currency translation

The accompanying financial statements are presented in United States dollars. The reporting currency of the Group is the U.S. dollar ($). SWT, Sunway, Beijing Sunway and Liheng use its local currency, Renminbi (RMB), as its functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the end of period exchange rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on the Group because it has not engaged in any significant transactions that are subject to the restrictions.

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	March 31, 2009	December 31, 2008	March 31, 2008
Twelve months ended
RMB : USD exchange rate	-	6.8542	-
Three months ended
RMB : USD exchange rate	6.8456	-	7.0222
Average three months ended
RMB : USD exchange rate	6.8466	-	7.1757

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(y)	Statutory reserves

As stipulated by the PRC’s Company Law and as provided in the SWT, Sunway and Liheng’s Articles of Association, SWT, Sunway and Liheng’s net income after taxation can only be distributed as dividends after appropriation has been made for the following:

(i)	Making up cumulative prior years’ losses, if any;

(ii)
Allocations to the “Statutory surplus reserve” of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company's registered capital, which is restricted for set off against losses, expansion of production and operation or increase in registered capital; and

(iii)	Allocations to the discretionary surplus reserve, if approved in the shareholders’ general meeting.

(z)	Comprehensive income

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

(aa)	Recent accounting pronouncements

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

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. This Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Application of this FSP is not currently applicable to the Company as the Company’s intangible assets consist of land used rights which has a fixed useful life of 47 years.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(aa)    Recent accounting pronouncements

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60 (SFAS 163).  This statement clarifies accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises.  SFAS 163 is effective for fiscal years and interim periods within those years, beginning after December 15, 2008.  Because the Company does not issue financial guarantee insurance contracts, it does not expect the adoption of this standard to have an effect on its financial position or results of operations.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

3.	CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments which potentially expose the Group to concentrations of credit risk, consists of cash and trade receivables as of March 31, 2009 and December 31, 2008. The Group performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

As of March 31, 2009 and December 31, 2008, the Group’s bank deposits were all placed with banks in the PRC where there is currently no rule or regulation in place for obligatory insurance of bank accounts.

For the three months ended March 31, 2009 and 2008, all of the Group’s sales were generated from the PRC. In addition, all trade receivables as of March 31, 2008 and December 31, 2007 also arose in the PRC.

The maximum amount of loss due to credit risk that the Group would incur if the counter parties to the financial instruments failed to perform is represented the carrying amount of each financial asset in the balance sheet.

Normally the Group does not obtain collateral from customers or debtors.

Details of the customers accounting for 10% or more of the Group’s revenue are as follows:

	For the three months ended March 31,
	2009	2008
Customer B	$398,738	$378,799
Customer E	-	448,577
Customer I	-	541,141
Customer J	-	463,530
Customer K	552,099	-
Customer L	350,539	-

Details of customers accounting for 10% or more of the Group’s trade receivables are as follows:

	March 31, 2009	December 31, 2008
Customer A	$-	$499,583
Customer B	277,549	-
Customer C	-	387,263
Customer D	358,917	-
Customer E	498,043	396,822
Customer F	300,459	371,218
Customer G	-	325,129
Customer H	410,190	-

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

4.	AMOUNT DUE FROM A RELATED COMPANY

Amount due from Rise Elite International Ltd (Rise Elite), a related company where Mr. Liu Bo, the director of the Group is a shareholder. The amount is unsecured, interest free and repayable on demand.  The amount is held by Rise Elite for the initial setup expenses.

5.	TRADE RECEIVABLES, NET

	March 31, 2009	December 31, 2008
Trade receivables, gross	$2,710,864	$2,962,333
Provision for doubtful debts	(8,424)	(8,414)
	$2,702,440	$2,953,919

All of the above trade receivables are due within one year of aging.

An analysis of the allowance for doubtful accounts for the three months ended March 31, 2009 and December 31, 2008 is as follows:

	March 31, 2009	December 31, 2008
Balance at beginning of period/year	$8,414	$7,884
Foreign exchange adjustment	10	530
Balance at end of period/year	$8,424	$8,414

Allowance was made when collection of the full amount is no longer probable.  Management reviews and adjusts this allowance periodically based on historical experience, current economic climate as well as its evaluation of the collectability of outstanding accounts. The Group evaluates the credit risks of its customers utilizing historical data and estimates of future performance.

6.	TRAVEL ADVANCES TO SHAREHOLDERS

Travel advances were made to Shareholders. These shareholders are also the management of the company and these advances are used to enable their execution of operational duties such as marketing and sales promotion.  The following table provides an analysis of the outstanding accounts.

	March 31, 2009	December 31, 2008
Bo Liu	$33,020	$23,495
Deli Liang	24,463	15,238
	$57,483	$38,733

7.	ADVANCES TO EMPLOYEES

Advances to employees are advances for purchases and traveling. They are unsecured, interest free and repayable on demand.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

8.	INVENTORIES

Inventories comprise the followings:

	March 31, 2009	December 31, 2008
Finished goods	$459,889	$218,448
Work in progress	41,187	188,855
Raw materials	520,956	183,435
	$1,022,032	$590,738

9.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net comprise the followings:

	March 31, 2009	December 31, 2008
At cost
Buildings	$1,449,221	$1,447,402
Machinery and equipment	1,119,996	1,116,941
Moldings	4,160,819	4,155,598
Computer software	2,098,260	2,073,181
Office equipment and motor vehicles	369,799	288,736

	$9,198,095	$9,081,858
Less: accumulated depreciation	(4,264,904)	(4,011,987)

	$4,933,191	$5,069,871
Construction in progress	867,970	-

	$5,801,161	$5,069,871

Construction in progress represented the office and warehouse that were substantially completed as at March 31, 2009. As at March 31, 2009, the capital commitment outstanding was immaterial.

Depreciation is included in the statement of income and as follows:

	For the three months ended March 31,
	2009	2008
Cost of net revenues	$219,089	$163,266
General and administrative expenses	11,702	14,421
Selling expenses	9,653	-
	$240,444	$177,687

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

10.	INTANGIBLE ASSETS, NET

Intangible assets, net are as follows:

	March 31, 2009	December 31, 2008
Land use rights, at cost	$2,484,712	$1,354,308
Technology-based design, at cost	8,519,706	6,320,577

	$11,004,418	$7,674,885
Less: accumulated amortization	(1,301,442)	(1,098,116)

	$9,702,976	$6,576,769

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

The Group acquired the rights to use a parcel of land totaling 9,082 square meters, for a consideration of $89,552 (RMB613,035), located at Qingdao Hi-Tech Industry Development Zone, Qingdao, Shandong in the People’s Republic of China for a term of 48 years from November 3, 2006 to July 24, 2053. The land has been used to build the Liheng’s facility.

The Group acquired the rights to use a parcel of land totaling 10,841 square meters, for a consideration of $ 106,709 (RMB730,485), located at Qingdao Hi-Tech Industry Development Zone, Qingdao, Shandong in the People’s Republic of China. The land has been used to build the Liheng’s facility. We already paid fully in cash but the issuance of land certificate is in progress. It is believed that the land certificate will be issued within the current year.

Amortization expense included in the general and administrative expenses for the three months ended 2009 and 2008 were $253,803 and $196,280 respectively.

11.	GOODWILL

Goodwill represents the excess of the cost of the purchases over the fair value of the net acquired identifiable assets at the date of acquisition. Goodwill is related to the acquisition of Liheng Enterprise Company Limited on January 16, 2009 (Please also see Note 19). Management annually reviews the carrying value of goodwill using the same of the discounted cash flows to determine if an impairment charge is necessary. To date, the Company determined no impairment is needed.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

12.	EXPECTED WARRANTY LIABILITIES

An analysis of the expected warranty liabilities as at March 31, 2009 and December 2008 is as follows:

	March 31, 2009	December 31, 2008
Balance at beginning of period/year	$50,396	$55,351
Addition of warranty liabilities	-	-
Warranty expense for the year	-	(8,533)
Foreign currency difference	64	3,578
Balance at end of period/year	$50,460	$50,396

13.	SERIES B CONVERTIBLE PREFERRED STOCK AND ASSOCIATED WARRANTS

On June 5, 2007, the Company entered into a purchase agreement, whereby the company agreed to sell 165,432 shares of the Company’s Series B Preferred shares and various stock purchases warrants to purchase up to 18,686,054 shares of the Company’s common shares. The exercise price, expiration date and number of share eligible to be purchased with the warrants are summary in the following table:

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
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

13.	SERIES B CONVERTIBLE PREFERRED STOCK AND ASSOCIATED WARRANTS

The gross proceeds of the transaction were $6.7 million. The proceeds from the transaction were allocated to the Series B preferred stock, warrants and beneficial conversion feature based on the relative fair value of the securities.  The value of the Preferred Series B was determined by reference to the market price of the common shares into which it converts, and the gross value of the warrants was calculated using the Black–Scholes model with the following assumptions:  expected life of 1 year, volatility of 117% and an interest rate of 4.99%.

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

On February 7, 2008, 12 shareholders of Preferred Series A converted 228,530 shares into 13,711,831 shares of common stock, in which Rise Elite International Limited, Vision Opportunity Master Fund, Ltd and Kuhns Brothers, Inc converted 210,886, 7,990 and 2,647 shares of Preferred Series A into 12,653,160, 479,400 and 158,820 shares of common stock respectively.

On June 18, 2008, Columbia China Capital Group, Inc. converted 4,938 shares of Preferred Series B into 148,140 shares of common stock.

On November 10, 2008, Columbia China Capital Group, Inc. converted the Warrant J, totally 53,691 shares into 53,691 of common stock.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

14.	EARNINGS PER SHARE

The calculation of the basic and diluted earnings per share attributable to the common stock holders is based on the following data:

	For the three months ended March 31,
	2009	2008
Earnings:
Earnings for the purpose of basic earnings per share	$1,042,931	$1,377,411
Effect of dilutive potential common stock	-	-

Earnings for the purpose of dilutive earnings per share	$1,042,931	$1,377,411

Number of shares:
Weighted average number of common stock for the purpose of basic earnings per share	18,499,736	8,360,349
Effect of dilutive potential common stock
-conversion of Series A
convertible preferred stock	-	5,575,140
-conversion of Series B
convertible preferred stock	4,814,820	4,962,960
-conversion of Warrant Series A	3,189,780	2,520,496
-conversion of Warrant Series B	1,322,867	885,551
-conversion of Warrant Series J	-	2,623,161
-conversion of Warrant Series C	2,676,941	2,057,343
-conversion of Warrant Series D	1,074,010	657,747

Weighted average number of common stock for the purpose of dilutive earnings per share	31,578,154	27,642,747

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

15.	INCOME TAXES

The Company is registered in the State of Nevada whereas its subsidiary, WTL being incorporated in the British Virgin Islands is not subject to any income tax and conducts all of its business through its PRC subsidiary, SWT, Sunway and Liheng. (see note 1).

SWT, Sunway and Liheng, being registered in the PRC, are subject to PRC’s Enterprise Income Tax. Pursuant to the PRC Income Tax Laws, Enterprise Income Taxes (“EIT”) is generally imposed at a statutory rate of 25%.

However, Sunway is a high technology company, and in accordance with the relevant regulations regarding the favorable tax treatment for high technology companies, Sunway is entitled to a reduced tax rate of 15% as long as Sunway located and registered in the high and advance technology development zone.

A reconciliation between the income tax computed at the U.S. statutory rate and the Group’s provision for income tax is as follows:

	Three months ended March 31,
	2009	2008

U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	(34%)	(34%)
PRC Enterprise Income Tax	25%	25%
Tax holiday	(10%)	(10%)

Provision for income tax	15%	15%

       The provision for income taxes consists of the following:

	Three months ended March 31,
	2009	2008

Current tax – PRC EIT	$207,996	$273,542
Deferred tax provision	-	-

Income tax expenses	$207,996	$273,542

16.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

17.	COMMITMENTS AND CONTINGENCIES

The Group has entered into a tenancy agreement for factory expiring through 2010. Total rental expenses for the months ended March 31, 2009 and for the year ended December 31, 2008 amounted to $32,630 and $70,922 respectively.

As at March 31, 2009, the Group’s commitments for minimum lease payments under these leases for the next one year and thereafter are as follows:

March 31,
2010	$70,001
2011 and thereafter	-

$70,001

18.	SEGMENT INFORMATION

The Group currently is engaged in the manufacturing and selling of logistic transport systems. The Group has contracted with customers with four types of product altogether, workstation type A, workstation type B, workstation type C and Sunway Automatic Dispensing and Packing (“SADP”).  These three types of workstation are of the same function but with different product design.

Net revenues and cost of revenues by product are as follows:

For the three months ended March 31, 2009	Workstation	Workstation	Workstation
	Type A	Type B	Type C	SADP	Consolidated

Net revenues	$1,088,862	$368,066	$1,476,645	$-	$2,933,573
Cost of net revenues	(307,439)	(101,667)	(484,874)	-	(893,980)

	$781,423	$266,399	$991,771	$-	$2,039,593

For the three months ended March 31, 2008	Workstation	Workstation	Workstation
	Type A	Type B	Type C	SADP	Consolidated

Net revenues	$653,597	$2,024,198	$356,064	$570,175	$3,604,034

Cost of net revenues	(177,442)	(628,720)	(134,920)	(200,663)	(1,141,745)

	$476,155	$1,395,478	$221,144	$369,512	$2,462,289

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

18.	SEGMENT INFORMATION (Continued)

The Group’s operations are located in the PRC. All revenue is from customers in the PRC. All of the Group’s assets are located in the PRC. Sales of workstations are carried out in the PRC.  Accordingly, no analysis of the Group's sales and assets by geographical market is presented.

19.	ACQUISITION

In order to expand, on August 31, 2008, the Group entered an agreement with a third party, Liheng Enterprise Company Limited, to acquire its 100% interest of it, for a cash consideration of approximately $7.29 million (RMB$50,000,000). The whole amount of $7,725,445 was paid and classified as “Deposit for the acquisition of subsidiary” as at December 31, 2008. The transaction was planned to be finished at December 1, 2008, but due to the PRC authority processing delay, was completed on January 16, 2009.

Details of net assets acquired and goodwill are as follows:

Purchase consideration	$7,725,445

Less: Fair value of net assets acquired (see below)	(2,894,059)

Goodwill	$4,831,386

The assets and liabilities arising from the acquisition, provisionally determined, are as follows:

Fair value
Cash and cash equivalents	$73,193
Property, plant and equipment	955,208
Land use rights	1,133,323
Other receivables	1,127,949
Turnover and other taxes	28,477
Other payables	(424,091)

Net assets acquired	$2,894,059

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

19.	ACQUISITION (Continued)

The following tabulations were retroactive restatements of pro forma consolidated income statements for the years ended December 31, 2008.  The retroactive restatements were based on the assumption that the acquisition of Liheng Enterprise Company Limited was made at the beginning of 2009 for the purpose of comparative analysis.

SUNWAY GLOBAL INC
UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2008

	Registrant (Historical)	Target (Historical)	Pro forma adjustments		Pro forma Combined
ASSETS
Current assets
Cash and cash equivalents	$15,189,941	$869	$		$15,190,810
Trade receivables, net	2,953,919	-			2,953,919
Inventories	590,738	-			590,738
Advances to suppliers	547,952	-			547,952
Tender deposits	112,735	-			112,735
Travel advances to
shareholders	38,733	-			38,733
Advances to employees	429,804	-			429,804
Advances to a shareholder	-	1,074,640		(432,298)	642,342
Other receivables	-	6,954			6,954

Total current assets	$19,863,822	$1,082,463	$		$20,513,987

Restricted cash	$378,366	$-	$		$378,366

Amount due from a related company	830	-			830
Property, plant and equipment, net	5,069,871	555,005			5,624,876
Intangible assets, net	6,576,769	196,014			6,772,783
Deposit for acquisition of computer software	1,750,751	-			1,750,751
Deposit for acquisition of subsidiary	7,725,445	-		(7,725,445)	-
Goodwill	-	-		6,598,351	6,598,351

TOTAL ASSETS	$41,365,854	$1,833,482	$		$41,639,944

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

19.	ACQUISITION (Continued)

SUNWAY GLOBAL INC
UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2008

	Registrant (Historical)	Target (Historical)	Pro forma adjustments	Pro forma Combined
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loans	$-	$277,202	$	$277,202
Accounts payable	59,912	25,298		85,210
Income tax payable	632,893	(28,410)		604,483
Turnover and other taxes	406,839	-		406,839
Expected warranty liabilities	50,396	-		50,396
Accrued liabilities	301,461	-		301,461
Other payables	15,168	432,298	(432,298)	15,168

Total current liabilities	$1,466,669	$706,388	$	$1,740,759

TOTAL LIABILITIES	$1,466,669	$706,388	$	$1,740,759

Commitments and contingencies	$-	$-	$	$-

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

19.	ACQUISITION (Continued)

SUNWAY GLOBAL INC
UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2008

	Registrant (Historical)	Target (Historical)	Pro forma adjustments		Pro forma Combined
SHAREHOLDERS’ EQUITY
Series B convertible preferred stock at $0.000001 par value;400,000 shares authorized; 160,494 shares issued and outstanding	$1	$-	$		$1

Common Stock at $0.000001 par value;100,000,000 shares authorized, 18,499,736shares issued and outstanding	2	1,237,076		(1,237,076)	2
Additional paid-in capital	22,679,965	-			22,679,965
Statutory reserves	2,127,978	-			2,127,978
Retained earnings/ (accumulated losses)	12,247,049	(109,982)		109,982	12,247,049
Accumulated other comprehensive income	2,844,190	-			2,844,190

	$39,899,185	$1,127,094	$		$39,899,185

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$41,365,854	$1,833,482	$		$41,639,944

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

19.	ACQUISITION (Continued)

SUNWAY GLOBAL INC
UNAUDITED PRO FORMA CONSOLIDATED INCOME STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2008

	Registrant (Historical)	Target (Historical)	Pro forma adjustments	Pro forma Combined
Net revenues	$19,845,882	$-	$	$19,845,882
Cost of net revenues	(5,634,143)	-		(5,634,143)

Gross profit	$14,211,739	$-	$	$14,211,739

Selling expenses	(425,050)	-		(425,050)
General and administrative expenses	(3,068,027)	(5,167)		(3,073,194)

Income(loss) from operation	$10,718,662	$(5,167)	$	$10,713,495
Interest income	66,935	244		67,179
Interest expenses	-	(27,229)		(27,229)

Income(loss) before income taxes	$10,785,597	$(32,152)	$	$10,753,445
Income taxes	(1,726,828)	-		(1,726,828)

Net income(loss)	$9,058,769	$(32,152)	$	$9,026,617
Other comprehensive income income:
Foreign currency translation adjustment	1,663,902	-		1,663,902

Comprehensive income(loss)	$10,722,671	$(32,152)	$	$10,690,519

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

19.	ACQUISITION (Continued)

SUNWAY GLOBAL INC
UNAUDITED PRO FORMA CONSOLIDATED INCOME STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2008

Earnings per common share
- Basic	$0.60

- Fully diluted	$0.31

Common shares outstanding
- Basic	15,127,645

- Fully diluted	28,870,595

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

Overview

Since June 27, 2007, the Company has operated as a holding company for entities that, through contractual relationships, control the business of Daqing Sunway, a company organized under the laws of the PRC that designs, manufactures and sells logistic transport systems and medicine dispensing systems and equipment that are principally used by hospitals and other medical facilities in the PRC. Now our Company is the only producer of two products in the PRC. We have served approximately 300 customers in the PRC from our facilities in Daqing. We generate our revenue from sales in two product categories: pneumatic transport systems (“PTS”) and medicine dispensing systems (“SADP”).

Affected by the financial crisis and affected by equivocal reform of the medical institutions in the PRC, bring about hospital’s investment declines, the company sales declined quickly in the first quarter of 2009, but we believe the global liquidity crisis will affect all businesses. However, our strong balance sheet and liquidity position should allow us to not only weather the current economic environment but potentially benefit and continue to execute growth strategies and pursue the numerous opportunities.

This discussion and analysis focuses on the business results of Daqing Sunway, comparing its results in the three months period ended March 31, 2009 to the three months period ended March 31, 2008.

Three-month periods ended March 31, 2009 and March 31, 2008

Results of Operations

In the three months ended March 31, 2009, the company’s net revenues, gross profit and net income decreased significantly as compared with the same period in the same period of 2008, but operating expenses increased slightly during these periods. These decreases are primarily attributable to (i) adverse effects of the global financial crisis; (ii) a decline in hospital-related investment due to expected governmental reforms requiring pharmacies to be operated outside of and separate from hospitals in the PRC; and (iii) the departure of one of our sales managers, who left to set up his own company.

The following table summarizes the results of our operations during the three months ended March 31, 2009 and 2008, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009	2008	Change	Change rate
Net Revenue	$2,933,573	$3,604,034	$(670,461)	(18.60)%
Cost of net revenue	$893,980	$1,141,745	$(247,765)	(21.70)%
Gross Profit	$2,039,593	$2,462,289	$(422,696)	(17.17)%
Gross Margin	69.53%	$68.32%		1.21%
Operating Income	$1,227,350	$1,650,810	$(423,460)	(25.65)%
Net Income	$1,042,931	$1,377,411	$(334,480)	(24.28)%
Net profit margin	35.55%	38.22%		(2.67)%

Net Revenue

Net revenue for the three months ended March 31, 2009, which resulted entirely from sales were $2,933,573, a decrease of 18.60% as compared with net revenue of $3,604,034 for the three months ended March 31, 2008. In the three months ended March 31, 2009, we sold 566 workstations, a decrease of 9.0% as compared with 622 workstations sold in the three months ended March 31, 2008. The decrease was due primarily to three factors, (i) adverse effects of the global financial crisis; (ii) a decline in hospital-related investment due to expected governmental reforms requiring pharmacies to be operated outside of and separate from hospitals in the PRC; and (iii) the departure of one of our sales managers, who left to set up his own company.

The following table breaks down application categories as percentage of total net revenue.

	Three Months Ended March 31,
	2009		2008
	sales	% of total sales	sales	% of total sales
PTS	$2,933,573	100.00%	$3,033,859	84.18%
SADP	$-	-%	$570,175	15.82%
Total net revenue	$2,933,573	100.00%	$3,604,034	100.00%

Gross Profit

Gross profit decreased 17.17% to $2,039,593 for the three months ended March 31, 2009, as compared to $2,462,289 for the three months ended March 31, 2008. Our gross profit margin rose 1.21% from 68.32% as of the three months ended March 31, 2008 to 69.53% as of the same period of 2009, mainly due to a drop in raw material prices and lower costs of initial inventory.

The table below presents information about our gross profit for the periods indicated:

	Three Months Ended March 31,
	2009		2008
	US$	Gross profit margin	US$	Gross profit margin
Gross Profit	$2,039,593	69.53%	$2,462,289	68.32%

Income from Operations

Operating income decreased 25.65% to $1,227,350 for the three months ended March 31, 2009, as compared with $1,650,810 for the three months ended March 31, 2008. The decrease was primarily attributable to a drop in sales and slight increase in operating expenses.

Cost of Net Revenue

Cost of net revenue decreased to $893,980 for the three months ended March 31, 2009, representing a 21.70% decrease as compared with $1,141,745 for the same period of 2008. The decrease is primarily due to a decrease in sales during this period.

The table below presents information about our cost of net revenue for the periods indicated:

	Three Months Ended March 31,
	2009	2008	Change
Cost of net revenue	$893,980	$1,141,745	21.70%

Operating Expenses

Operating expenses were $812,243 for the three months ended March 31, 2009, an increase of 0.09% as compared to $811,479 for the same period of 2008. The increase was primarily attributable to two factors: (1) selling expenses increased $155,112, or 614.62% to $180,349 in the three months ended March 31, 2009 from $25,237 for the same period of 2008; and (2) general and administration expenses decreased $154,348, or 19.63% to $631,894 in the three months ended March 31, 2009 from $786,242 for the same period of 2008. In the three months ended March 31, 2009, we decreased the salary and benefits of our management. Reflecting this change, costs related to salary and benefits decreased 6.95%, as compared with the same period of 2008.

The table below presents information about our operating expenses for the periods indicated:

	Three Months Ended March 31,
	2009	2008	Change
Selling expenses	$180,349	$25,237		614.62%
General & Administrative expenses	$631,894	$786,242	(19.63	) %
Total operating expenses	$812,243	$811,479		0.09%

Net Income

Net income was $1,042,931 for the three months ended March 31, 2009, a decrease of 24.28% from $1,377,411 for the same period of 2008. The decrease is primarily due to the drop in sales and slight increase in operating expenses.

Earnings Per Share

Basic and diluted earnings per share for the three months ended March 31, 2009 were $0.06 and $0.03 compared to $0.16 and $0.05 for the same period of 2008. The weighted average number of shares outstanding to calculate basic EPS was 18,499,736 and 8,360,349 for the three months ended March 31, 2009 and March 31, 2008, respectively. The weighted average number of shares outstanding to calculate diluted EPS was 31,578,154 and 27,642,747 for the three months ended March 31, 2009 and March 31, 2008.

Trade Receivables, net

Trade receivables, net decreased 8.51% to $2,702,440 as of March 31, 2009, compared with $2,953,919 as of December 31, 2008. The decrease in trade receivables was primarily attributable to the decrease in sales.

Inventory

Inventory consists of raw materials, finished goods and work in progress. As of March 31, 2009, the recorded value of our inventory has increased 73.01% to $1,022,032 from $590,738 as of December 31, 2008. The increase is mainly due to an increase in finished goods from $218,448 as of December 31, 2008 to $459,889 as of March 31, 2009, an increase of 110.53%. Raw material inventory increased from $183,435 as of December 31, 2008 to $520,956 as of March 31, 2009, an increase of 184.0%. Work in progress inventory decreased from $188,855 as of December 31, 2008 to $41,187 as of March 31, 2009, a decrease of 78.19%. The increase was primarily attributable to management’s overestimated demands of the market.

The table below presents information about our inventory for the periods indicated:

Item	March 31, 2009	December 31, 2008	Change
Finished goods	$459,889	$218,448	110.53%
Work in progress	$41,187	$188,855	(78.19)%
Raw material	$520,956	$183,435	184.00%
Total	$1,022,032	$590,738	73.01%

Accounts Payable

Accounts payable amounted to $712,325 as of March 31, 2009, an increase of 1,088.95% from $59,912 as of December 31, 2008. The increase is mainly due to our management’s overestimation demant of the market, which resulted of an increase in purchases of raw material.

Liquidity and Capital Resources

We have historically financed our operations and capital expenditures principally through private placements of debt and equity offerings and cash provided by operations.

The table below presents information about our cash flow for the periods indicated:

	Three months ended March 31,
	2009	2008	Change
Net cash provided by (used in) operating activities	$922,481	$2,572,133	$(1,649,652)
Net cash provided by (used in) investing activities	$(3,905,203)	$(2,198,185)	$(1,707,018)
Net cash provided by (used in) financing activities	$-	$-	$-
Effect of foreign currency translation on cash and cash equivalents	$5,212	$262,621	$(257,409)
Beginning cash and cash equivalent	$15,189,941	$5,820,100	$9,369,841
Ending cash and cash equivalent	$12,212,431	$6,456,669	$5,755,762

Operating Activities

For the three months ended March 31, 2009, net cash provided by operating activities was $922,481. This was primarily attributable to our net income of $1,042,931, adjusted by an add-back of non-cash expenses mainly consisting of depreciation and amortization of $494,247 offset by a $614,696 decrease in working capital. Specifically, increase in working capital was primarily due to: i) a $255,153 trade receivables decrease driven by a drop in revenue; ii) a $430,489 increase in inventories, principally of raw material and work in progress inventory, due to our overestimation of market demand; iii) a $953,755 increase in advances to suppliers to buy raw materials; iv) a $551,993 decrease in prepayments, travel advances to shareholders, other receivables, tender deposits and advances to employees, consisting primarily of prepayments for raw materials and other supplies in advance of shipment, working capital for sales staff and payment of client deposits; partially offset by a $37,599 decrease in accounts payable, tax payable, loans from unrelated parties, amount due from a director, customer deposits, accrued liabilities and other payables.

Investing Activities

For the three months ended March 31, 2009, net cash used in investing activities was $3,905,203 and was primarily attributable to: i) a $10,051 capital expenditure for purchase of new plant and equipment; ii) a $485,275 capital expenditure for purchase of new intangible assets; iii) a $3,505,390 capital expenditure for the purchase of technology-based designs, iv) $22,320 in restricted cash; and v) $73,193 in reversal of deposit for acquisition of subsidiary.

Cash and Cash Equivalents

Our cash and cash equivalents as at the beginning of March 31, 2009, were $15,189,941 and decreased to $12,212,431 by the end of the period.

In future periods, we believe that our existing cash, cash equivalents and cash flows from operations, combined with availability under our revolving credit facility, will be sufficient to meet our presently anticipated future cash needs for at least the next 8 months. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue.

Trends

We are not aware of any trends, events or uncertainties that have or are reasonably likely to have a material impact on our short-term or long-term liquidity.

Inflation

We believe that inflation has not had a material or significant impact on our revenue or our results of operations.

Obligations under Material Contracts

We do not have any material contractual obligations as of March 31, 2009.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of March 31, 2009.

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

Pursuant to Rule 13a-15(b) under the Exchange Act the Company carried out an evaluation with the participation of the Company’s management, including Liu Bo, the Company’s Chief Executive Officer (“CEO”) and Samuel Sheng, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three months ended March 31, 2009. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation as to whether any change in our internal controls over financial reporting  occurred during the three months ended March 31, 2009.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

To our knowledge, there is no material litigation pending or threatened against us.

ITEM 1A. RISK FACTORS

Not Applicable.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

To our knowledge, there are no material defaults upon senior securities.

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

Except for the pro-forma consolidated balance sheets of the Company reflecting the January 2009 acquisition of Liheng Enterprise Company Limited and the audited financial statements of Liheng Enterprise Company Limited thereto, which the Company intends to file with the Commission as soon as practicable, there were no matters required to be disclosed on Form 8-K during the three months ended March 31, 2009 which were not disclosed on such form.

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

SUNWAY GLOBAL, INC.

Dated: May 14, 2009	By:	/s/ Liu Bo
Name: Liu Bo
Title: Chief Executive Officer

Dated: May 14, 2009	By:	/s/ Samuel Sheng
Name: Samuel Sheng
Title: Chief Financial Officer

