Form 10-Q
period 2009-06-30
Sunway Global Inc.
filed 2009-08-14
CIK 1096840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes □  No  □

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 14, 2009, there were 18,499,736 outstanding shares of the Registrant's Common Stock, $0.0000001 par value.

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

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying interim consolidated balance sheets, related consolidated statements of income, stockholders’ equity and cash flows statement of Sunway Global Inc. and consolidated subsidiaries as of June 30, 2009, and for the three-month and six-month periods then ended. These interim financial information statements are the responsibility of the company's management.

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

/s/ Albert Wong & Co.
Hong Kong	Albert Wong & Co.
August 14, 2009	Certified Public Accountants

SUNWAY GLOBAL INC.
CONSOLIDATED BALANCE SHEETS
AS AT JUNE 30, 2009 AND DECEMBER 31, 2008
(Stated in US Dollars)

	Notes	June 30, 2009	December 31, 2008
ASSETS		(Unaudited)	(Audited)
Current assets
Cash and cash equivalents		$7,584,827	$15,189,941
Trade receivables, net	5	3,072,723	2,953,919
Inventories	8	837,463	590,738
Advances to suppliers		1,222,794	547,952
Prepayments		61,644	-
Tender deposits		27,030	112,735
Travel advances to directors	6	67,567	38,733
Advances to employees	7	294,010	429,804
Other receivables		404,409	-

Total current assets		$13,572,467	$19,863,822
Amount due from a related company	4	830	830
Restricted cash		321,032	378,366
Property, plant and equipment, net	9	5,743,048	5,069,871
Intangible assets, net	10	9,483,878	6,576,769
Deposit for acquisition of computer software		6,886,542	1,750,751
Deposit for the acquisition of subsidiary		-	7,725,445
Deposit for property, plant and equipment		1,906,159	-
Goodwill		4,831,386	-

TOTAL ASSETS		$42,745,342	$41,365,854

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable		$96,081	$59,912
Income tax payable		128,929	632,893
Turnover and other taxes		107,649	406,839
Expected warranty liabilities	12	50,466	50,396
Customers deposits		247,522	-
Accrued liabilities		293,558	301,461
Other payables		253,520	15,168

Total current liabilities		$1,177,725	$1,466,669

TOTAL LIABILITIES		$1,177,725	$1,466,669

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.
CONSOLIDATED BALANCE SHEETS (Continued)
AS AT JUNE 30, 2009 AND DECEMBER 31, 2008
(Stated in US Dollars)

	Notes	June 30, 2009	December 31, 2008
		(Unaudited)	(Audited)
STOCKHOLDERS’ EQUITY
Series B Convertible Preferred
Stock $0.0000001 par value; 400,000
shares authorized; 160,494 shares issued
and outstanding at June 30, 2009
and December 31, 2008 respectively	13	1	1

Common stock at $0.0000001 par
value; 100,000,000 shares authorized;
18,499,736 shares issued and
outstanding at June 30, 2009
and December 31, 2008 respectively		2	2
Additional paid-in capital		22,679,965	22,679,965
Statutory reserves		3,033,855	2,127,978
Retained earnings		12,979,070	12,247,049
Accumulated other comprehensive income		2,874,724	2,844,190

		$41,567,617	$39,899,185

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY		$42,745,342	$41,365,854

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

		Six months ended June 30,
	Notes	2009	2008
Net revenues	18	$5,668,342	$8,090,863
Cost of net revenues	18	(1,981,286)	(2,376,675)

Gross profit		$3,687,056	$5,714,188

Selling expenses		(361,302)	(98,075)
General and administrative expenses		(1,384,831)	(1,429,399)

Income from operation		$1,940,923	$4,186,714
Interest expenses		(1,727)	-
Interest income		41,927	36,869
Loss on disposal of fixed assets		(9,552)	-

Income before income taxes		$1,971,571	$4,223,583

Income taxes	15	(333,673)	(672,462)

Net income		$1,637,898	$3,551,121

Net income per share:
-Basic		$0.09	$0.30

-Diluted		$0.05	$0.12

Weighted average number of common stock
-Basic	14	18,499,736	11,757,733

-Diluted	14	30,969,100	29,064,297

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

		Three months ended June 30,
	Notes	2009	2008
Net revenues	18	$2,734,631	$4,499,670
Cost of net revenues	18	(1,087,385)	(1,236,310)

Gross profit		$1,647,246	$3,263,360

Selling expenses		(180,950)	(73,542)
General and administrative expenses		(750,917)	(640,909)

Income from operation		$715,379	$2,548,909
Interest expenses		(1,728)	-
Interest income		18,735	37,152
Loss on disposal of fixed assets		(9,556)	-

Income before income taxes		$722,830	$2,586,061

Income taxes	15	(125,635)	(400,774)

Net income		$597,195	$2,185,287

Net income per share:
-Basic and diluted		$0.03	$0.14

-Diluted		$0.02	$0.08

Weighted average number of common stock
-Basic		18,499,736	15,155,118

-Diluted		30,243,833	28,619,524

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2008 AND SIX MONTHS ENDED JUNE 30, 2009
(Stated in US Dollars)(Unaudited)

					Additional			Accumulated
	Preferred	Preferred	No.		paid			other
	Series	Series	shares	Common	in	Statutory	Retained	comprehensive
	A	B	outstanding	stock	capital	reserves	earnings	income	Total
Balance, January 1, 2008	$1	$1	223,658	$1	$16,099,965	$2,127,978	$3,188,280	$1,180,288	$22,596,514
Conversion of Preferred Series A
into Common Stock	(1)	-	13,711,831	-	1	-	-	-	-
Conversion of Preferred Series B
into Common Stock	-	-	148,140	-	-	-	-	-	-
Conversion of Warrant Series J
into Common Stock	-	-	4,416,107	1	6,579,999	-	-	-	6,580,000
Net income	-	-	-	-	-	-	9,058,769	-	9,058,769
Foreign currency translation
adjustment	-	-	-	-	-	-	-	1,663,902	1,663,902

Balance, December 31,2008	$-	$1	18,499,736	$2	$22,679,965	$2,127,978	$12,247,049	$2,844,190	$39,899,185

Balance, January 1, 2009	$-	$1	18,499,736	$2	$22,679,965	$2,127,978	$12,247,049	$2,844,190	$39,899,185
Net income	-	-	-	-	-	-	1,637,898	-	1,637,898
Appropriations to statutory
Reserves	-	-	-	-	-	905,877	(905,877)	-	-
Foreign currency translation
Adjustment	-	-	-	-	-	-	-	30,534	30,534

Balance, June 30,2009	$-	$1	18,499,736	$2	$22,679,965	$3,033,855	$12,979,070	$2,874,724	$41,567,617

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

	Six months ended June 30,
	2009	2008
Cash flows from operating activities
Net income	$1,637,898	$3,551,121
Depreciation	474,148	375,389
Amortization	407,773	420,972
Loss on disposal of fixed assets	9,552	-

Adjustments to reconcile net income
to net cash provided by operating activities:
Trade receivables, net	(114,774)	(851,682)
Inventories	(245,971)	(34,545)
Advances to suppliers	(674,302)	(623,758)
Prepayments	1,037,814	114,059
Tender deposits	85,880	1,233
Travel advances to shareholders	(28,788)	(25,122)
Advances to employees	136,417	107,267
Other receivables	(404,504)	-
Accounts payable	36,096	(252,954)
Income tax payable	(504,951)	234,942
Turnover and other taxes	(299,819)	103,875
Customers deposits	247,580	(215,385)
Accrued liabilities	(8,285)	27,375
Other Payables	(185,704)	(25,438)

Net cash provided by operating activities	$1,606,060	$2,907,349

Cash flows from investing activities
Purchase of plant and equipment	$(185,311)	$(914,693)
Purchase of plant and equipment	(2,173,206)	-
Sales of short term investment	-	(434,674)
Restricted cash	57,334	61,215
Advances to a related company	-	584,415
Advances to a director	-	(624,299)
Deposit for technology-based designs	(5,134,586)	-
Deposit for property, plant and equipment	(1,906,605)	-
Reversal of deposit for acquisition of subsidiary	7,725,445	-
Acquisition of subsidiary, net of cash acquired	(7,652,252)	-

Net cash used in investing activities	$(9,269,181)	$(1,328,036)

Cash flows from financing activities	$		$
Proceeds from exercise of Series J Convertible		-		6,530,000

Net cash provided by financing activities		$-		$6,530,000

SUNWAY GLOBAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

	Six months ended June 30,
	2009	2008
Net in cash and cash equivalents sourced	$(7,663,121)	$8,109,313

Effect of foreign currency translation on
cash and cash equivalents	58,007	1,530,795

Cash and cash equivalents–beginning of year	15,189,941	5,820,100

Cash and cash equivalents–end of year	$7,584,827	$15,460,208

Supplementary cash flow information:
Interest received	$41,927	$36,869
Interest paid	1,727	-
Tax paid	838,625	672,462

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
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
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Method of Accounting (Continued)

The interim results of operations are not necessarily indicative of the results to be expected for the fiscal period ending June 30, 2009. The Company’s consolidation balance sheet as of December 31, 2008 has been taken from the Company’s consolidation balance sheet as of the date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows for the period presented.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. This basis of accounting differs in certain material respects from that used for the preparation of the books of account of the Company’s principal subsidiaries, which are prepared in accordance with the accounting principles and the relevant financial regulations applicable to enterprises with limited liabilities established in the PRC and Hong Kong, the accounting standards used in the places of their domicile. The accompanying condensed interim consolidated financial statements reflect necessary adjustments not recorded in the books of account of the Company's subsidiaries to present them in conformity with US GAAP.

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
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
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

Land use rights	43-47 years
Technology-based design	10 years

(f)	Accounting for software systems

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
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(g)	Property, plant and equipment

Plant and equipment are carried at cost less accumulated depreciation.  Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of the plant and equipment are as follows:

Buildings	20 years
Machinery and equipment	6 years
Molding	10 years
Computer software	3 - 10 years
Office equipment and motor vehicles	5 - 10 years

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
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
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

The Company considers all highly liquid investments purchased with original maturities of six months or less to be cash equivalents. The Company maintains bank accounts only in the PRC. The Company does not maintain any bank accounts in the United States of America.

	June 30, 2009	December 31, 2008
Bank of Communications, Branch of Daqing
City Economic Zone	$7,320,882	$9,606,188
Daqing City Commercial Bank	-	4,536,667
Agricultural Bank of China	52,729	930,332
China Construction Bank, Bejing Branch	160,295	-
HSBC	35,157	109,151
Cash on hand	15,764	7,603

	$7,584,827	$15,189,941

(m)	Restricted cash

Restricted cash are pledged deposits in an escrow account for investor relations purpose.

(n)	Revenue recognition

Revenue represents the invoiced value of goods sold recognized upon the delivery of goods to customers. Revenue is recognized when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists;

•	Delivery has occurred or services have been rendered;

•	The seller’s price to the buyer is fixed or determinable; and

•	Collection is reasonably assured.

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
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
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

(p)	Cost of net revenues

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

The Group did not have lease which met the criteria of capital lease. Leases which do not qualify as capital lease are classified as operating lease. Operating lease rental payment included in general and administrative expenses were $37,719 and $23,851, cost of sales were $9,864 and nil, selling expenses were $2,362 and nil for the six months ended June 30, 2009 and 2008 respectively.

(r)	Advertising

The Group expensed all advertising costs as incurred.  Advertising expenses included in selling expenses were $585 and $10,115 for the six months ended June 30, 2009 and 2008 respectively.

(s)	Shipping and handling

All shipping and handling are expensed as incurred.  Shipping and handling expenses included in selling expenses, general and administrative expenses, and cost of net revenues were $15,797 and $10,389 for the six months ended June 30, 2009 and 2008 respectively.

(t)	Research and development

All research and development costs are expensed as incurred. The research and development costs included in general and administrative expenses were $51,141 and nil for the six months ended June 30, 2009 and 2008 respectively.

(u)	Retirement benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the statements of income as incurred. The retirement benefit expenses included in general and administrative expenses and selling expenses were $58,617 and $17,964 for the six months ended June 30, 2009 and 2008 respectively.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	June 30, 2009	December 31, 2008	June 30, 2008
Twelve months ended
RMB : USD exchange rate	-	6.8542	-
Six months ended
RMB : USD exchange rate	6.8448	-	7.0726
Average three months ended
RMB : USD exchange rate	6.8399	-	6.9696
Average six months ended
RMB : USD exchange rate	6.8432	-	-

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
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
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.”  This Statement sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This Statement is effective for interim and annual periods ending after June 15, 2009. The company adopted this Statement in the quarter ended June 30, 2009. This Statement is not expected to have a material impact on the Company’s consolidated financial results.

In June 2009, the FASB issued SFAS No. 166 amends SFAS No. 140 by removing the exemption from consolidation for Qualifying Special Purpose Entities (QSPEs). This Statement also limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. The adoption of these standards is not expected to have any material impact on the Company’s Consolidated Financial Statements

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” SFAS No. 167 amends FASB Interpretation 46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. The adoption of these standards is not expected to have any material impact on the Company’s Consolidated Financial Statements.

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (the Codification). The Codification, which was launched on July 1, 2009, became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. The Codification eliminates the GAAP hierarchy contained in SFAS No. 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The implementation of this Statement is not expected to have change to the company’s Consolidated Financial Statements.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
 (Stated in US Dollars)(Unaudited)

3.	CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments which potentially expose the Group to concentrations of credit risk, consists of cash and trade receivables as of June 30, 2009 and December 31, 2008. The Group performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

As of June 30, 2009 and December 31, 2008, the Group’s bank deposits were all placed with banks in the PRC where there is currently no rule or regulation in place for obligatory insurance of bank accounts.

For the six months ended June 30, 2009 and 2008, except Daqing Sunway’ sales were one SADP from Europe, all of the Group’s sales were generated from the PRC.

The maximum amount of loss due to credit risk that the Group would incur if the counter parties to the financial instruments failed to perform is represented the carrying amount of each financial asset in the balance sheet.

Normally the Group does not obtain collateral from customers or debtors.

Details of the customers accounting for 10% or more of the Group’s revenue are as follows:

	For the six months ended June 30,
	2009	2008
Customer A	$-	$989,731
Customer B	659,506	870,963
Customer C	547,131	-
Customer D	368,163	-
Customer E	705,645	821,477
Customer I	331,776	781,887

Details of customers accounting for 10% or more of the Group’s trade receivables are as follows:

	June 30, 2009	December 31, 2008
Customer A	$181,872	$499,583
Customer B	360,856	-
Customer C	347,592	387,263
Customer D	239,950	-
Customer E	390,413	396,822
Customer F	283,198	371,218
Customer G	212,900	325,129
Customer H	200,957	-

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

4.	AMOUNT DUE FROM A RELATED COMPANY

Amount due from Rise Elite International Ltd (Rise Elite), a related company where Mr. Liu Bo, the director of the Group is a shareholder. The amount is unsecured, interest free and repayable on demand.  The amount is held by Rise Elite for the initial setup expenses.

5.	TRADE RECEIVABLES, NET

	June 30, 2009	December 31, 2008
Trade receivables, gross	$3,081,148	$2,962,333
Provision for doubtful debts	(8,425)	(8,414)

	$3,072,723	$2,953,919

All of the above trade receivables are due within one year of aging.

An analysis of the allowance for doubtful accounts for the six months ended June 30, 2009 and December 31, 2008 is as follows:

	June 30, 2009	December 31, 2008
Balance at beginning of period/year	$8,414	$7,884
Foreign exchange adjustment	11	530

Balance at end of period/year	$8,425	$8,414

Allowance was made when collection of the full amount is no longer probable.  Management reviews and adjusts this allowance periodically based on historical experience, current economic climate as well as its evaluation of the collectability of outstanding accounts. The Group evaluates the credit risks of its customers utilizing historical data and estimates of future performance.

6.	TRAVEL ADVANCES TO DIRECTORS

Travel advances were made to directors. These directors are also engaging in the management of the company and these advances are used to enable their execution of operational duties such as marketing and sales promotion.  The following table provides an analysis of the outstanding accounts.  They are unsecured, interest free and repayable on demand.

	June 30, 2009	December 31, 2008
Bo Liu	$39,598	$23,495
Deli Liang	27,969	15,238

	$67,567	$38,733

7.	ADVANCES TO EMPLOYEES

Advances to employees are advances for purchases and traveling. They are unsecured, interest free and repayable on demand.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

8.	INVENTORIES

Inventories comprise the followings:

	June 30, 2009	December 31, 2008
Finished goods	$271,622	$218,448
Work in progress	16,235	188,855
Raw materials	549,606	183,435

	$837,463	$590,738

9.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net comprise the followings:

	June 30, 2009	December 31, 2008
At cost
Building	$1,846,023	$1,447,402
Machinery and equipment	679,586	1,116,941
Moldings	4,161,305	4,155,598
Computer software	2,098,505	2,073,181
Office equipment and motor vehicles	385,166	288,736

	$9,170,585	$9,081,858
Less: accumulated depreciation	(4,043,401)	(4,011,987)

	$5,127,184	$5,069,871
Construction in progress	615,864	-

	$5,743,048	$5,069,871

 Depreciation is included in the statement of income and as follows:

	For the six months ended June 30,
	2009	2008
Cost of net revenues	$438,129	$368,794
General and administrative expenses	15,195	6,595
Selling expenses	20,824	-

	$474,148	$375,389

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

10.	INTANGIBLE ASSETS, NET

Intangible assets, net are as follows:

	June 30, 2009	December 31, 2008
Land use rights, at cost	$2,485,002	$1,354,308
Technology-based design, at cost	8,520,702	6,320,577

	$11,005,704	$7,674,885
Less: accumulated amortization	(1,521,826)	(1,098,116)

	$9,483,878	$6,576,769

Patent of the Pneumatic Tube System has been registered with the PRC government under Serial No. 264-2004 2005 with a registration fee of $347 (RMB 2,800) which was expensed in 2003.  This amount was immaterial for capitalization.

The Group acquired the rights to use a parcel of land totaling 26,522 square meters, for a consideration of $1,149,788 (RMB9,282,700), located at Daqing Hi-Tech Industry Development Zone, Daqing, Heilongjiang in the People’s Republic of China 163316 for a term of 46 years from September 16, 2005 to June 13, 2052.  The land has been used to build the Group’s facility.

The Group acquired the rights to use a parcel of land totaling 9,082 square meters, for a consideration of $89,552 (RMB613,035), located at Qingdao Hi-Tech Industry Development Zone, Qingdao, Shandong in the People’s Republic of China for a term of 48 years from November 3, 2006 to July 24, 2053. The land has been used to build the Liheng’s facility.

The issuance of land certificate is in progress, we have already paid in cash. It is totaling 10,841 square meters, for a consideration of $106,709 (RMB730,485), located at Qingdao Hi-Tech Industry Development Zone, Qingdao, Shandong in the People’s Republic of China. The land has been used to build the Lingheng’s facility.

Amortization expense included in the general and administrative expenses for the six months ended 2009 and 2008 were $407,773 and $420,972 respectively.

11.	GOODWILL

	June 30, 2009	December 31, 2008
Goodwill	$4,831,386	$-

Goodwill represents the excess of the cost of the purchases over the fair value of the net acquired identifiable assets at the date of acquisition. Goodwill is related to the acquisition of Liheng Enterprise Company Limited on January 16, 2009. (Please also see Note 19) Management annually reviews the carrying value of goodwill using the same of the discounted cash flows to determine if an impairment charge is necessary. To date, the Company determined no impairment is needed.'

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

12.	EXPECTED WARRANTY LIABILITIES

An analysis of the expected warranty liabilities as at June 30, 2009 and December 2008 is as follows:

	June 30, 2009	December 31, 2008
Balance at beginning of period/year	$50,396	$55,351
Addition of warranty liabilities	-	-
Warranty expense for the year	-	(8,533)
Foreign currency difference	70	3,578

Balance at end of period/year	$50,466	$50,396

13.	SERIES B CONVERTIBLE PREFERRED STOCK AND ASSOCIATED WARRANTS

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
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
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

On June 18, 2008, Columbia China Capital Group, Inc. converted 4,938 shares of Preferred Series B into 148,140 shares of common stock.

On November 10, 2008, Columbia China Capital Group, Inc. converted the Warrant J, totally 53,691 shares into 53,691 of common stock.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

14.	EARNINGS PER SHARE

The calculation of the basic and diluted earnings per share attributable to the common stock holders is based on the following data:

	For the six months ended June 30,
Earnings:	2009	2008
Earnings for the purpose of basic earnings per share	$1,637,898	$3,551,121
Effect of dilutive potential common stock	-	-

Earnings for the purpose of dilutive earnings per share	$1,637,898	$3,551,121

Number of shares:
Weighted average number of common stock for the purpose of basic earnings per share	18,499,736	11,757,733
Effect of dilutive potential common stock
-conversion of Series A convertible preferred stock	-	2,787,570
-conversion of Series B convertible preferred stock	4,814,820	4,952,379
-conversion of Warrant Series A	3,003,740	2,424,318
-conversion of Warrant Series B	1,201,307	822,708
-conversion of Warrant Series J	-	3,763,183
-conversion of Warrant Series C	2,494,470	1,961,291
-conversion of Warrant Series D	955,027	595,115

Weighted average number of common stock for the purpose of dilutive earnings per share	30,969,100	29,064,297

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
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

A reconciliation between the income tax computed at the U.S. statutory rate and the Group’s provision for income tax is as follows:

	Six months ended June 30,
	2009	2008
U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	(34)%	(34)%
PRC Enterprise Income Tax	25%	33%
Tax holiday	(10)%	(18)%

Provision for income tax	15%	15%

       The provision for income taxes consists of the following:

	Six months ended June 30,
	2009	2008
Current tax – PRC EIT	$333,673	$672,462
Deferred tax provision	-	-

Income tax expenses	$333,673	$672,462

16.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

17.	COMMITMENTS AND CONTINGENCIES

The Group has entered into a tenancy agreement for factory expiring through 2010. Total rental expenses for the months ended June 30, 2009 and for the year ended December 31, 2008 amounted to $49,945 and $70,922 respectively.

As at June 30, 2009, the Group’s commitments for minimum lease payments under these leases for the next one year and thereafter are as follows:

June 30,
2010	$70,009

$70,009

As of June 30, 2009, the Group had outstanding commitments with respect to the construction in progress, amounted to $8,180.

18.	SEGMENT INFORMATION

The Group currently is engaged in the manufacturing and selling of logistic transport systems. The Group has contracted with customers with four types of product altogether, workstation type A, workstation type B, workstation type C and Sunway Automatic Dispensing and Packing (“SADP”).  These three types of workstation are of the same function but with different product design.

Net revenues and cost of revenues by product:

For the six months ended	Workstation	Workstation	Workstation
June 30, 2009	Type A	Type B	Type C	SADP	Other	Consolidated

Net revenues	$2,044,292	$601,327	$2,504,453	$434,901	$83,369	$5,668,342
Cost of net
revenues	(627,672)	(174,297)	(854,162)	(254,402)	(70,753)	(1,981,286)

	$1,416,620	$427,030	$1,650,291	$180,499	$12,616	$3,687,056

For the six months ended	Workstation	Workstation	Workstation
June 30, 2008	Type A	Type B	Type C	SADP	Other	Consolidated
Net revenues	$1,654,785	$3,503,647	$2,395,149	$537,282	$-	$8,090,863

Cost of net
revenues	(428,782)	(1,042,584)	(700,954)	(204,355)	-	(2,376,675)

	$1,226,003	$2,461,063	$1,694,195	$332,927	$-	$5,714,188

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

18.  SEGMENT INFORMATION (Continued)

The Group’s operations are located in the PRC. All revenue is from customers in the PRC. All of the Group’s assets are located in the PRC. Sales of workstations are carried out in the PRC.  Accordingly, no analysis of the Group's sales and assets by geographical market is presented.

19.	ACQUISITIONS

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

Overview

Since June 27, 2007, the Company has operated as a holding company for entities that, through contractual relationships, control the business of Daqing Sunway Technology Co., Ltd. (“Daqing Sunway”), a company organized under the laws of the PRC that designs, manufactures and sells logistic transport systems and medicine dispensing systems and equipment that are principally used by hospitals and other medical facilities in the PRC. Currently our Company is the only producer of two products in the PRC. We have served approximately 300 customers in the PRC from our facilities in Daqing. We generate our revenue from sales in two product categories: pneumatic transport systems (“PTS”) and medicine dispensing systems (“SADP”).

Affected by the financial crisis and affected by equivocal reform of the medical institutions in the PRC, bring about hospital’s investment declines, the company sales declined in the second quarter of 2009, but we believe the global liquidity crisis will affect all businesses. However, our strong balance sheet and liquidity position should allow us to not only weather the current economic environment but potentially benefit and continue to execute growth strategies and pursue the numerous opportunities.

This discussion and analysis focuses on the business results of company, comparing its results in the three and six month period ended June 30, 2009 to the three and six month period ended June 30, 2008.

Three-month period ended June 30, 2009 and June 30, 2008

Results of Operations

In the three months ended June 30, 2009, the company’s net revenues, gross profit and net income decreased significantly as compared with the same period of 2008, but operating expenses increased during these periods. These decreases were primarily attributable to (i) a decline in hospital-related investment due to governmental reforms requiring pharmacies to be operated outside of and separate from hospitals in the PRC; (ii) the departure of one of our sales managers, who left to set up his own company; and (iii) our inability to boost morale in our management personnel, who have been constrained in their efforts to attract new investors by the large number of investor warrants outstanding.

The following table summarizes the results of our operations during the three months ended June 30, 2009 and 2008, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the three months ended June 30, 2009 and 2008.

	Three Months Ended June 30,
	2009	2008	Change	Change rate
Net Revenues	$2,734,631	$4,499,670	$(1,765,039)	(39.23)%
Cost of net revenues	$1,087,385	$1,236,310	$(148,925)	(12.05)%
Gross Profit	$1,647,246	$3,263,360	$(1,616,114)	(49.52)%
Gross Margin	60.24%	$72.52%		(12.28)%
Operating Income	$715,379	$2,548,909	$(1,833,530)	(71.90)%
Net Income	$597,195	$2,185,287	$(1,588,092)	(72.67)%
Net profit margin	21.84%	48.57%		(26.73)%

Net Revenue

Net revenue for the three months ended June 30, 2009, which resulted entirely from sales, was $2,734,631, a decrease of 39.23% as compared with net revenue of $4,499,670 for the three months ended June 30, 2008. In the three months ended June 30, 2009, we sold 416 workstations, a decrease of 52.99% as compared with 885 workstations sold in the three months ended June 30, 2008. The decrease was due primarily to (i) a decline in hospital-related investment due to governmental reforms requiring pharmacies to be operated outside of and separate from hospitals in the PRC; (ii) the departure of one of our sales managers, who left to set up his own company; and (iii) our inability to boost morale in our management personnel, who have been constrained in their efforts to attract new investors by the large number of investor warrants outstanding.

The following table breaks down application categories as percentage of total net revenue.

	Three Months Ended June 30,
	2009		2008
	sales	% of total sales	sales	% of total sales
PTS	$2,216,111	81.04%	$4,499,670	100.00%
SADP	$435,111	15.91%	$-	-%
OTHER	83,409	3.05%	-	-%
Total net revenue	$2,734,631	100.00%	$4,499,670	100.00%

Gross Profit

Gross profit decreased 49.52% to $1,647,246 for the three months ended June 30, 2009, as compared to $3,263,360 for the three months ended June 30, 2008. Our gross profit margin dropped 12.28% from 72.52% as of the three months ended June 30, 2008 to 60.24% as of the same period of 2009, mainly due to a decrease in product volume, which caused an increase in average fixed cost per unit.

The table below presents information about our gross profit for the periods indicated:

	Three Months Ended June 30,
	2009		2008
	US$	Gross profit margin	US$	Gross profit margin
Gross Profit	$1,647,246	60.24%	$3,263,360	72.52%

Income from Operations

Operating income decreased 71.90% to $715,379 for the three months ended June 30, 2009, as compared to $2,548,909 for the three months ended June 30, 2008. The decrease was primarily attributable to fewer sales and increased operation expenses.

Cost of Net Revenue

Cost of net revenue decreased to $1,087,385 for the three months ended June 30, 2009, representing a 12.05% decrease as compared with $1,236,310 for the same period of 2008. The decrease is primarily due to fewer sales and a decrease in product volume, which caused an increase in average fixed cost per unit.

The table below presents information about our cost of net revenue for the periods indicated:

	Three Months Ended June 30,
	2009	2008	Change
Cost of net revenue	$1,087,385	$1,236,310	12.05%

Operating Expenses

Operating expenses were $931,867 for the three months ended June 30, 2009, an increase of 30.43% as compared with $714,451 for the same period of 2008. The increase was primarily due to two factors: (1) selling expenses increased $107,408 or 146.05% to $180,950 in the three months ended June 30, 2009 from $73,542 for the same period of 2008; and (2) general and administrative expenses increased $110,008 or 17.16% to $750,917 in the three months ended June 30, 2009 from $640,909 for the same period of 2008. In the three months ended June 30, 2009, we have added to our sales force and hired a general manager for our wholly-owned subsidiary, Beijing Sunway, all of which has contributed to a sharp increase in selling and general and administrative expenses.

The table below presents information about our operating expenses for the periods indicated:

	Three Months Ended June 30,
	2009	2008	Change
Selling expenses	$180,950	$73,542	146.05%
General & Administrative expenses	$750,917	$640,909	17.16%
Total operating expenses	$931,867	$714,451	30.43%

Net Income

Net income was $597,195 for the three months ended June 30, 2009, a 72.67% decrease as compared with $2,185,287 for the same period of 2008. The decrease was primarily attributable to  a drop in sales and sharp rise in operating expenses.

Earnings Per Share

Basic and diluted earnings per share for the three months ended June 30, 2009 were $0.03 and $0.02 compared to $0.14 and $0.08 for the same period of 2008. The weighted average number of shares outstanding to calculate basic EPS was 18,499,736 and 15,155,108 for the three months ended June 30, 2009 and June 30, 2008, respectively. The weighted average number of shares outstanding to calculate diluted EPS was 30,243,833 and 28,619,524 for the three months ended June 30, 2009 and June 30, 2008.

Six-month period ended June 30, 2009 and June 30, 2008

Results of Operations

In the six months ended June 30, 2009, the company’s net revenues, gross profit and net income decreased quickly as compared with the same period in the same period of 2008, but operating expenses increased slightly during these periods. These decreases are primarily attributable to (i) ) a decline in hospital-related investment due to governmental reforms requiring pharmacies to be operated outside of and separate from hospitals in the PRC; (ii) the departure of one of our sales managers, who left to set up his own company; and (iii) our inability to boost morale in our management personnel, who have been constrained in their efforts to attract new investors by the large number of investor warrants outstanding.

The following table summarizes the results of our operations during the six months ended June 30, 2009 and 2008, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the six months ended June 30, 2009 and 2008.

	Six Months Ended June 30,
	2009	2008	Change	Change rate
Net Revenue	$5,668,342	$8,090,863	$(2,422,521)	(29.94)%
Cost of net revenue	$1,981,286	$2,376,675	$(395,389)	(16.64)%
Gross Profit	$3,687,056	$5,714,188	$(2,027,132)	(35.48)%
Gross Margin	65.05%	$70.63%		(5.58)%
Operating Income	$1,940,923	$4,186,714	$(2,245,791)	(53.64)%
Net Income	$1,637,898	$3,551,121	$(1,913,223)	(53.88)%
Net profit margin	28.90%	43.89%		(14.99)%

Net Revenue

Net revenue for the six months ended June 30, 2009, which resulted entirely from sales, was $5,668,342, a decrease of 29.94% as compared with net revenue of $8,090,863 for the six months ended June 30, 2008. In the six months ended June 30, 2009, we sold 982 workstations, a decrease of 34.84% as compared with 1,507 workstations sold in the six months ended June 30, 2008. The decrease was due to (i) a decline in hospital-related investment due to governmental reforms requiring pharmacies to be operated outside of and separate from hospitals in the PRC; (ii) the departure of one of our sales managers, who left to set up his own company; and (iii) our inability to boost morale in our management personnel, who have been constrained in their efforts to attract new investors by the large number of investor warrants outstanding. At the same time, we sold 4 SADP, an increase of 100% as compared with 2 SADP in the six months ended June 30, 2008. The increase was due primarily to our distinct price and service advantages as compared with foreign brands.

The following table breaks down application categories as percentage of total net revenue.

	Six Months Ended June 30,
	2009		2008
	sales	% of total sales	sales	% of total sales
PTS	$5,150,072	90.86%	$7,553,581	93.36%
SADP	$434,901	7.67%	$537,282	6.64%
OTHER	$83,369	1.47%	$-	-%
Total net revenue	$5,668,342	100.00%	$8,090,863	100.00%

Gross Profit

Gross profit decreased 35.48% to $3,687,056 for the six months ended June 30, 2009, as compared to $5,714,188 for the six months ended June 30, 2008. Our gross profit margin dropped 5.58% from 70.63% as of the six months ended June 30, 2008 to 65.05% as of the same period of 2009, mainly due to a decrease in product volume, which raised our average fixed cost per unit, and an adjustment to our pricing of SADP’s.

The table below presents information about our gross profit for the periods indicated:

	Six Months Ended June 30,
	2009		2008
	US$	Gross profit margin	US$	Gross profit margin
Gross Profit	$3,687,056	65.05%	$5,714,188	70.63%

Income from Operations

Operating income decreased 53.64% to $1,940,923 for the six months ended June 30, 2009, as compared to $4,186,714 for the six months ended June 30, 2008. The decrease was primarily attributable to a drop in sales and increase in operation expenses.

Cost of Net Revenue

Cost of net revenue decreased to $1,981,286 for the six months ended June 30, 2009, representing a 16.64% decrease as compared with $2,376,675 for the same period of 2008. The decrease was primarily due to fewer sales decreased product volume, which caused an increase in average fixed cost per unit.

The table below presents information about our cost of net revenue for the periods indicated:

	Six Months Ended June 30,
	2009	2008	Change
Cost of net revenue	$1,981,286	$2,376,675	(16.64)%

Operating Expenses

Operating expenses were $1,746,133 for the six months ended June 30, 2009, an increase as compared with $1,527,474 for the same period of 2008. The increase was composed by two reasons: (1) selling expenses increased $263,227 or 268.39% to $361,302 in the six months ended June 30, 2009 from $98,075 for the same period of 2008; and (2) general and administrative expenses decreased $44,568 or 3.12% to $1,384,831 in the six months ended June 30, 2009 from $1,429,399 for the same period of 2008. In the six months ended June 30, 2009, we have increased our sales force, which has led to a sharp rise in selling expenses.

The table below presents information about our operating expenses for the periods indicated:

	Six Months Ended June 30,
	2009	2008	Change
Selling expenses	$361,302	$98,075	268.39%
General & Administrative expenses	$1,384,831	$1,429,399	(3.12)%
Total operating expenses	$1,746,133	$1,527,474	14.32%

Net Income

Net income was $1,637,898 for the six months ended June 30, 2009, a decrease as compared with $3,551,121 for the same period of 2008. The decrease was primarily attributable to a drop in sales and sharp rise in operating expenses.

Earnings Per Share

Basic and diluted earnings per share for the six months ended June 30, 2009 were $0.09 and $0.05 compared to $0.30 and $0.12 for the same period of 2008. The weighted average number of shares outstanding to calculate basic EPS was 18,499,736 and 11,757,733 for the six months ended June 30, 2009 and June 30, 2008, respectively. The weighted average number of shares outstanding to calculate diluted EPS was 30,969,100 and 29,064,297 for the six months ended June 30, 2009 and June 30, 2008, respectively.

Trade Receivables, net

Trade receivables, net increased 13.70% to $3,072,723 as of June 30, 2009, compared with $2,953,919 as of December 31, 2008. The increase in trade receivables was primarily attributable to a change in our sales policy.

Inventory

Inventory consists of raw materials, finished goods and work in progress. As of June 30, 2009, the recorded value of our inventory has increased 41.77% to $837,463 from $590,738 as of December 31, 2008. The increase in inventory was primarily attributable our overestimations of market demands, and can be broken down into an  increase in finished goods from $218,448 as of December 31, 2008 to $271,622 as of June 30, 2009, an increase of 24.34%. An increase in raw material from $183,435 as of December 31, 2008 to $549,606 as of June 30, 2009, an increase of 199.62%, and a decrease in work in progress from $188,855 as of December 31, 2008 to $16,235 as of June 30, 2009, a decrease of 91.40%.

The table below presents information about our inventory for the periods indicated:

Item	June 30, 2009	December 31, 2008	Change
Finished goods	$271,622	$218,447	24.34%
Work in progress	$16,235	$188,855	(91.40	) %
Raw material	$549,606	$183,436	199.62%
Total	$837,463	$590,738	41.77%

Accounts Payable

Accounts payable amounted to $96,081 as of June 30, 2009, an increase 36,169 as compared with $59,912 as of December 31, 2008. The increase was primarily attributable to much demand for raw material for SADP.

Liquidity and Capital Resources

We have historically financed our operations and capital expenditures principally through private placements of debt and equity offerings and cash provided by operations.

The table below presents information about our cash flow for the periods indicated:

	Six months ended June 30,
	2009	2008	Change
Net cash provided by (used in) operating activities	$1,606,060	$2,907,349	$(1,301,289)
Net cash provided by (used in) investing activities	$(9,269,181)	$(1,328,036)	$(7,941,145)
Net cash provided by (used in) financing activities	$-	$6,530,000	$(6,530,000)
Effect of foreign currency translation on cash and cash equivalents	$58,007	$1,530,795	$(1,472,788)
Beginning cash and cash equivalent	$15,189,941	$5,820,100	$9,369,841
Ending cash and cash equivalent	$7,584,827	$15,460,208	$(7,875,381)

Operating Activities

For the six months ended June 30, 2009, net cash provided by operating activities was $1,606,060. This was primarily attributable to our net income of $1,637,898, adjusted by an add-back of non-cash expenses mainly consisting of depreciation , amortization, and loss on disposal of fixed assets of $891,473 offset by a $923,311 decrease in working capital. Specifically, the working capital increase was primarily due to i) a $114,774 trade receivables increase driven by change in sales policy; ii) a $245,971 inventories increase, principally raw material and work in progress, because our manager overestimate demands of the market; iii) a $674,302 increase in advance to suppliers to buy raw materials of SADP; iv) a $826,819 decrease in prepayments , travel advances to shareholders, other receivables, tender deposits and advances to employees, consisting primarily of prepayments for raw materials supplies in advance of shipment, working capital for sales staff and payment of client deposits; partially offset by a $715,083 increase in accounts payable, tax payable, loans from unrelated parties, amount due from a director, customers deposits, accrued liabilities and other payables.

Investing Activities

For the six months ended June 30, 2009, net cash used in investing activities was $9,269,181 and was primarily attributable to i) a $185,311 capital expenditure for purchase of new plant and equipment; ii) a $2,173,206 capital expenditure for purchase of new intangibles assets; iii) a $5,134,586 capital expenditure for the purchase of technology-based designs, iv) a $57,334 in restricted cash; v) a $73,193 reversal of deposit for the acquisition of Liheng Enterprise Company Limited , and vi) a $1,906,605 deposit for moulding.

Cash and Cash Equivalents

Our cash and cash equivalents as at the beginning of June 30, 2009 were $7,584,827 and decreased to $15,189,941 by the end of December 31, 2008.

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

Obligations under Material Contracts

We do not have any material contractual obligations as of June 30, 2009.

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

Revenue recognition. Revenue represents the invoiced value of goods sold recognized upon the delivery of goods to customers. Revenue is recognized when all of the following criteria are met:

●	Persuasive evidence of an arrangement exists;

●	Delivery has occurred or services have been rendered;

●	The seller’s price to the buyer is fixed or determinable, and

●	Collection is reasonably assured.

Contract revenues are recognized when the manufacturing and installation of the medical equipments is completed.  Generally, the company receives total contract sum from clients in 3 installments. A 30% deposit is received from client when the contract is signed.  A second payment of 30% is received when the project commenced.  The final sum of the remaining portion is received after the construction is completed within 4 months.

Expected warranty liabilities. The Company warrants its products against defects in design, materials, and workmanship generally for one year. A provision for estimated future costs relating to warranty expense are recorded when products are shipped, and the provision is based upon our own historical claim experience.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of June 30, 2009.

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

Pursuant to Rule 13a-15(b) under the Exchange Act the Company carried out an evaluation with the participation of the Company’s management, including Liu Bo, the Company’s Chief Executive Officer (“CEO”) and Samuel Sheng, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the six months ended June 30, 2009. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation our CEO and CFO, performed an evaluation as to whether any change in our internal controls over financial reporting  occurred during the six months ended June 30, 2009.  Based on that evaluation, our CEO and CFO concluded that no change occurred in the Company's internal controls over financial reporting during the six months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

None.

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

SUNWAY GLOBAL, INC.

Dated: August 14, 2009	By:	/s/ Liu Bo
Name: Liu Bo
Title: Chief Executive Officer

Dated: August 14, 2009	By:	/s/ Samuel Sheng
Name: Samuel Sheng
Title: Chief Financial Officer