Form 10-Q
period 2009-09-30
Sunway Global Inc.
filed 2009-11-13
CIK 1096840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 13, 2009, there were 18,499,736 outstanding shares of the Registrant's Common Stock, $0.0000001 par value.

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
SUNWAY GLOBAL INC.

CONTENTS	PAGES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	4

CONSOLIDATED BALANCE SHEETS	5 - 6

CONSOLIDATED STATEMENTS OF INCOME	7 - 8

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	9

CONSOLIDATED STATEMENTS OF CASH FLOWS	10 - 11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	12 - 31

ALBERT WONG & CO.
CERTIFIED PUBLIC ACCOUNTANTS
7th Floor, Nan Dao Commercial Building
359-361 Queen’s Road Central
Hong Kong
Tel : 2851 7954
Fax: 2545 4086

ALBERT WONG
B.Soc., Sc., ACA., LL.B.
CPA(Practising)

To:	The board of directors and stockholders of Sunway Global Inc.

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying interim consolidated balance sheets, related consolidated statements of income, stockholders’ equity and cash flows statement of Sunway Global Inc. and consolidated subsidiaries as of September 30, 2009 and 2008, and for the three-month and six-month periods then ended. These interim financial information statements are the responsibility of the company's management.

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

Hong Kong	/s/ Albert Wong & Co.
November 12, 2009	Certified Public Accountants

SUNWAY GLOBAL INC.

CONSOLIDATED BALANCE SHEETS
AS AT SEPTEMBER 30, 2009 AND DECEMBER 31, 2008
(Stated in US Dollars)

	Notes	September 30, 2009	December 31, 2008
		(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents		$4,860,548	$15,189,941
Trade receivables, net	5	3,214,439	2,953,919
Inventories	8	649,024	590,738
Advances to suppliers		1,047,955	547,952
Prepayments		236,925	-
Tender deposits		119,144	112,735
Travel advances to directors	6	92,402	38,733
Advances to employees	7	297,250	429,804
Other receivables		199,434	-
Total current assets		$10,717,121	$19,863,822
Amount due from a related company	4	830	830
Restricted cash		311,916	378,366
Property, plant and equipment, net	9	8,117,438	5,069,871
Intangible assets, net	10	13,904,188	6,576,769
Deposit for acquisition of computer software		-	1,750,751
Deposit for the acquisition of subsidiary		-	7,725,445
Deposit for technology-based designs		4,405,786	-
Deposit for property, plant and equipment		1,411,606	-
Goodwill	11	4,831,386	-
TOTAL ASSETS		$43,700,271	$41,365,854

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable		$109,007	$59,912
Income tax payable		172,452	632,893
Turnover and other taxes		21,386	406,839
Expected warranty liabilities	12	50,519	50,396
Customers deposits		300,428	-
Accrued liabilities		565,497	301,461
Other payables		8,705	15,168
Total current liabilities		$1,227,994	$1,466,669
TOTAL LIABILITIES		$1,227,994	$1,466,669

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.

CONSOLIDATED BALANCE SHEETS (Continued)
AS AT SEPTEMBER 30, 2009 AND DECEMBER 31, 2008
(Stated in US Dollars)

	Notes	September 30, 2009	December 31, 2008
		(Unaudited)	(Audited)
STOCKHOLDERS’ EQUITY
Series B Convertible Preferred Stock $0.0000001 par value; 400,000 shares authorized; 160,494 shares issued and outstanding at September 30, 2009 and December 31, 2008 respectively	13	1	1

Common stock at $0.0000001 par value; 100,000,000 shares authorized; 18,499,736 shares issued and outstanding at September 30, 2009 and December 31, 2008 respectively		2	2
Additional paid-in capital		22,679,965	22,679,965
Statutory reserves		3,033,855	2,127,978
Retained earnings		13,845,104	12,247,049
Accumulated other comprehensive income		2,913,350	2,844,190

		$42,472,277	$39,899,185

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$43,700,271	$41,365,854

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.

CONSOLIDATED STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

		Nine months ended September 30,
		2009	2008
	Notes

Net revenues	18	$8,819,247	$14,074,768
Cost of net revenues	18	(3,068,381)	(4,154,866)
Gross profit		$5,750,866	$9,919,902

Selling expenses		(697,057)	(279,167)
Loss on disposal of fixed assets		(9,553)	-
General and administrative expenses		(2,087,917)	(2,135,759)
Income from operation		$2,956,339	$7,504,976
Interest expenses		(1,727)	-
Interest income		51,971	44,698
Income before income taxes		$3,006,583	$7,549,674

Income taxes	15	(502,651)	(1,132,451)
Net income		$2,503,932	$6,417,223
Net income per share:
-Basic		$0.14	$0.46
-Diluted		$0.08	$0.22
Weighted average number of common stock
-Basic	14	18,499,736	14,003,444
-Diluted	14	30,763,019	28,690,904

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

		Three months ended September 30,
		2009	2008
	Notes

Net revenues	18	$3,150,969	$6,025,075
Cost of net revenues	18	(1,087,115)	(1,790,475)
Gross profit		$2,063,854	$4,234,600

Selling expenses		(335,787)	(187,978)
General and administrative expenses		(697,782)	(700,544)
Income from operation		$1,030,285	$3,346,078
Interest expenses		-	-
Interest income		10,041	8,267
Income before income taxes		$1,040,326	$3,354,345

Income taxes	15	(168,978)	(484,486)
Net income		$871,348	$2,869,859
Net income per share:
-Basic and diluted		$0.05	$0.16
-Diluted		$0.03	$0.10
Weighted average number of common stock
-Basic		18,499,736	18,446,045
-Diluted		30,323,548	27,587,392

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2008 AND
NINE MONTHS ENDED SEPTEMBER 30, 2009
(Stated in US Dollars)(Unaudited)

					Additional			Accumulated
	Preferred	Preferred	No.		paid			other
	Series	Series	shares	Common	in	Statutory	Retained	comprehensive
	A	B	outstanding	stock	capital	reserves	earnings	income	Total

Balance, January 1, 2008	$1	$1	223,658	$1	$16,099,965	$2,127,978	$3,188,280	$1,180,288	$22,596,514
Conversion of Preferred Series A into Common Stock	(1)	-	13,711,831	-	1	-	-	-	-
Conversion of Preferred Series B into Common Stock	-	-	148,140	-	-	-	-	-	-
Conversion of Warrant Series J into Common Stock	-	-	4,416,107	1	6,579,999	-	-	-	6,580,000
Net income	-	-	-	-	-	-	9,058,769	-	9,058,769
Foreign currency translation adjustment	-	-	-	-	-	-	-	1,663,902	1,663,902
Balance, December 31,2008	$-	$1	18,499,736	$2	$22,679,965	$2,127,978	$12,247,049	$2,844,190	$39,899,185

Balance, January 1, 2009	$-	$1	18,499,736	$2	$22,679,965	$2,127,978	$12,247,049	$2,844,190	$39,899,185
Net income	-	-	-	-	-	-	2,503,932	-	2,503,932
Appropriations to statutory Reserves	-	-	-	-	-	905,877	(905,877)	-	-
Foreign currency translation Adjustment	-	-	-	-	-	-	-	69,160	69,160
Balance, September 30, 2009	$-	$1	18,499,736	$2	$22,679,965	$3,033,855	$13,845,104	$2,913,350	$42,472,277

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

	Nine months ended September 30,
	2009	2008
Cash flows from operating activities
Net income	$2,503,932	$6,417,223
Depreciation	730,606	588,069
Amortization	743,651	638,114
Loss on disposal of fixed assets	9,553	-

Adjustments to reconcile net income to net cash provided by operating activities:
Trade receivables, net	(253,167)	(1,383,854)
Inventories	(56,811)	(142,793)
Advances to suppliers	(498,413)	(747,483)
Prepayments	862,716	90,978
Tender deposits	(6,131)	(62,756)
Travel advances to shareholders	(53,536)	(31,345)
Advances to employees	133,501	120,991
Other receivables	(199,292)	-
Accounts payable	48,915	(194,875)
Income tax payable	(461,647)	291,223
Turnover and other taxes	(386,164)	315,610
Customers deposits	300,213	(217,655)
Accrued liabilities	1,154	(5,512)
Other Payables	(168,590)	-
Net cash provided by operating activities	$3,250,490	$5,675,935

Cash flows from investing activities
Purchase of plant and equipment	$(2,808,483)	$(1,103,720)
Purchase of intangible assets	(6,916,545)	-
Amount due from a director	-	1,074,798
Restricted cash	66,450	99,019
Advances to a related company	-	611,191
Deposit for moulding	(1,410,596)	-
Deposit for technology-based designs	(2,648,886)	-
Deposit for property, plant and equipment	-	(2,917,536)
Reversal of deposit for acquisition of subsidiary	7,725,445	-
Acquisition of subsidiary, net of cash acquired	(7,652,252)	-
Net cash used in investing activities	$(13,644,867)	$(2,236,248)

Cash flows from financing activities
Proceeds from exercise of Series J Convertible	$-	$6,530,000
Net cash provided by financing activities	$-	$6,530,000

SUNWAY GLOBAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

	Nine months ended September 30,
	2009	2008

Net in cash and cash equivalents (used)/sourced	$(10,394,377)	$9,969,687
Effect of foreign currency translation on cash and cash equivalents	64,984	499,689
Cash and cash equivalents–beginning of year	15,189,941	5,820,100
Cash and cash equivalents–end of year	$4,860,548	$16,289,476

Supplementary cash flow information:
Interest received	$51,971	$44,698
Interest paid	1,727	-
Tax paid	964,297	1,101,281

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Method of Accounting (Continued)

The interim results of operations are not necessarily indicative of the results to be expected for the fiscal period ending September 30, 2009. The Company’s consolidation balance sheet as of December 31, 2008 has been taken from the Company’s consolidation balance sheet as of the date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows for the period presented.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
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

The Company adopts FASB ASC 350-40 for Internal-Use Software,,in that all expenditures incurred from start-up to completion of feasibility are expensed; development costs, after the feasibility study through system completion, are capitalized, and are depreciated over a useful life of three years. Expenditures incurred after completion are expensed as repairs and maintenance.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
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

(i)	Accounting for the impairment of long-lived assets

The Group periodically evaluates the carrying value of long-lived assets to be held and used, including intangible assets subject to amortization, when events and circumstances warrant such a review, pursuant to the guidelines established in ASC No. 350.. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognised based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
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

The Company considers all highly liquid investments purchased with original maturities of nine months or less to be cash equivalents. The Company maintains bank accounts only in the PRC. The Company does not maintain any bank accounts in the United States of America.

	September 30, 2009	December 31, 2008

Bank of Communications, Branch of Daqing City Economic Zone	$4,691,983	$9,606,188
Commercial Bank, Daqing City	-	4,536,667
Agricultural Bank of China	63,064	930,332
China Construction Bank, Beijing Branch	46,787	-
Qingdao Bank	17,540	-
HSBC	35,174	109,151
Cash on hand	6,000	7,603

	$4,860,548	$15,189,941

(m)	Restricted cash

Restricted cash are pledged deposits in an escrow account for investor relations purpose.

(n)	Revenue recognition

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
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

The Group did not have lease which met the criteria of capital lease. Leases which do not qualify as capital lease are classified as operating lease. Operating lease rental payment included in general and administrative expenses were $56,807 and $154,839, cost of sales were $9,865 and nil, selling expenses were $5,805 and nil for the nine months ended September 30, 2009 and 2008 respectively.

(r)	Advertising

The Group expensed all advertising costs as incurred.  Advertising expenses included in selling expenses were $585 and $46,779 for the nine months ended September 30, 2009 and 2008 respectively.

(s)	Shipping and handling

All shipping and handling are expensed as incurred.  Shipping and handling expenses included in selling expenses, general and administrative expenses, and cost of net revenues were $23,091 and $16,477 for the nine months ended September 30, 2009 and 2008 respectively.

(t)	Research and development

All research and development costs are expensed as incurred. The research and development costs included in general and administrative expenses were $86,191 and $18,197 for the nine months ended September 30, 2009 and 2008 respectively.

(u)	Retirement benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the statements of income as incurred. The retirement benefit expenses included in general and administrative expenses and selling expenses were $93,579 and $18,387 for the nine months ended September 30, 2009 and 2008 respectively.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	September 30, 2009	December 31, 2008	September 30, 2008
Twelve months ended
RMB : USD exchange rate	-	6.8542	-
Nine months ended
RMB : USD exchange rate	6.8376	-	6.8551
Average three months ended
RMB : USD exchange rate	6.8411	-	6.8529
Average nine months ended
RMB : USD exchange rate	6.8425	-	6.9989

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
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

ASC 105, Generally Accepted Accounting Principles (“ASC 105”) (formerly Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162) reorganized by topic existing accounting and reporting guidance issued by the Financial Accounting Standards Board (“FASB”) into a single source of authoritative generally accepted accounting principles (“GAAP”) to be applied by nongovernmental entities. All guidance contained in the Accounting Standards Codification (“ASC”) carries an equal level of authority. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Accordingly, all other accounting literature will be deemed “non-authoritative”. ASC 105 is effective on a prospective basis for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has implemented the guidance included in ASC 105 as of July 1, 2009. The implementation of this guidance changed the Company’s references to GAAP authoritative guidance but did not impact the Company’s financial position or results of operations.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
 (Stated in US Dollars)(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(z)	Recent accounting pronouncements (continued)

ASC 855, Subsequent Events (“ASC 855”) (formerly Statement of Financial Accounting Standards No. 165, Subsequent Events) includes guidance that was issued by the FASB in May 2009, and is consistent with current auditing standards in defining a subsequent event. Additionally, the guidance provides for disclosure regarding the existence and timing of a company’s evaluation of its subsequent events. ASC 855 defines two types of subsequent events, “recognized” and “non-recognized”. Recognized subsequent events provide additional evidence about conditions that existed at the date of the balance sheet and are required to be reflected in the financial statements. Non-recognized subsequent events provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date and, therefore; are not required to be reflected in the financial statements. However, certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading. This guidance was effective prospectively for interim or annual financial periods ending after June 15, 2009. The Company implemented the guidance included in ASC 855 as of July 1, 2009. The effect of implementing this guidance was not material to the Company’s financial position or results of operations.

In August 2009, the FASB issued ASC Update No. 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value (“ASC Update No. 2009-05”). This update amends ASC 820, Fair Value Measurements and Disclosures and provides further guidance on measuring the fair value of a liability. The guidance establishes the types of valuation techniques to be used to value a liability when a quoted market price in an active market for the identical liability is not available, such as the use of an identical or similar liability when traded as an asset. The guidance also further clarifies that a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are both Level 1 fair value measurements. If adjustments are required to be applied to the quoted price, it results in a level 2 or 3 fair value measurement. The guidance provided in the update is effective for the first reporting period (including interim periods) beginning after issuance. The Company does not expect that the implementation of ASC Update No. 2009-05 will have a material effect on its financial position or results of operations.

In September 2009, the FASB issued ASC Update No. 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) (“ASC Update No. 2009-12”). This update sets forth guidance on using the net asset value per share provided by an investee to estimate the fair value of an alternative investment. Specifically, the update permits a reporting entity to measure the fair value of this type of investment on the basis of the net asset value per share of the investment (or its equivalent) if all or substantially all of the underlying investments used in the calculation of the net asset value is consistent with ASC 820. The update also requires additional disclosures by each major category of investment, including, but not limited to, fair value of underlying investments in the major category, significant investment strategies, redemption restrictions, and unfunded commitments related to investments in the major category. The amendments in this update are effective for interim and annual periods ending after December 15, 2009 with early application permitted. The Company does not expect that the implementation of ASC Update No. 2009-12 will have a material effect on its financial position or results of operations.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
 (Stated in US Dollars)(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(z)	Recent accounting pronouncements (continued)

In June 2009, FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“Statement No. 167”). Statement No. 167 amends FASB Interpretation No. 46R, Consolidation of Variable Interest Entities an interpretation of ARB No. 51 (“FIN 46R”) to require an analysis to determine whether a company has a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The statement requires an ongoing assessment of whether a company is the primary beneficiary of a variable interest entity when the holders of the entity, as a group, lose power, through voting or similar rights, to direct the actions that most significantly affect the entity’s economic performance. This statement also enhances disclosures about a company’s involvement in variable interest entities. Statement No. 167 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. Although Statement No. 167 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No. 167 to have a material impact on its financial position or results of operations.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140 (“Statement No. 166”). Statement No. 166 revises FASB Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Extinguishment of Liabilities a replacement of FASB Statement 125 (“Statement No. 140”) and requires additional disclosures about transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets. It also eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets, and enhances disclosure requirements. Statement No. 166 is effective prospectively, for annual periods beginning after November 15, 2009, and interim and annual periods thereafter. Although Statement No. 166 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No. 166 will have a material impact on its financial position or results of operations.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
 (Stated in US Dollars)(Unaudited)

3.	CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments which potentially expose the Group to concentrations of credit risk, consists of cash and trade receivables as of September 30, 2009 and December 31, 2008. The Group performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

As of September 30, 2009 and December 31, 2008, the Group’s bank deposits were all placed with banks in the PRC where there is currently no rule or regulation in place for obligatory insurance of bank accounts.

For the nine months ended September 30, 2009 and 2008, except Daqing Sunway’ sales were one SADP from Europe, all of the Group’s sales were generated from the PRC.

The maximum amount of loss due to credit risk that the Group would incur if the counter parties to the financial instruments failed to perform is represented the carrying amount of each financial asset in the balance sheet.

Normally the Group does not obtain collateral from customers or debtors.

Details of the customers accounting for 10% or more of the Group’s revenue are as follows:

	For the nine months ended September 30,
	2009	2008
Customer A	$906,389	$1,550,244
Customer D	-	1,500,236

Details of customers accounting for 10% or more of the Group’s trade receivables are as follows:

	September 30, 2009	December 31, 2008

Customer A	$325,799	$499,583
Customer B	480,658	396,822
Customer C	-	387,263
Customer D	-	371,218
Customer E	-	325,129
Customer F	317,636	315,570
Customer H	286,686	-
Customer I	277,874	-

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

4.	AMOUNT DUE FROM A RELATED COMPANY

Amount due from Rise Elite International Ltd (Rise Elite), a related company where Mr. Liu Bo, the director of the Group is a shareholder. The amount is unsecured, interest free and repayable on demand.  The amount is held by Rise Elite for the initial setup expenses.

5.	TRADE RECEIVABLES, NET
	September 30, 2009	December 31, 2008

Trade receivables, gross	$3,222,873	$2,962,333
Provision for doubtful debts	(8,434)	(8,414)
	$3,214,439	$2,953,919
All of the above trade receivables are due within one year of aging.

An analysis of the allowance for doubtful accounts for the nine months ended September 30, 2009 and December 31, 2008 is as follows:
	September 30, 2009	December 31, 2008

Balance at beginning of period/year	$8,414	$7,884
Foreign exchange adjustment	20	530
Balance at end of period/year	$8,434	$8,414

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

	September 30, 2009	December 31, 2008

Bo Liu	$39,890	$23,495
Deli Liang	52,512	15,238
	$92,402	$38,733

7.	ADVANCES TO EMPLOYEES

Advances to employees are advances for purchases and traveling. They are unsecured, interest free and repayable on demand.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

8.	INVENTORIES

Inventories comprise the followings:
	September 30, 2009	December 31, 2008

Finished goods	$138,783	$218,448
Work in progress	23,197	188,855
Raw materials	487,044	183,435
	$649,024	$590,738

9.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net comprise the followings:
	September 30, 2009	December 31, 2008
At cost
Building	$1,847,967	$1,447,402
Machinery and equipment	680,302	1,116,941
Moldings	6,506,045	4,155,598
Computer software	2,100,715	2,073,181
Office equipment and motor vehicles	410,438	288,736
	$11,545,467	$9,081,858
Less: accumulated depreciation	(4,298,298)	(4,011,987)
	$7,247,169	$5,069,871
Construction in progress	870,269	-
	$8,117,438	$5,069,871

 Depreciation is included in the statement of income and as follows:

	For the nine months ended September 30,
	2009	2008
Cost of net revenues	$619,907	$577,959
General and administrative expenses	78,897	10,110
Selling expenses	31,802	-
	$730,606	$588,069

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

10.	INTANGIBLE ASSETS, NET

Intangible assets, net are as follows:
	September 30, 2009	December 31, 2008

Land use rights, at cost	$2,494,931	$1,354,308
Technology-based design, at cost	13,254,223	6,320,577
	$15,749,154	$7,674,885
Less: accumulated amortization	(1,844,966)	(1,098,116)
	$13,904,188	$6,576,769

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

The Group acquired the rights to use a parcel of land totaling 9,082 square meters, for a consideration of $89,552 (RMB613,035), located at Qingdao Hi-Tech Industry Development Zone, Qingdao, Shandong in the People’s Republic of China for a term of 48 years from November 3, 2006 to July 24, 2053. The land has been used to build the Lingheng’s facility.

The issuance of land certificate is in progress, we have already paid in cash. It is totaling 10,841 square meters, for a consideration of $106,709 (RMB730,485), located at Qingdao Hi-Tech Industry Development Zone, Qingdao, Shandong in the People’s Republic of China. The land has been used to build the Lingheng’s facility.

The Group acquired the design and internal device control of medicine dispensing and packing machine, for a consideration of $6,988,882 (RM B47,300,000).

Amortization expense included in the general and administrative expenses for the nine months ended 2009 and 2008 were $743,651 and $638,114 respectively.

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

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

12.	EXPECTED WARRANTY LIABILITIES

An analysis of the expected warranty liabilities as at September 30, 2009 and December 2008 is as follows:

	September 30, 2009	December 31, 2008

Balance at beginning of period/year	$50,396	$55,351
Addition of warranty liabilities	-	-
Warranty expense for the year	-	(8,533)
Foreign currency difference	123	3,578
Balance at end of period/year	$50,519	$50,396

13.	SERIES B CONVERTIBLE PREFERRED STOCK AND ASSOCIATED WARRANTS

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
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

On June 18, 2008, Columbia China Capital Group, Inc. converted 4,938 shares of Preferred Series B into 148,140 shares of common stock.

On November 10, 2008, Columbia China Capital Group, Inc. converted the Warrant J, totally 53,691 shares into 53,691 of common stock.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

14. EARNINGS PER SHARE

The calculation of the basic and diluted earnings per share attributable to the common stock holders is based on the following data:

	For the nine months ended September 30,
	2009	2008
Earnings:
Earnings for the purpose of basic earnings per share	$2,503,932	$6,417,223
Effect of dilutive potential common stock	-	-
Earnings for the purpose of dilutive earnings per share	$2,503,932	$6,417,223

Number of shares:
Weighted average number of common stock for the purpose of basic earnings per share	18,499,736	14,003,444
Effect of dilutive potential common stock
-conversion of Series A convertible preferred stock	-	1,851,598
-conversion of Series B convertible preferred stock	4,814,820	4,906,191
-conversion of Warrant Series A	2,940,791	2,311,283
-conversion of Warrant Series B	1,160,176	748,849
-conversion of Warrant Series J	-	1,848,402
-conversion of Warrant Series C	2,432,728	521,504
-conversion of Warrant Series D	914,768	2,499,633
Weighted average number of common stock for the purpose of dilutive earnings per share	30,763,019	28,690,904

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
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

A reconciliation between the income tax computed at the U.S. statutory rate and the Group’s provision for income tax is as follows:

	Nine months ended September 30,
	2009	2008

U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	(34)%	(34)%
PRC Enterprise Income Tax	25%	25%
Tax holiday	(10)%	(10)%
Provision for income tax	15%	15%

The provision for income taxes consists of the following:

	Nine months ended September 30,
	2009	2008

Current tax – PRC EIT	$502,651	$1,132,451
Deferred tax provision	-	-
Income tax expenses	$502,651	$1,132,451

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

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

17. COMMITMENTS AND CONTINGENCIES

The Group has entered into a tenancy agreement for factory expiring through 2010. Total rental expenses for the months ended September 30, 2009 and for the year ended December 31, 2008 amounted to $49,945 and $154,839 respectively.

As at September 30, 2009, the Group’s commitments for minimum lease payments under these leases for the next one year and thereafter are as follows:

September 30,
2010	$70,009
$70,009

As of September 30, 2009, the Group had outstanding commitments with respect to the construction in progress, amounting to $8,180.

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

Net revenues and cost of revenues by product:
For the Nine Months ended September 30,	Workstation	Workstation	Workstation
2009	Type A	Type B	Type C	SADP	Other	Consolidated

Net revenues	$3,157,837	$1,177,786	$3,727,970	$672,276	$83,378	$8,819,247
Cost of net revenues	(999,727)	(364,953)	(1,271,340)	(361,927)	(70,434)	(3,068,381)
	$2,158,110	$812,833	$2,456,630	$310,349	$12,944	$5,750,866

For the Nine Months ended September 30,	Workstation	Workstation	Workstation
2008	Type A	Type B	Type C	SADP	Other	Consolidated

Net revenues	$2,880,802	$5,435,885	$4,400,717	$1,357,364	$-	$14,074,768
Cost of net revenues	(751,548)	(1,555,025)	(1,211,795)	(636,498)	-	(4,154,866)
	$2,129,254	$3,880,860	$3,188,922	$720,866	$-	$9,919,902

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
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

Overview

Since June 27, 2007, the Company has operated as a holding company for entities that, through contractual relationships, control the business of Daqing Sunway Technology Co., Ltd. (“Daqing Sunway”), a company organized under the laws of the PRC that designs, manufactures and sells logistic transport systems and medicine dispensing systems and equipment that are principally used by hospitals and other medical facilities in the PRC. Currently our Company is the only producer of two products in the PRC. We have served approximately 300 customers in the PRC from our facilities in Daqing and Qingdao. We generate our revenue from sales in two product categories: pneumatic transport systems (“PTS”) and medicine dispensing systems (“SADP”). We forecast that our company’s third product, and advanced automatic dispensing system, will be introduced to the market in the first quarter of 2010.

Our sales were negatively affected by the global financial crisis and uncertainty in the market caused by recent government reforms to medical institutions in the PRC in nine months ended September 30, 2009. We believe the global liquidity crisis has affected all businesses. However, unlike other businesses, our strong balance sheet and liquidity position should enable us to not only weather the current economic environment but potentially benefit and continue to execute growth strategies and pursue opportunities as they arise.

This discussion and analysis focuses on the business results of Daqing Sunway, comparing its results in the three and nine month periods ended September 30, 2009 to the three and nine month periods ended September 30, 2008.

Three-month period ended September 30, 2009 and September 30, 2008

Results of Operations

In the three months ended September 30, 2009, the company’s net revenues, gross profit and net income decreased quickly as compared with the same period of 2008, but operating expenses increased during the same periods. These decreases are primarily attributable to the departure of one of our sales managers, who left to set up his own company in the fourth quarter of 2008. However, in the third quarter of 2009, we hired a new vice-president of sales and have been to perfect our sales system. We believe that an improved sales network and the pending introduction of a new product- —an advanced autormatic dispensing system —to the market will increase our sales in 2010. Our new product is currently undergoing testing and is expected to be introduced to the market in the first quarter of 2010.

The following table summarizes the results of our operations during the three months ended September 30, 2009 and 2008, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the three months ended September 30, 2009 and 2008.

	Three Months Ended September 30,
	2009	2008	Change	Change rate
Net Revenue	$3,150,969	$6,025,075	$(2,874,106)	(47.70)%
Cost of net revenue	$1,087,115	$1,790,475	$(703,360)	(39.28)%
Gross Profit	$2,063,854	$4,234,600	$(2,170,746)	(51.26)%
Gross Margin	65.50%	70.28%		(4.78)%
Operating Income	$1,030,285	$3,346,078	$(2315793)	(69.21)%
Net Income	$871,348	$2,869,859	$(1,998,511)	(69.64)%
Net profit margin	27.65%	47.63%		(19.98)%

Net Revenue

Net revenue for the three months ended September 30, 2009, which resulted entirely from sales, was $3,150,969, a decrease of 47.70% as compared with net revenue of $6,025,075 for the three months ended September 30, 2008. In the three months ended September 30, 2009, we sold 542 workstations, a decrease of 46.60% as compared with 1,015 workstations sold in the three months ended September 30, 2008. During the same period ended September 30, 2009, we also sold two units of SADP, a decrease of 33.33% as compared with three units of SADP in the three months ended September 30, 2008. The decrease was due primarily to (i) a decline in hospital-related investment due to governmental reforms requiring pharmacies to be operated outside of and separate from hospitals in the PRC; (ii) the departure of one of our sales managers, who left to set up his own company; and (iii) our inability to boost morale in our management personnel, who have been constrained in their efforts to attract new investors by the large number of investor warrants outstanding.

The following table breaks down our product categories as percentage of total net revenue.

	Three Months Ended September 30,
	2009		2008
	sales	% of total sales	Sales	% of total sales
PTS	$2,913,590	92.47%	$5,193,310	86.19%
SADP	$237,379	7.53%	$831,765	13.81%
Total net revenue	$3,150,969	100.00%	$6,025,075	100.00%

Gross Profit

Gross profit decreased 51.26% to $2,063,854 for the three months ended September 30, 2009, as compared to $4,234,600 for the three months ended September 30, 2008. Our gross profit margin dropped 4.78% from70.28% as of the three months ended September 30, 2008 to 65.50% as of the same period of 2009, mainly due to a decrease in product volume caused the rise of average fixed cost per unit.

The table below presents information about our gross profit for the periods indicated:

	Three Months Ended September 30,
	2009		2008
	US$	Gross profit margin	US$	Gross profit margin

Gross Profit	$2,063,854	65.50%	$4,234,600	70.28%

Income from Operations

Operating income decreased 69.21% to $1,030,285 for the three months ended September 30, 2009, as compared to $3,346,078 for the three months ended September 30, 2008. The decrease was primarily attributable to a decrease in sales and increase in operating expenses.

Cost of Net Revenue

Cost of net revenue decreased to $1,087,115 for the three months ended September 30, 2009, representing a 39.28% decrease as compared with $1,790,475 for the same period of 2008. The decrease is primarily due to a decrease in sales and decrease in product volume caused by the rise of average fixed cost per unit.

The table below presents information about our cost of net revenue for the periods indicated:

	Three Months Ended September 30,
	2009	2008	Change
Cost of net revenue	$1,087,115	$1,790,475	(39.28)%

Operating Expenses

Operating expenses were $1,033,569 for the three months ended September 30, 2009, an increase as compared with $888,522 for the same period of 2008. The increase was primarily attributable to (1) selling expenses increased $147,809 or 78.63% to $335,787 in the three months ended September 30, 2009 from $187,978 for the same period of 2008; and (2) general and administrative expenses decreased $697,782 or 0.39% in the three months ended September 2009 from $700,544 for the same period of 2008. In the three months ended September 2009, we have added 31 employees to our sales force and direct sales offices, which caused a sharp increase in selling expenses.

The table below presents information about our operating expenses for the periods indicated:

	Three Months Ended September 30,
	2009	2008	Change
Selling expenses	$335,787	$187,978	78.63%
General & Administrative expenses	$697,782	$700,544	(0.39)%
Total operating expenses	$1,033,569	$888,522	16.32%

Net Income

Net income was $871,348 for the three months ended September 30, 2009, a decrease of 69.64% as compared with $2,869,859 for the same period of 2008. The decrease was primarily attributable to a drop in sales and a substantial rise in operating expenses.

Earnings Per Share

Basic and diluted earnings per share for the three months ended September 30, 2009 were $0.05 and $0.03 compared to $0.16 and $0.10 for the same period of 2008. The weighted average number of shares outstanding to calculate basic EPS was 18,499,736 and 18,446,045 for the three months ended September 30, 2009 and September 30, 2008, respectively. The weighted average number of shares outstanding to calculate diluted EPS was 30,323,548 and 27,587,392 for the three months ended September 30, 2009 and September 30, 2008, respectively.

Nine-month period ended September 30, 2009 and September 30, 2008

Results of Operations

In the nine months ended September 30, 2009, our company’s net revenue, gross profit and net income decreased as compared with the same period of 2008, but operating expenses increased quickly during the same periods. The decreases are primarily attributable to (i) negative effects of the global financial crisis; (ii) a decline in hospital-related investment due to governmental reforms requiring pharmacies to be operated outside of and separate from hospitals in the PRC; (iii) the departure of one of our sales managers, who left to set up his own company; and (iv) our inability to boost morale in our management personnel, who have been constrained in their efforts to attract new investors by the large number of investor warrants outstanding. We recently hired a new vice-president of sales in the third quarter of 2009, and have started to perfect our company’s sales system. We believe that an improved sales network and the pending introduction of a new product- an advanced automatic dispensing system - will increase our sales in 2010.  Our new product is currently undergoing testing and is expected to be introduced to the market in the first quarter of 2010.

The following table summarizes the results of our operations during the nine months ended September 30, 2009 and 2008, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the nine months ended September 30, 2009 and 2008.

	Nine Months Ended September 30,
	2009	2008	Change	Change rate
Net Revenue	$8,819,247	$14,074,768	$(5,255,521)	(37.34)%
Cost of net revenue	$3,068,381	$4,154,866	$(1,086,485)	(26.15)%
Gross Profit	$5,750,866	$9,919,902	$(4,169,036)	(42.03)%
Gross Margin	65.21%	$70.48%		(5.27)%
Operating Income	$2,965,892	$7,504,976	$(4,539,084)	(60.48)%
Net Income	$2,503,932	$6,417,223	$(3,913,291)	(60.98)%
Net profit margin	28.39%	45.59%		(17.20)%

Net Revenue

Net revenue for the nine months ended September 30, 2009, which resulted entirely from sales, was $8,819,247, a decrease of 37.34% as compared with net revenue of $14,074,768 for the nine months ended September 30, 2008. In the nine months ended September 30, 2009, we sold 1,524 workstations, a decrease of 40.28% as compared with 2,552 workstations sold in the nine months ended September 30, 2008. The decrease was due primarily to (i) negative effects of the global financial crisis; (ii) a decline in hospital-related investment due to governmental reforms requiring pharmacies to be operated outside of and separate from hospitals in the PRC; (iii) the departure of one of our sales managers, who left to set up his own company; and (iv) our inability to boost morale in our management personnel, who have been constrained in their efforts to attract new investors by the large number of investor warrants outstanding.  Notwithstanding the decrease in workstation sales, we sold six units of SADP in the nine months ended September 30, 2009, an increase of 20.00% as compared with five units of SADP sold in the nine months ended September 30, 2008.

The following table breaks down application categories as percentage of total net revenue.

	Nine Months Ended September 30,
	2009		2008
	sales	% of total sales	sales	% of total sales
PTS	$8,063,593	91.43%	$12,717,404	90.36%
SADP	$672,276	7.62%	$1,357,364	9.64%
Other	83,378	0.95%	-	-
Total net revenue	$8,819,247	100.00%	$14,074,768	100.00%

Gross Profit

Gross profit decreased 42.03% to $5,750,866 for the nine months ended September 30, 2009, as compared to $9,919,902 for the nine months ended September 30, 2008. Our gross profit margin dropped 5.27% from 70.48% as of the nine months ended June 30, 2008 to 65.21% as of the same period of 2009, mainly due to a decrease in product output caused by the rise of average fixed cost per unit and an approximately 33% decrease in the pricing of SADP units as compared to SADP pricing prior to January 1, 2009.

The table below presents information about our gross profit for the periods indicated:

	Nine Months Ended September 30,
	2009		2008
	US$	Gross profit margin	US$	Gross profit margin

Gross Profit	$5,750,866	65.21%	$9,919,902	70.48%

Income from Operations

Operating income decreased 60.48% to $2,965,892 for the nine months ended September 30, 2009, as compared to $7,504,976 for the nine months ended September 30, 2008. The decrease was primarily attributable to a decrease in sales and increase in operating expenses.

Cost of Net Revenue

Cost of net revenue decreased to $3,068,381 for the nine months ended September 30, 2009, representing a 26.15% decrease as compared with $4,154,866 for the same period of 2008. The decrease is primarily due to a decrease in sales and a decrease in product volume caused by the rise of average fixed cost per unit.

The table below presents information about our cost of net revenue for the periods indicated:

	Nine Months Ended September 30,
	2009	2008	Change
Cost of net revenue	$3,068,381	$4,154,866	(26.15)%

Operating Expenses

Operating expenses were $2,784,974 for the nine months ended September 30, 2009, an increase of 15.32% as compared with $2,414,926 for the same period of 2008. The increase was primarily attributable to (1) an increase in selling expenses of $417,890 or 149.69% to $697,057 in the nine months ended September 30, 2009 from $279,167 for the same period of 2008; and (2) a decrease in general and administrative expenses of $47,842 or 2.24% to 2,087,917 in the nine months ended September 2009 from $2,135,759 for the same period of 2008. In the third quarter of 2009, we added 31 employees to our sales force and set up direct sales offices. The combination of these factors contributed to a sharp increase in selling expenses.

The table below presents information about our operating expenses for the periods indicated:

	Nine Months Ended September 30,
	2009	2008	Change
Selling expenses	$697,057	$279,167	149.69%
General & Administrative expenses	$2,087,917	$2,135,759	(2.24)%
Total operating expenses	$2,784,974	$2,414,926	15.32%

Net Income

Net income was $2,503,932 for the nine months ended September 30, 2009, a decrease as compared with $6,417,223 for the same period of 2008. The decrease was primarily attributable to decrease in sales and an increase in operating expenses.

Earnings Per Share

Basic and diluted earnings per share for the nine months ended September 30, 2009 were $0.14 and $0.08, compared to $0.46 and $0.22 for the same period of 2008. The weighted average number of shares outstanding to calculate basic EPS was 18,499,736 and 14,003,444 for the nine months ended September 30, 2009 and September 30, 2008, respectively. The weighted average number of shares outstanding to calculate diluted EPS was 30,763,019 and 28,690,904 for the nine months ended September 30, 2009 and September 30, 2008, respectively.

Trade Receivables, net

Trade receivables, net increased 8.82% to $3,214,439 as of September 30, 2009, compared with $2,953,919 as of December 31, 2008. The increase in trade receivables was primarily attributable to change in our sales policy.   In the three months ended September 30, 2009, we changed our trade receivables policy to require that the remaining 5 percent of the amount due under the purchase contract is received within one year after the acceptance test completed. Previously, we required receipt of the remaining 5 percent immediately after the acceptance test completed.

Inventory

Inventory consists of raw materials, finished goods and work in progress. As of September 30, 2009, the recorded value of our inventory increased 9.87% to $649,024 from $590,738 as of December 31, 2008. The increase is mainly due to (1) increase in raw material inventory from $183,435 as of December 31, 2008 to $487,044 as of September 30, 2009, an increase of 165.51%; (2) a decrease in work in progress inventory from $188,855 as of December 31, 2008 to $23,197 as of September 30, 2009, a decrease of 87.72%; and(3) a decrease in finished goods from $218,448 as of December 31, 2008 to $138,783 as of September 30, 2009, a decrease of 36.47%. The increase was primarily attributable to an expected increase in sales volume based upon market research and several confirmed purchase agreements for our products.

The table below presents information about our inventory for the periods indicated:

Item	September 30, 2009	December 31, 2008	Change
Finished goods	$138,783	$218,448	(36.47)%
Work in progress	$23,197	$188,855	(87.72)%
Raw material	$487,044	$183,435	165.51%
Total	$649,024	$590,738	9.87%

Accounts Payable

Accounts payable amounted to $109,007 at September 30, 2009, an increase of 81.95% as compared with $59,912 at December 31, 2008. The increase was primarily attributable to the increased volume of raw material purchased.

Liquidity and Capital Resources

We have historically financed our operations and capital expenditures principally through private placements of debt and equity offerings and cash provided by operations.

The table below presents information about our cash flow for the periods indicated:

	Nine months ended September 30,
	2009	2008	Change
Net cash provided by (used in) operating activities	$3,250,490	$5,675,935	$(2,425,445)
Net cash provided by (used in) investing activities	$(13,644,867)	$(2,236,248)	$(11,408,619)
Net cash provided by (used in) financing activities	$-	$6,530,000	$(6,530,000)
Effect of foreign currency translation on cash and cash equivalents	$64,984	$499,689	$(434,705)
Beginning cash and cash equivalent	$15,189,941	$5,820,100	$9,369,841
Ending cash and cash equivalent	$4,860,548	$16,289,476	$(11,428,928)

Operating Activities

For the nine months ended September 30, 2009, net cash provided by operating activities was $3,250,490. This was primarily attributable to our net income of $2,503,932, adjusted by an add-back of non-cash expenses mainly consisting of depreciation, amortization and loss on disposal of fixed assets of $1,483,810 offset by a $737,252 decrease in working capital. Specifically, the working capital increase was primarily due to (i) a $253,167 trade receivables increase driven by change in sales policy; (ii) a $56,811 inventories increase, comprised principally raw material and work in progress, due to in-house market research and the confirmation of several purchase agreements for our products; (iii) a $498,413 increase in advances to suppliers to buy raw materials; (iv) a $737,258 increase in prepayments , travel advances to shareholders, other receivables, tender deposits and advances to employees, consisting primarily of prepayments for raw materials supplies in advance of shipment, working capital of sales employee and pay deposit for client; partially offset by a $666,119 decrease in accounts payable, tax payable, loans from unrelated parties, amount due from a director, customers deposits, accrued liabilities and other payables.

Investing Activities

For the nine months ended September 30, 2009, net cash used in investing activities was $13,644,867 and was primarily attributable to (i) a $2,808,483 capital expenditure to purchase some new plant and equipment for our Qingdao factory and the manufacture of our new product, an advanced  automatic dispensing system; (ii) a $6,916,545 capital expenditure to purchase new intangible assets for our new product and to improve our existing dispensary system; (iii) a $2,648,886 capital expenditure to purchase technology-based designs, (iv) a $66,450 in restricted cash; (v) $73,193 in reversal of deposit for the acquisition of Liheng Enterprise Company Limited, and (vi) a $1,410,596 deposit for moulding.

Cash and Cash Equivalents

Our cash and cash equivalents as at the beginning of December 31, 2008 were $15,189,941 and decreased to $4,860,548 at September 30, 2009.

In future periods, we believe that our existing cash, cash equivalents and cash flows from operations, combined with availability under any revolving credit facility, we may establish, will be sufficient to meet our presently anticipated future cash needs for at least the next six months. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue.

Trends

We are not aware of any trends, events or uncertainties that have or are reasonably likely to have a material impact on our short-term or long-term liquidity.

Inflation

We believe that inflation has not had a material or significant impact on our revenue or our results of operations.

Obligations under Material Contracts

We do not have any material contractual obligations as of September 30, 2009.

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

Impairment of long-lived assets. We account for impairment of property, plant and equipment and amortizable intangible assets in accordance with ASC 350. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose. During the reporting years, there was no impairment loss incurred. Competitive pricing pressure and changes in interest rates, could materially and adversely affect our estimates of future net cash flows to be generated by our long-lived assets.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of September 30, 2009.

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

Pursuant to Rule 13a-15(b) under the Exchange Act the Company carried out an evaluation with the participation of the Company’s management, including Liu Bo, the Company’s Chief Executive Officer (“CEO”) and Samuel Sheng, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the nine months ended September 30, 2009. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation our CEO and CFO, performed an evaluation as to whether any change in our internal controls over financial reporting  occurred during the nine months ended September 30, 2009.  Based on that evaluation, our CEO and CFO concluded that no change occurred in the Company's internal controls over financial reporting during the nine months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

SUNWAY GLOBAL INC.

Dated: November 13, 2009	By:	/s/ Liu Bo
Name: Liu Bo
Title: Chief Executive Officer

Dated: November 13, 2009	By:	/s/ Samuel Sheng
Name: Samuel Sheng
Title: Chief Financial Officer