Form 10-K/A
period 2008-12-31
Sunway Global Inc.
filed 2010-01-15
CIK 1096840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Explanatory Note

We are amending our Annual Report on Form 10-K for the year ended December 31, 2008 solely to include revisions in Item 9A, Controls and Procedures and Item 13, Certain Relationships And Related Transactions, And Director Independence.  This amendment includes only Item 9A, Item 13, the signature page and paragraphs 1, 2, 4 and 5 of the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Exhibits 31.1 and 31.2).

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

Based upon their evaluation as of the end of the period covered by this annual report, the Company's chief executive officer and chief financial officer concluded that, because of the significant deficiencies in internal control over financial reporting described below, the Company's disclosure controls and procedures are not effective as of December 31, 2008.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

We engaged PricewaterhouseCoopers (“PwC”) to assist the Company in improving the internal control system based on COSO internal control framework.  Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2008, Management identified significant deficiencies related to the following:

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

We believe that the foregoing steps will remediate the significant deficiencies identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

Management believes that these deficiencies do not amount to a material weakness.  Therefore, our internal controls over financial reporting were effective as of December 31, 2008.

A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company's financial reporting.

Our management is not aware of any material weaknesses in our internal control over financial reporting, and nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statements as of December 31, 2008.  The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements. Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement of omission in any report we have filed with or submitted to the Commission. Accordingly, we believe that our financial controls were effective.

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

As of the beginning of fiscal year 2008, $585,678 was due from Beijing Sunway New-Force Medical Treatment Tech Co., Ltd. (“Beijing Sunway”), a related company in which Liang Deli, a director of Sunway Global, held a 44% equity interest prior to March 2008 shareholder. All of this loan was paid off in March 2008.

As of the beginning of fiscal year 2008 and as of December 31, 2008, a nominal amount of $830, was due from Rise Elite, a related company owned by Liu Bo, our chief executive officer and chairman of the board of directors, and Liang Deli, a director.

As of the beginning of fiscal year 2008, $1,028,474 was due from Liu Bo for the proposed development of representative offices in Beijing, Hang Zhou, Xi’an & Shanghai. This loan was paid off in June 2008 and as of December 31, 2008, no amounts were outstanding.

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

SUNWAY GLOBAL INC.

January 15, 2010	By:	/s/ Liu Bo
Liu Bo
Chief Executive Officer and Chairman (principal executive officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Liu Bo	Chief Executive Officer and Chairman of the Board of Directors	January 15, 2010
Liu Bo

/s/ Samuel Sheng	Chief Financial Officer (principal financial and accounting officer)	January 15, 2010
Samuel Sheng

/s/ Liang Deli	Director	January 15, 2010
Liang Deli