Form 10-K
period 2009-12-31
Sunway Global Inc.
filed 2010-04-14
CIK 1096840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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

86-459-604-6043
(Registrant’s telephone number, including area code)

______________________________________________________________________________________
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

(COVER CONTINUES ON FOLLOWING PAGE)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes      ☐ No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates as of
June 30, 2009 was approximately $13,920,080 based upon the closing price of the common stock of $4.25 as quoted by Nasdaq OTC Bulletin Board on June 30, 2009.

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

As of March 24, 2010, there were 18,499,736 issued and outstanding shares of the issuer’s common stock.

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

FORWARD LOOKING STATEMENTS

In this annual report, references to “Sunway Global,” “Sunway,” “SUWG,” “the Company,” “we,” “us,” and “our” refer to Sunway Global Inc.

This Annual Report on Form 10-K (including the section regarding Management’s Discussion and Analysis or Plan of Operation) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-K. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our Management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risks Related to Our Business” below, as well as those discussed elsewhere in this Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the Securities and Exchange Commission (“SEC”). We make available on our website under “Investor Relations/SEC Filings,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. Our website address is www.sunwaytech.com.cn/.   You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

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

Our customers are primarily hospitals and medical appliance companies in the People’s Republic of China (the “PRC”). As the market for pneumatic transport systems (“PTS”) and medicine dispensing system (“SADP”) are still an emerging market, official data about the industry in general and competition in particular have not been readily available. Based on information we have collected from bids, the internet and other market intelligence, it is our estimate that among the hospitals that have adopted pneumatic transport systems and medicine dispensing system in China, we were the supplier to the largest number of hospitals in 2005, 2006, 2007, 2008 and 2009. In 2005, we sold 1,105 units PTS to 43 hospitals and medical facilities and recognized revenue of $5,047,365. In 2006, we sold 1,930 units PTS to 65 hospitals and medical facilities and recognized revenue of $8,914,139. In 2007, we sold 2,575 units PTS to 87 hospitals and medical facilities and recognized revenue of $11,865,138. In 2008, we sold 3,669 units PTS and 5 units SADP to 96 hospitals. In 2009, we sold 2,279 units PTS and 11 units SADP to 52 hospitals. We sell our products both directly, through our sales employees and direct sales office and indirectly, through twelve independent sales agents and four direct sales office. Our sales network covers Beijing, Shanghai, Guangzhou, Xi’an and 13 other provinces in the PRC.

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

As contemplated by the reverse merger and approved by a majority of shareholders on June 28, 2007, the Company effected a 86.3035-for-one reverse split of its common stock that took effect on February 7, 2008.

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

Description of Our Products and Services

Medical Transport Systems

The Company’s principal product has been the SUNTRANS-160 pneumatic tube transport system (“PTS”) used in hospitals and medical facilities. Pneumatic tube material transport systems are used in over 140 countries throughout the world with many of the systems used in hospitals and medical facilities. Our annual PTS sales in 2004, 2005, 2006, 2007, 2008 and 2009 were 785, 1,105, 1,930, 2,575, 3,669 and 2,279 units (each unit consists of one workstation in a PTS), respectively. The average price of our PTS is approximately $153,700 (consisting of 30 workstations on average).

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

System Control Centers

A system control center consists of one computer that controls the control units of all other components of the PTS connected through communication cables, and it configures the sub-systems, monitors system operations and troubleshoots system errors. It has a graphical user interface, dynamic system monitoring and administration, real-time tracking of capsules, event reporting and self-diagnostic systems and a security system to prevent unauthorized use. The system control centers can also store current and historical transport data and instructions entered into the system, which can be retrieved for research and other purposes. In the event of a system shut-down due to a blackout, the system can resume operation without losing any data or instructions and complete transport requests given prior to the shut-down when the power supply resumes.

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

Medicine Dispensing Systems

We have developed a new medicine dispensing system (“SADP”) primarily for hospital use, which we launched commercially in the first quarter of 2008. Our SAPD is a computerized system that can automatically fill medical prescriptions for oral medications in single or multiple dosages with high efficiency. Based on the prescriptions entered into the system by pharmacists, the system automatically dispenses and packages the prescribed amount of medication with printed labels that provides a patient’s name, location in the hospital, hospital bed identification, name of medication, quantity of medication and instructions for taking the medication. The prescription information can be stored in medicine dispensing system for up to one year for future reference. Each medicine dispensing system is connected with hospital computer network and can retrieve information from the network when necessary. Our SADP is capable of dispensing and packaging up to 60 prescriptions in one minute and can fill the prescriptions and package medication for 500 patients based on three doses per day in approximately 30 minutes. Our annual SADP sales in 2008 and 2009 were 5 and 11 units, respectively. The average price of our SADP is approximately $100,000.

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

Medical treatment mistakes are often caused by human errors made by medical professionals in prescribing and dispensing medicine because of lack of historical information on patients and the medication that the patients have been taking. We believe that the SADP, which retains information about patients medications can help reduce the number of such errors. In Europe and the United States, approximately 80% of hospitals already use some form of automatic drug dispensation system. However, the use of such systems has just started in the PRC.

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

Customers

Our customers are primarily hospitals and medical appliance companies. The following table presents, for the periods indicated, our largest customers by revenue:

	Percentage of Sales
	Fiscal year ended December 31,
Customers	2009	2008

Customer H	6.93%	8.09%
Customer I	6.46%	8.51%
Customer A	7.68%	9.65%
Customer B	8.15%	10.46%
Customer D	7.09%	9.63%
Customer E	9.09%	10.46%
Customer F	9.29%	11.53%
Total	54.69%	68.33%

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

We have 18 full-time employees engaged in research and development (“R&D”) efforts. Our R&D personnel specialize in the fields of software development, electronic engineering, machinery design and manufacture, electronic information technology, communication technology and application, automatic control technology and optoelectronic technology. Most of our R&D personnel have more than 5 years experience in their fields of specialty. We also outsource certain software development projects to third party software developers.

Currently, we are conducting R&D on products for use in banks, industrial companies and commercial use office buildings.

For the fiscal years ended December 31, 2009 and 2008, respectively, we expended approximately $203,876 and $36,138 on R&D activities.

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

As the market for pneumatic transport systems is still an emerging market in the PRC, official data about the industry in general, and competition in particular, have not been readily available. Based on the information we collected from competitive bids, the internet and other market intelligence, it is our estimate that among suppliers of pneumatic transport systems in the PRC, we were the supplier to the largest number of hospitals in the fiscal years ended December 31, 2009 and 2008 in Chinese Mainland.

The following table sets forth our estimates, based on information we have collected from bids, the internet and other market intelligence, of the relative number of hospitals and medical facilities in the PRC supplied with pneumatic transport systems by us and our major competitors in 2009 and 2008:

		Time of PRC	Percentage of PRC Hospitals Adopting PTS
Name	Brand	Market Entry	2009	2008
Sunway Global Inc.	Suntrans	2002	34%	48%
Company A	Brand A	1999	4%	4%
Company B	Brand B	1998	29%	20%
Company C	Brand C	1996	20%	15%
Company D	Brand D	2001	7%	7%
Company E	Brand E	1999	6%	6%

Medicine Dispensing Systems

We introduced our medicine dispensing systems to the market in May 2007. Currently, we face competition from Japanese manufacturers, Yuyama Manufacturing Co., Tosho Co., Inc. and Sany Co., Ltd., and a South Korean company, JV Medi Co., Ltd., whose products are imported into the PRC and sold through distributors. Since the introduction of our medical dispensing system to the market in January 2008, we have received orders to purchase eight units. We have sold and delivered 5 units and 11 units SADP in 2008 and 2009 respectively.

The following table sets forth our estimates, based on information we have collected from bids, the internet and other market intelligence, of the relative number of hospitals and medical facilities in the PRC supplied with medicine dispensing systems by us and our major competitors in 2009.

		Percentage of PRC Hospitals Adopting PTS
Name	Brand	2009
Sunway Global Inc.	Suntrans	38%
Company A	Brand A	33%
Company B	Brand B	8%
Company C	Brand C	21%

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

The PRC Patent Law was adopted by the National People’s Congress, the parliament in the PRC, in 1984 and was subsequently amended in 1992 and 2000. The Patent Law aims to protect and encourage invention, foster application of inventions and promote the development of science and technology. To be patentable, an invention must meet three conditions: novelty, inventiveness and practical applicability. Certain items are not patentable under the Patent Law, which include scientific discoveries, rules and methods for intellectual activities; methods used to diagnose or treat diseases, animal and plant breeds or substances obtained by means of nuclear transformation. The Patent Office under the State Council is responsible for receiving, examining and approving patent applications. A patent is valid for a term of twenty years in the case of an invention and a term of ten years in the case of utility models and designs. Our patents are all utility models and subject to the ten years’ protection. Any use of patent without consent or a proper license from the patent owner constitutes an infringement of patent rights which is actionable in court in the PRC.

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

Employees

Presently we have 232 full-time employees and contractors, out of which 38 are management and accounting personnel, 15 are R&D personnel, 32 are marketing and sales personnel and 147 manufacturing personnel.

Government Regulation

Under certain regulations in the form of public notices issued by the PRC State Administration of Foreign Exchange, or SAFE, our shareholders who are PRC resident entities or individuals are subject to certain registration requirements due to the status of WTL as “SPCs” (as defined under the public notice issued by SAFE on October 21, 2005). These regulations would prohibit SWT distributing dividends or profits to WTL and/or SWT as “SPC”s unless the registration requirements are complied with. The registration procedures were completed and SWT obtained a SAFE certificate from SAFE’s Heilongjiang office on March 30, 2007. Our PRC counsel advised us that the SAFE certificate will allow SWT to distribute dividends and profits out of the PRC.

Medical Appliance manufacturing companies in the PRC are required to obtain Medical Appliance Manufacturing permits. Daqing Sunway holds a Medical Appliance registration certificate and Medical Appliance Manufacturing Permit issued by Heilongjiang Province Food and Drug Supervision Administration Bureau.

Pursuant to the tax laws of PRC, general enterprises are subject to income tax at an effective rate of 33%. Companies qualified as hi-technology companies are subject to certain preferential tax treatment. Daqing Sunway was approved as a domestic hi-technology company and enjoys a 15% corporate income tax rate according to National New and High Tech Development Zone Taxes Policy.

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

We are a holding company incorporated in the State of Nevada and do not have any assets or conduct any business operations other than our investments in our subsidiaries. As a result of our holding company structure, we rely primarily on dividends payments from our subsidiary in China. However, PRC regulations currently permit payment of dividends only out of accumulated profits, as determined in accordance with PRC accounting standards and regulations. Our subsidiary and affiliated entity in China are also required to set aside a portion of their after-tax profits according to PRC accounting standards and regulations to fund certain reserve funds. The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of China. We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency. See “Governmental control of currency conversion may affect the value of your investment.” Furthermore, if our subsidiary or affiliated entity in China incurs debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments. If we are unable to receive all of the revenues from our operations through contractual or dividend arrangements, we may be unable to pay dividends on our common stock even if we wish to pay dividends.

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

The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions. As we rely entirely on revenues earned in the PRC, any significant revaluation of the Renminbi may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into Renminbi for our operations, appreciation of the Renminbi against the U.S. dollar could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our common shares or for other business purposes and the U.S. dollar appreciates against the Renminbi, the U.S. dollar equivalent of the Renminbi we convert would be reduced. In addition, the depreciation of significant U.S. dollar denominated assets could result in a charge to our income statement and a reduction in the value of these assets.

On July 21, 2005, the PRC government changed its decade-old policy pegging the value of the RMB to the U.S. dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 21.12% appreciation of the Renminbi against the U.S. dollar as of February 24, 2010, based on the exchange rate of the base period at $1 = 8.27 Yuan on July 21, 2005. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar.

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

Any recurrence of avian flu, severe acute respiratory syndrome, or SARS, or another widespread public health problem, could adversely affect our operations.

   A renewed outbreak of avian flu, SARS, or another widespread public health problem in the PRC, where all of our revenue is derived, could have an adverse effect on our operations. Our operations may be adversely impacted by a number of health-related factors, including the following:

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

All of our directors and officers reside outside of the United States. In addition, Daqing Sunway, which functions as our operating subsidiary, is located in the PRC and substantially all of its assets are located outside of the United States. It may therefore be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the U.S. Federal securities laws against us in the courts of either the U.S. or the PRC and, even if civil judgments are obtained in U.S. courts, to enforce such judgments in PRC courts. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement against us or our officers and directors of criminal penalties, under the U.S. Federal securities laws or otherwise.

We may have limited legal recourse under PRC law if disputes arise under contracts with third parties.

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

Our common stock is quoted on the over-the-counter Bulletin Board. However, our bid and asked quotations have not regularly appeared on the OTC Bulletin Board for any consistent period of time. There is no established trading market for our common stock and our common stock may never be included for trading on any stock exchange or through any other quotation system (including, without limitation, the NASDAQ Stock Market). In the absence of an active trading market, you may have difficulty buying and selling or obtaining market quotations; the market visibility for our stock may be limited, and the lack of visibility for our common stock may have a depressive effect on the market price for our common stock.

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

The Securities and Exchange Commission has adopted Rule 3a51-1 which establishes the definition of a “penny stock,” for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and

•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

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

Under the PRC law, most land is owned by the government, which grants a “land use right” to an individual or entity after a purchase price for such “land use right” is paid to the government. The “land use right” allows the holder the right to use the land for a specified long-term period of time and enjoys all the ownership rights incident to the land. Daqing Sunway holds the land use right for one parcel of land that was used in its business and which will be used in SWT’s business pursuant to the leases entered into in connection with the Restructuring Agreements.

Land Use Right

Set forth below is the detailed information regarding the land use right registered under the name of Daqing Sunway:

Registered owner of land use right	Location & certificate of land use right	Usage	(Approximate) square meters	Date of Issuance or Grant	Expiration Date
Daqing Sunway	Daqing Municipal Hi-Tech Development Zone, Zone Three, Daqing, Helongjiang Provice, PRC Daqing Municipality Guo Yong (2005) No. 021843	Industrial use	26,522	September 16, 2005	June 13, 2052

Qingdao Liheng	Qingdao Hi-Tech Industry Development Zone, Qingdao, Shandong in the People’s Republic of China Huangdao Municipality Gou Yong (2006) N. 197	Industrial use	9,082	November 3, 2006	July 24, 2053

Lease

Pursuant to a lease agreement, the Company is leasing from Daqing Chuangye Square Co., Ltd. a building with a total of 2,342.87 square meters for use in its operation for a term of three years starting from May 18, 2008 with an annual rent of approximately $29,383.

 Pursuant to a lease agreement, Beijing Sunway is leasing from Beijing Jiahai Property Management Co., Ltd. a building with a total of 409.96 square meters for use in its operation for a term of two years starting from August 29, 2010 with an annual rent of approximately $75,585.

Pursuant to a lease agreement, Beijing Sunway is leasing from Chen Tonghang a building with a total of 102 square meters for use in its operation for a term of one year starting from November 18, 2009 with an annual rent of approximately $5,973.

Pursuant to a lease agreement, Beijing Sunway is leasing from Luo Haibing a building with a total of 83 square meters for use in its operation for a term of one year starting from September 12, 2009 with an annual rent of approximately $2,300.

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

Effective on November 30, 2005, Daqing Sunway granted a lien on the land use right and property located at the West Wing of Building No. 15 to Daqing Industrial and Commercial Mortgage Company for a debt of Daqing Sunway in the amount of 3,000,000 RMB owed to it. The lien expired on November 30, 2009. The property located in the North Section of Longfeng District, West Wing of Building No. 15, 1st Floor, is not currently used in Daqing Sunway’s business.

ITEM 3. LEGAL PROCEEDINGS.

To our knowledge, there is no material litigation pending or threatened against us.

ITEM 4. (REMOVED AND RESERVED).

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company’s common stock is quoted on the OTC Bulletin Board under the symbol “SUWG.OB.”  The following table sets forth, for the calendar periods indicated the range of the high and low last reported bid and ask prices of the Company’s common stock from January 1, 2008 through December 31, 2009, as reported by the OTC Bulletin Board.  The quotations represent inter-dealer prices without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.  The quotations may be rounded for presentation.

Period	High*	Low*
First Quarter 2008	$8.00	$1.51
Second Quarter 2008	$5.00	$1.55
Third Quarter 2008	$4.00	$2.25
Fourth Quarter 2008	$5.00	$2.00
First Quarter 2009	$6.50	$2.00
Second Quarter 2009	$6.49	$2.00
Third Quarter 2009	$5.00	$3.00
Fourth Quarter 2009	$4.50	$2.00

On December 31, 2009, the last price of the Company’s common stock as reported on the OTC Bulletin Board was $3.00* per share.

As of March 24, 2010, the Company had approximately 652 shareholders of record. Certain of the shares of common stock are held in “street” name and may be held by numerous beneficial owners.

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

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None.

ITEM 6. SELECT FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Sunway Global Inc. primarily functions as a holding company for entities that, through contractual relationships, control the business of Daqing Sunway, a company organized under the laws of the PRC that designs, manufactures and sells logistic transport systems and medicine dispensing systems and equipment that are principally used by hospitals and other medical facilities in the PRC. Because Daqing Sunway’s operations are the only significant operations of the Company and its affiliates, this discussion and analysis focuses on the business results of Daqing Sunway, comparing its results in the fiscal years ended December 31, 2009 and 2008.

Results of Operations

In the fiscal year ended December 31, 2009, the company’s net sales, gross profit, operating income and net income decreased quickly  as compared with the same period in the fiscal year ended December 31, 2008, but operating expenses increased quickly during these periods. These decreases are due in large part to (i) affected by the financial crisis, (ii) affected by equivocal reform of the medical institutions in the PRC, bring about hopital’s investment declines, and (iii) one of sales manager quit to set up its own company.

The following table summarizes the results of our operations during the fiscal years ended December 31, 2009 and 2008, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the fiscal years ended December 31, 2009 and 2008.

	Fiscal Year Ended December 31,
	2009	2008	Change	Change rate
Net Revenue	$13,063,122	$19,845,882	$(6,782,760)	(34.18)%
Cost of sales	$4,620,251	$5,634,143	$(1,013,892)	(18.00)%
Gross Profit	$8,442,871	$14,211,739	$(5,768,868)	(40.59)%
Gross Margin	$64.63%	71.61%		(6.98)%
Operating Income	$4,430,158	$10,718,662	$(6,288,504)	(58.67)%
Operating Margin	33.91%	54.01%		(20.10)%
Changes in fair value of warrants	29,093,546	-	29,093,546	-%
Impairment on investment	4,831,386	-	4,831,386	-%
Net Income	$27,978,900	$9,058,769	$18,920,131	208.86%
Net profit margin	214.18%	45.65%		168.53%

Net revenue

Net revenue for the fiscal year ended December 31, 2009, which resulted primarily from sales of PTS, SADP and spare parts, was $13,063,122, a decrease of 34.18% as compared with the net revenue of $19,845,882 in the same period ended December 31, 2008. In the fiscal year ended December 31, 2009, we sold 2,279 workstations and 11 units SADP, representing a decrease in workstation sales of 37.88% as compared with 3,669 workstations sold in the same period ended on December 31, 2008. The decrease in workstation sales was primarily due to (i) a decline in hospital-related investment due to governmental reforms requiring pharmacies to be operated outside of and separate from hospitals in the PRC; and (ii) the departure of one of our sales managers, who left to set up his own company. During the same time, we sold 11 units SADP, an increase of 120% as compared with 5 units SADP for the fiscal year ended December 31, 2008. The increase in SADP sales was due primarily to our distinct advantage of price and service as compared with foreign competitors.

The following table presents information about our revenue for the periods indicated:

	2009		2008
	sales	% of total sales	sales	% of total sales
PTS	$11,798,311	90.32%	$18,444,600	92.94%
SADP	$1,080,597	8.27%	$1,364,511	6.88%
Other	$184,214	1.41%	$36,771	0.19%
Total sales	$13,063,122	100.00%	$19,845,882	100.00%

Gross Profit

Gross profit decreased 40.59% to $8,442,871 for the fiscal year ended December 31, 2009, as compared to $14,211,739 for the fiscal year ended December 31, 2008. Our gross profit margin dropped 6.98% from 71.61% as of the fiscal year ended December 31, 2008 to 64.63% as of the same period of 2009, mainly due to a decrease in product volume, which caused the rising of average fixed cost per unit, and a decrease in the sales price of SADP units.

The table below presents information about our gross profit for the periods indicated:

	Fiscal Year Ended December 31,
	2009		2008
	US$	Gross profit margin	US$	Gross profit margin
Gross Profit	$8,442,871	64.63%	$14,211,739	71.61%

Income from Operations

Operating income decreased 58.67% to $4,430,158 for the fiscal year ended December 31, 2009, as compared with $10,718,662 for the fiscal year ended December 31, 2008. Our operating margin dropped 20.10%, from 54.01% as of the fiscal year ended December 31, 2008, to 33.91% as of the same period of 2009. The decrease was primarily due to a dropp in sales and increase in operation expenses.

	Fiscal Year Ended December 31,
	2009		2008
	US$	Operating margin	US$	Operating margin
Income from operations	$4,430,158	33.91%	$10,718,662	54.01%

Cost of Net Revenue

Cost of net revenue decreased to $4,620,251 for the fiscal year ended December 31, 2009, representing a decrease of 18% as compared with $5,634,143 for the same period of 2008. This decrease is primarily due to a decrease in sales and product volume, which caused the rise of average fixed cost per unit.

The following table presents information about our cost of sales for the periods indicated:

	Fiscal Year Ended December 31,
	2009	2008	Change
Cost of net revenue	$4,620,251	$5,634,143	(18.00	) %

Operating Expenses

Operating expenses were $4,012,713 for the fiscal year ended December 31, 2009, an increase of 14.88% as compared to $3,493,077 for the same period of 2008. This increase was due primarily to two reasons:(i) selling expenses increased $648,783 or 152.64% to $1,073,833 for the fiscal year ended December 31, 2009 from $425,050 for the same period of 2008; and (ii) general and administrative expenses decreased $129,147 or 4.21% to $2,938,880 for the fiscal years ended December 31, 2009 from $3,068,027 for the same period of 2008. During the period, we have already added sales force caused increase quickly in selling expenses and salary and benefits for salesman.

The following table presents information about our operating expenses for the periods indicated:

	Fiscal Year Ended December 31,
	2009	2008	change
Selling expenses	$1,073,833	$425,050	$152.64%
General & Administrative Expenses	$2,938,880	$3,068,027	$(4.21)%
Total operating expenses	$4,012,713	$3,493,077	$14.88%

Changes in fair value of warrants

Changes in fair value of warrants were $29,093,546 for the fiscal year ended December 31, 2009,this is a non-cash income, which resulted from the change in fair value of warrants issued to investors in conjunction with the Company’s issuance of warrants in June of 2007 pursuant to provisions of FAB ASC Topic 815, “Derivative and Hedging” (ASC 815). The accounting treatment of the warrants resulted from a provision providing anti-dilution protection to the warrant holders. On March 18, 2010, the Company entered into a Security Exchange Agreement intending to exchange all warrants into common stock. As a result of the agreements, the closing date, the Company will issue 2,000,000 shares of common stock in exchange for the retirement of all of the outstanding warrants owned by Vision Opportunity Master Fund Ltd. and its affiliates.  The closing is conditioned upon a closing of a financing with minimum proceeds of $10 million to the company.

Impairment on investment

Impairment on investment was $4,831,386 for the fiscal year ended December 31, 2009. Originally, it was showed on goodwill in the first quarter of 2009, it represents the excess of the cost of an acquisition over the fair value of the net acquired identifiable assets at the date of acquisition. In the first quarter of 2010, after performing extended analysis into the definition of a business as set forth in the paragraph 805-10-20 of the FASB Accounting Standards Codification, we recognized the acquisitions based on the fair value of net assets obtained.For the amount over the fair value of the net assets obtained, we wrote them off as expenses at the time of acquisition.

Net Income

Net income was $27,978,900 for the fiscal year ended December 31, 2009, increases of 208.86% from $9,058,769 for the same period of 2008. in 2009 our net income were impacted by a non-cash income of $24,262,160 unrelated to the Company’s operations,  mainly consisting of  changes in fair value of warrants and impairment on investment were 29,093,546 and (4,831,386) respectively. Excluding this $24,262,160 non-cash income, the Company’s net income from operations for the fiscal year ended December 31, 2009 would have been $3,716,740, representing a year over year net income fall of 58.97%.

Earnings Per Share

Basic and diluted earnings per share for the fiscal year ended December 31, 2009 was $1.51 and $0.92 compared to $0.60 and $0.31 for the same period of 2008. The weighted average number of shares outstanding to calculate basic EPS was 18,499,736 and 15,127,645 for the fiscal years ended December 31, 2009 2008, respectively. The weighted average number of shares outstanding to calculate diluted EPS was 30,445,696 and 28,870,595 for the fiscal years ended December 31, 2009 and 2008, respectively.

Cash and Cash Equivalents

Cash and cash equivalents decreased to $4,717,240 as of December 31, 2009, as compared to $15,189,941 as of December 31, 2008. This increase was mainly due to an increase in investing activities and overall decrease in sales.

Trade Receivables, net

Trade receivables, net increased 19.75% to $3,537,395 as of December 31, 2009, compared with $2,953,919 as of December 31, 2008. This increase in trade receivables was primarily attributable to a change in our sales policy. In the fiscal year ended December 31, 2009, we changed our trade receivables policy to require that the remaining 5 percent of the amount due under the purchase contract is received within one year after the acceptance test completed. Previously, we requiredreceipt of the remaining 5 percent immediately after the acceptance test completed.

Inventory

Inventory consists of raw materials, works in process and finished goods. As of December 31, 2009, the recorded value of our inventory has a decreased 0.15% to $589,871 from $590,738 as of December 31, 2008. This decrease is mainly due to increase in finished goods from $218,448 as of December 31, 2008 to $241,831 as of December 31, 2009, an increase of 10.70%. In raw materials increased from $183,435 as of December 31, 2008 to $321,888 as of December 31, 2009, an increase of 75.48%. In work in progress decrease from $188,855 as of December 31, 2008 to $26,152 as of December 31, 2009, a decrease of 86.15%. The increase in raw material was primarily attributable to attributable to an expected increase in sales volume based upon market research and several confirmed purchase agreements for our products.

The following table presents information about our inventory for the periods indicated:

	December 31, 2009	December 31, 2008	change
Raw material	$321,888	$183,435	75.48%
Work in process	$26,152	$188,855	(86.15	) %
Finished goods	$241,831	$218,448	10.70%
Total inventory	$589,871	$590,738	(0.15	) %

Accounts payable

Accounts payable amounted to $271,139 as of December 31, 2009, an increase of 352.56% from $59,912 as of December 31, 2008. The increase is mainly due to an increase in the purchase volume of raw materials.

Liquidity and Capital Resources

We have historically financed our operations and capital expenditures principally through private placements of debt and equity offerings, and cash provided by operations.

The following table presents information about our cash flow for the periods indicated:

	Fiscal Year Ended December 31,
	2009	2008	Change
Net cash provided by (used in) operating activities	$6,094,443	$11,022,248	$(4,927,805)
Net cash provided by (used in) investing activities	$(16,719,847)	$(9,428,330)	$(7,291,517)
Net cash provided by (used in) financing activities	$-	$6,580,000	$(6,580,000)
Effect of foreign currency translation on cash and cash equivalents	$152,703	$1,195,923	$(1,043,220)
Cash and cash equivalents at beginning of year	$15,189,941	$5,820,100	$9,369,841
Cash and cash equivalents–end of year	$4,717,240	$15,189,941	$(10,472,701)

Operating Activities

For the fiscal year ended December 31, 2009, net cash provided by operating activities was $6,094,443. This is  primarily attributable to our net income of $27,978,900, adjusted by an add-back of non-cash expenses/(loss) mainly consisting of depreciation, amortization, loss on disposal of fixed assets, provision for doubtful debts, impairment on the  purchase of our Qingdao factory and Gain on fair value of warrants of $1,114,264, $1,103,231, $10,038, $9,549, $4,831,386 and $(29,093,546), respectively, offset by a $140,621 increase in working capital. Specifically, the working capital increase was primarily due to i) a $585,369 net trade receivables increase driven by our change in sales policy; ii) a $2,334 decrease in inventories, principally increased in work in process, in the fourth quarter of 2009; iii) a $213,599 increase in advance to suppliers, due to the increase in raw material purchases; iv) a $690,141 decrease in prepayments , travel advances to shareholders, other receivables, tender deposits and advances to employees, consisting primarily of prepayments for raw materials supplies in advance of shipment, working capital of salesmen and payments of deposits for client; partially offset by a $247,114 increase in accounts payable, tax payable, amount due from a director, customers deposits, accrued liabilities and other payables.

Investing Activities

For the fiscal year ended December 31, 2009, net cash used in investing activities was $16,719,847. This was primarily attributable to i) a $3,905,935 capital expenditure for purchase of new plant and equipment; ii) a $8,592,797 capital expenditure for purchase of new intangibles assets; iii) a $4,316,306 capital expenditure for purchase technology-based designs, and iv) a $95,191 in restricted cash.

As of December 31, 2009, we had cash and cash equivalents of $4,717,240, down $10,472,701 from $15,189,941 at December 31, 2008.

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

Obligations under Material Contracts

We do not have any material contractual obligations as of December 31, 2009.

Critical Accounting Policies

Management’s discussion and analysis of its financial condition and results of operations is based upon Sunway’s consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. Sunway’s financial statements reflect the selection and application of accounting policies which require management to make significant estimates and judgments. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Sunway believes that the following reflect the more critical accounting policies that currently affect Sunway’s financial condition and results of operations.

Impairment of long-lived assets. We account for impairment of property, plant and equipment and amortizable intangible assets in accordance with FASB ASC 360. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose. During the reporting years, there was no impairment loss incurred. Competitive pricing pressure and changes in interest rates, could materially and adversely affect our estimates of future net cash flows to be generated by our long-lived assets.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2009.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SUNWAY GLOBAL INC.

INDEX TO FINANCIAL STATEMENTS

Page
Reports of Independent Registered Public Accounting Firms	F-1

Consolidated Balance Sheets as of December 31, 2009 and December 31, 2008	F-2 – F-3

Consolidated Statements of Operations for the Years Ended December 31, 2009 and December 31, 2008	F-4

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2009 and December 31, 2008	F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009 and December 31, 2008	F-6 – F-7

Notes to Consolidated Financial Statements	F-8 – F-30

ALBERT WONG & CO.
CERTIFIED PUBLIC ACCOUNTANTS
7th Floor, Nan Dao Commercial Building
359-361 Queen’s Road Central
Hong Kong
Tel : 2851 7954
Fax: 2545 4086

ALBERT WONG
B.Soc., Sc., ACA., LL.B.,
CPA(Practising)

To:  The Board of Directors and Stockholders of
Sunway Global Inc. (“the Company”)

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of Sunway Global Inc. and subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 included in the Company’s Item 9A “Controls and Procedures” in the Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sunway Global Inc. as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Hong Kong, China April 14, 2010	Albert Wong & Co. Certified Public Accountants

SUNWAY GLOBAL INC.
CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

	Notes	2009	2008
ASSETS
Current assets
Cash and cash equivalents	2(k)	$4,717,240	$15,189,941
Trade receivables, net	5	3,537,395	2,953,919
Inventories	8	589,871	590,738
Advances to suppliers		940,872	547,952
Prepayments		127,388	-
Tender deposits		122,050	112,735
Travel advances to shareholders	6	71,372	38,733
Advances to employees	7	217,865	429,804

Total current assets		$10,324,053	$19,863,822
Restricted cash		283,175	378,366
Amount due from a related company	4	830	830
Property, plant and equipment, net	9	10,508,415	5,069,871
Intangibles, net	10	15,109,988	6,576,769
Deposit for technology-based designed		4,318,643	-
Deposit for acquisition of computer
software		-	1,750,751
Deposit for acquisition of subsidiary		-	7,725,445

TOTAL ASSETS		$40,545,104	$41,365,854

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable		$271,139	$59,912
Income tax payable		269,082	632,893
Turnover and other taxes		154,871	406,839
Expected warranty liabilities	11	32,618	50,396
Customer deposits		304,093	-
Accrued liabilities		657,215	316,629

Total current liabilities		$1,689,018	$1,466,669
Warrants liabilities	12	40,808,327	-
TOTAL LIABILITIES		$42,497,345	$1,466,669

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.

CONSOLIDATED BALANCE SHEETS (Continued)
AS AT DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

	Notes	2009	2008

STOCKHOLDERS’ EQUITY

Series B Convertible Preferred
Stock $0.0000001 par value; 400,000
shares authorized; 160,494 shares issued
and outstanding at December 31, 2009
and 2008	12	$1	$1

Common stock at $0.0000001 par
value; 100,000,000 shares authorized;
18,499,736 shares issued and
outstanding at December 31, 2009
and 2008		2	2
Additional paid-in capital		18,689,023	22,679,965
Statutory reserves		3,033,855	2,127,978
(Accumulated deficit)/retained earnings		(26,590,859)	12,247,049
Accumulated other comprehensive income		2,915,737	2,844,190

		$(1,952,241)	$39,899,185

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY		$40,545,104	$41,365,854

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

	Notes	2009	2008

Net revenues	16	$13,063,122	$19,845,882
Cost of net revenues	16	(4,620,251)	(5,634,143)

Gross profit		$8,442,871	$14,211,739

Selling expenses		(1,073,833)	(425,050)
General and administrative expenses		(2,938,880)	(3,068,027)

Income from operations		$4,430,158	$10,718,662
Interest income		56,627	66,935
Interest expenses		(1,727)	-
Impairment on investment		(4,831,386)	-
Changes in fair value of warrants		29,093,546	-

Income before income tax		$28,747,218	$10,785,597

Income tax expense	13	(768,318)	(1,726,828)

Net income		$27,978,900	$9,058,769

Foreign currency translation		71,547	1,663,902

Comprehensive income		$28,050,447	$10,722,671

Net income per share:
-Basic	14	$1.51	$0.60

-Diluted	14	$0.92	$0.31

Weighted average number of common stock
-Basic	14	18,499,736	15,127,645

-Diluted	14	30,445,696	28,870,595

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

					Additional		Retained	Accumulated
	Preferred	Preferred	No. of		paid		earnings/	other
	Series	Series	shares	Common	in	Statutory	(Accumulated	comprehensive
	A	B	outstanding	stock	capital	reserves	deficit)	income	Total

Balance, January 1, 2008	$1	$1	223,658	$1	$16,099,965	$2,127,978	$3,188,280	$1,180,288	$22,596,514
Conversion of Preferred Series A into common
stock	(1)	-	13,711,831	-	1	-	-	-	-
Conversion of Preferred Series B into common
stock	-	-	148,140	-	-	-	-	-	-
Conversion of Warrant Series J into Common Stock	-	-	4,416,107	1	6,579,999	-	-	-	6,580,000
Net income	-	-	-	-	-	-	9,058,769	-	9,058,769
Foreign currency translation
adjustment	-	-	-	-	-	-	-	1,663,902	1,663,902

Balance, December 31, 2008	$-	$1	18,499,736	$2	$22,679,965	$2,127,978	$12,247,049	$2,844,190	$39,899,185

Balance, January 1, 2009	$-	$1	18,499,736	$2	$22,679,965	$2,127,978	$12,247,049	$2,844,190	$39,899,185
Reclassification of warrants from equity to derivative liabilities	-	-	-	-	(3,990,942)	-	(65,910,931)	-	(69,901,873)
Net income	-	-	-	-	-	-	27,978,900	-	27,978,900
Appropriations to statutory
reserves	-	-	-	-	-	905,877	(905,877)	-	-
Foreign currency translation
adjustment	-	-	-	-	-	-	-	71,547	71,547

Balance, December 31, 2009	$-	$1	18,499,736	$2	$18,689,023	$3,033,855	$(26,590,859)	$2,915,737	$(1,952,241)

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

	2009	2008
Cash flows from operating activities
Net income	$27,978,900	$9,058,769
Depreciation	1,114,264	855,729
Amortization	1,103,231	809,192
Loss on disposal of property, plant and equipment	10,038	-
Provision for doubtful debts	9,549	-
Impairment on investment	4,831,386	-
Changes in fair value of warrants	(29,093,546)	-

Adjustments to reconcile net income
to net cash provided by operating activities:
Trade receivables, net	(585,369)	(1,305,806)
Inventories	2,334	224,124
Advances to suppliers	(213,599)	858,369
Prepayments	(127,319)	131,668
Tender deposits	(9,030)	26,649
Travel advances to shareholders	(32,525)	(5,750)
Advances to employees	212,893	152,944
Other receivables	646,122	-
Accounts payable	210,964	(197,352)
Income tax payable	(365,188)	457,219
Turnover and other taxes	(224,376)	249,400
Expected warranty liabilities	(17,894)	(8,533)
Customer deposits	303,929	(218,802)
Accrued liabilities	339,679	(42,702)
Other payables	-	(22,870)

Net cash provided by operating activities	$6,094,443	$11,022,248

Cash flows from investing activities
Decrease in restricted cash	$95,191	$112,683
Repayment from a director	-	1,080,457
Purchase of plant and equipment	(3,905,935)	(1,172,432)
Purchase of intangibles	(8,592,797)	-
Deposit for technology-based designed	(4,316,306)	-
Deposit for the acquisition of computer software	-	(1,723,593)
Deposit for the acquisition of subsidiary	-	(7,725,445)

Net cash used in investing activities	$(16,719,847)	$(9,428,330)

Cash flows from financing activities
Proceeds from exercise of Series J Convertible
Preferred Stock	$-	$6,580,000

Net cash provided by financing activities	$-	$6,580,000

SUNWAY GLOBAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

	2009	2008

Net in cash and cash equivalents (used)/sourced	$(10,625,404)	$8,173,918

Effect of foreign currency translation on
cash and cash equivalents	152,703	1,195,923

Cash and cash equivalents–beginning of year	15,189,941	5,820,100
Cash and cash equivalents–end of year	$4,717,240	$15,189,941

	2009	2008
Supplementary cash flow information:
Tax paid	$1,134,119	$1,269,609
Interest received	55,627	66,935
Interest paid	1,727	-

SUPPLEMENTAL NON-CASH DISCLOSURES:

1.
During the years ended December 31, 2009 and 2008, an amount of $1,755,104 and nil were transferred from “deposit for the acquisition of computer software” to “property, plant and equipment”, respectively.

2.
During the years ended December 31, 2009 and 2008, an amount of $7,725,445 and nil were transferred from “deposit for the acquisition of subsidiary” to “acquisition of subsidiary, net of cash acquisition”.

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
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

On January 16, 2009, World Through (BVI) acquired Qingdao Liheng Textiles Co Ltd (“Liheng”) as its wholly-owned subsidiary. Liheng was incorporated in PRC on June 6, 2003.

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
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
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

The Company owned five subsidiaries since its reverse-merger on June 6, 2007. The detailed identities of the consolidating subsidiaries would have been as follows:

Name of subsidiaries	Place of incorporation	Attributable interest
World Through Ltd	British Virgin Islands	100%
Sunway World Through Technology (Daqing) Co Ltd	PRC	100%
*Daqing Sunway Technology Co Ltd	PRC	100%
Beijing Sunway New-force Medical Treatment Tech Co., Ltd	PRC	100%
Qingdao Liheng Textiles Co Ltd	PRC	100%
* Note: Deemed variable interest entity

(c)	Use of estimates

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
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(e)	Intangibles

Intangibles are stated at cost less accumulated amortisation.  Amortisation is provided over the respective useful lives, using the straight-line method.  Estimated useful lives of the intangibles are as follows:

Land use rights	Over the lease terms
Technology-based design	10 years

(f)	Property, plant and equipment

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

(g)	Maintenance and repairs

The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized.
(h)	Accounting for the impairment of long-lived assets

The Group periodically evaluates the carrying value of long-lived assets to be held and used, including intangible assets subject to amortization, when events and circumstances warrant such a review, pursuant to the guidelines established in FASB ASC 360. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognised based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose.

For the years ended December 31, 2009 and 2008, impairment loss was $4,831,386 and nil respectively.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(i)	Inventories

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

	2009	2008
Bank of Communications, Branch of Daqing
City Economic Zone	$4,402,294	$9,606,188
Daqing City Commercial Bank	-	4,536,667
China Construction Bank, Beijing Branch	147,273	-
Qingdao bank	16,111	-
Agricultural Bank of China	100,025	930,332
HSBC	35,106	109,151
Cash on hand	16,431	7,603

	$4,717,240	$15,189,941

(l)	Restricted cash

Restricted cash are pledged deposits in an escrow account for investor relations purpose.

(m)	Revenue recognition
Revenue represents the invoiced value of goods sold recognized upon the delivery of goods to customers. Revenue is recognized when all of the following criteria are met:
- Persuasive evidence of an arrangement exists;
- Delivery has occurred or services have been rendered;
- The seller’s price to the buyer is fixed or determinable; and
- Collection is reasonably assured.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(m)	Revenue recognition (Continued)

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

(n)	Expected warranty liabilities

The Company warrants its products against defects in design, materials, and workmanship generally for one year. A provision for estimated future costs relating to warranty expense are recorded when products are shipped, and the provision is based upon our own historical claim experience.

(o)	Cost of sales

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

(p)	Leases

The Group did not have lease which met the criteria of capital lease. Leases which do not qualify as capital lease are classified as operating lease. Operating lease rental payment included in general and administrative expenses were $88,693 and $86,507 and cost of sales were $34,526 and $28,825 for the years ended December 31, 2009 and 2008 respectively.

(q)	Advertising

The Group expensed all advertising costs as incurred.  Advertising expenses included in selling expenses were $585 and $47,453 for the years ended December 31, 2009 and 2008 respectively.

(r)	Shipping and handling

All shipping and handling are expensed as incurred. Shipping and handling expenses included in selling expenses were $43,782 and $29,217 for the years ended December 31, 2009 and 2008 respectively.

(s)	Research and development

All research and development costs are expensed as incurred. The research and development costs included in general and administrative expenses were $203,876 and $36,138 for the years ended December 31, 2009 and 2008 respectively.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(t)	Retirement benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the statements of income as incurred. The retirement benefit expenses included in general and administrative expenses were $140,663 and $18,485 for the years ended December 31, 2009 and 2008 respectively.

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	2009	2008
Year end RMB : USD exchange rate	6.8372	6.8542
Average yearly RMB : USD exchange rate	6.8409	6.9622

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(w)	Statutory reserves

As stipulated by the PRC’s Company Law and as provided in the SWT, Sunway, Beijing Sunway and Liheng’s Articles of Association, SWT, Sunway, Beijing Sunway and Liheng’s net income after taxation can only be distributed as dividends after appropriation has been made for the following:

(i)	Making up cumulative prior years’ losses, if any;
(ii)
Allocations to the “Statutory surplus reserve” of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company’s registered capital, which is restricted for set off against losses, expansion of production and operation or increase in registered capital;

(iii)
Allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company’s “Statutory common welfare fund”, which is restricted for capital expenditure for the collective benefits of the Company’s employees; and

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

(y)	Recent accounting pronouncements

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

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(y)	Recent accounting pronouncements (Continued)

ASC 805, Business Combinations (“ASC 805”) (formerly included under Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations) contains guidance that was issued by the FASB in December 2007. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with certain exceptions. Additionally, the guidance requires changes to the accounting treatment of acquisition related items, including, among other items, transaction costs, contingent consideration, restructuring costs, indemnification assets and tax benefits. ASC 805 also provides for a substantial number of new disclosure requirements. ASC 805 also contains guidance that was formerly issued as FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies which was intended to provide additional guidance clarifying application issues regarding initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. ASC 805 was effective for business combinations initiated on or after the first annual reporting period beginning after December 15, 2008. The Company implemented this guidance effective January 1, 2009. Implementing this guidance did not have an effect on the Company’s financial position or results of operations; however it will likely have an impact on the Company’s accounting for future business combinations, but the effect is dependent upon acquisitions, if any, that are made in the future.

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

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(y)	Recent accounting pronouncements (Continued)

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

In August 2009, the FASB issued ASC Update No. 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value (“ASC Update No. 2009-05”). This update amends ASC 820, Fair Value Measurements and Disclosures and provides further guidance on measuring the fair value of a liability. The guidance establishes the types of valuation techniques to be used to value a liability when a quoted market price in an active market for the identical liability is not available, such as the use of an identical or similar liability when traded as an asset. The guidance also further clarifies that a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are both Level 1 fair value measurements. If adjustments are required to be applied to the quoted price, it results in a level 2 or 3 fair value measurement. The guidance provided in the update is effective for the first reporting period (including interim periods) beginning after issuance. The effect of implementing of ASC Update No. 2009-05 was not material to the Company’s financial position or results of operations.

In September 2009, the FASB issued ASC Update No. 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) (“ASC Update No. 2009-12”). This update sets forth guidance on using the net asset value per share provided by an investee to estimate the fair value of an alternative investment. Specifically, the update permits a reporting entity to measure the fair value of this type of investment on the basis of the net asset value per share of the investment (or its equivalent) if all or substantially all of the underlying investments used in the calculation of the net asset value is consistent with ASC 820. The update also requires additional disclosures by each major category of investment, including, but not limited to, fair value of underlying investments in the major category, significant investment strategies, redemption restrictions, and unfunded commitments related to investments in the major category. The amendments in this update are effective for interim and annual periods ending after December 15, 2009 with early application permitted. The effect of implementing of ASC Update No. 2009-12 was not material to the Company’s financial position or results of operations.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

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

In June 2008, Emerging Issues Task Force Issue No. 07-5 (EITF 07-5) (ASC 820) was issued.  The adoption of EITF 07-5 will affect issuers accounting for warrants and many convertible instruments with provisions that protect holders from declines in stock prices (“down-round provisions).  Warrants with such provisions will no longer be recorded in equity. The Company adopted the provision of EITF 07-5 as of January 1, 2009 (see Note 12).

In January 2010, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements. The Update would affect all entities that are required to make disclosures about recurring and nonrecurring fair value measurements. The Board concluded that users will benefit from improved disclosures in this Update and that the benefits of the increased transparency in financial reporting will outweigh the costs of complying with the new requirements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 30, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact this update will have on our financial statements.

In January 2010,  the Financial Accounting Standards Board (“FASB”) issued an accounting standard update to address implementation issues related to the changes in ownership provisions in the Consolidation—Overall Subtopic (Subtopic 810-10) of the FASB Accounting Standards Codification™, originally issued as FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. Subtopic 810-10 establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction.We are currently evaluating the impact this update will have on our financial statements.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

3.	CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments which potentially expose the Group to concentrations of credit risk, consists of cash and trade receivables as of December 31, 2009 and 2008. The Group performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

As of December 31, 2009 and 2008, the Group’s bank deposits were all placed with banks in the PRC and Hong Kong where there is currently no rule or regulation in place for obligatory insurance of bank accounts.

For the years ended December 31, 2009 and 2008, the group’s sales were generated from the PRC and Western Europe. Trade receivables as of December 31, 2009 and 2008 arose in the PRC and overseas.

The maximum amount of loss due to credit risk that the group would incur if the counter parties to the financial instruments failed to perform is represented the carrying amount of each financial asset in the balance sheet.

Normally the Group does not obtain collateral from customers or debtors.

Details of the customers accounting for 10% or more of the Group’s revenue are as follows:

	2009	2008

Customer A	$1,002,673	1,915,343
Customer B	1,064,612	2,076,212
Customer D	926,048	1,910,316
Customer E	1,187,997	2,076,212
Customer F	1,213,578	2,287,352

Details of customers accounting for 10% or more of the Group’s trade receivables are as follows:

	2009	2008

Customer A	$347,195	$162,505
Customer B	373,223	325,129
Customer C	310,245	387,263
Customer D	421,177	396,822
Customer E	214,417	499,583
Customer F	287,106	371,218

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

4.	AMOUNT DUE FROM A RELATED COMPANY

Amount due from Rise Elite International Ltd (Rise Elite), a related company where Mr. Liu Bo, the director of the Group is a shareholder. The amount is unsecured, interest free and repayable on demand.  The amount is held by Rise Elite for the initial setup expenses.

5.	TRADE RECEIVABLES, NET

Trade receivables comprise the followings:

	2009	2008

Trade receivables, gross	$3,555,378	$2,962,333
Provision for doubtful debts	(17,983)	(8,414)

Trade receivables, net	$3,537,395	$2,953,919

All of the above trade receivables are due within one year of aging.

An analysis of the allowance for doubtful accounts for the years ended December 31, 2009 and 2008 is as follows:

	2009	2008

Balance at beginning of year	$8,414	$7,884
Addition of the provision	9,549	-
Foreign exchange adjustment	20	530

Balance at end of year	$17,983	$8,414

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
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

6.	TRAVEL ADVANCES TO SHAREHOLDERS

Travel advances were made to shareholders. These shareholders are also the management of the company and these advances are used to enable their execution of operational duties such as marketing and sales promotion. The following table provides the details of the outstanding accounts. They are unsecured, interest free and repayable on demand.

	2009	2008

Bo Liu	$28,015	$23,495
Deli Liang	43,357	15,238

	$71,372	$38,733

7.	ADVANCES TO EMPLOYEES

Advances to employees are advances for purchases and travelling. They are unsecured, interest free and repayable on demand. The following table provides the rollforward of the activity in the advances to employees:

	2009	2008

Beginning balance, January 1	$429,804	$548,364
Add: Advanced during the year	610,677	659,177

Less: Transferred to income statement	(418,288)	(406,262)
Recollected from employees	(404,328)	(371,475)

Ending balance, December 31	$217,865	$429,804

8.	INVENTORIES

Inventories comprise the followings:

	2009	2008

Finished goods	$241,831	$218,448
Work in process	26,152	188,855
Raw materials	321,888	183,435

	$589,871	$590,738

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

9.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net comprise the followings:

	2009	2008
At cost
Buildings	$1,848,075	$1,447,402
Machinery and equipment	1,087,332	1,116,941
Moldings	8,966,572	4,155,598
Computer software	2,101,507	2,073,181
Office equipment and motor vehicles	97,728	288,736

	$14,101,214	$9,081,858
Less: accumulated depreciation	(4,678,587)	(4,011,987)

	$9,422,627	$5,069,871
Construction in progress	1,085,788	-

	$10,508,415	$5,069,871

Construction in progress represents direct costs of construction incurred for factory infrastructure. Capitalization of these costs ceases and the construction in progress is transferred to property, plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until it is completed and ready for intended use. Capital commitments in respect of these projects are $2,109,599 as at December 31, 2009.

      Depreciation expenses are included in the statement of income as follows:

	2009	2008
Cost of net revenues	$963,728	$786,844
General and administrative expenses	107,373	68,885
Selling expenses	43,163	-

Total depreciation expenses	$1,114,264	$855,729

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

10.	INTANGIBLES, NET

Details of intangibles are as follows:

	2009	2008

Land use rights, at cost	$2,502,082	$1,354,308
Technology-based design, at cost	14,811,984	6,320,577

	$17,314,066	$7,674,885
Less: accumulated amortization	(2,204,078)	(1,098,116)
Total intangibles, net	$15,109,988	$6,576,769

During the year of 2009, the Group acquired the rights to use a parcel of land totaling 9,082 square meters, for a consideration of $89,552 (RMB613,035), located at Qingdao Hi-Tech Industry Development Zone, Qingdao, Shandong in the People’s Republic of China for a term of 48 years from November 3, 2006 to July 24, 2053.  The Group acquired secondly the rights to use a parcel of land totaling 10,841 square meters, for a consideration of $106,709 (RMB730,485), located at Qingdao Hi-Tech Industry Development Zone, Qingdao, Shandong in the People’s Republic of China. Both lands have been used to build the Liheng’s facility. The certificate of land use rights was under processing, no lease terms can be determined yet.

During the year of 2009, the Group acquired the design and internal device control of medicine dispensing and packing machine, for a consideration of $6,988,882 (RMB47,300,000).

Amortization expense included in the general and administrative expenses for the years ended 2009 and 2008 were $1,103,231 and $809,192 respectively.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

11.	EXPECTED WARRANTY LIABILITIES

An analysis of the expected warranty liabilities for the years ended December 31, 2009 and 2008 is as follows:

	2009	2008

Balance at beginning of year	$50,396	$55,351
Warranty expense for the year	(17,903)	(8,533)
Foreign currency difference	125	3,578

Balance at end of year	$32,618	$50,396

12.	SERIES B CONVERTIBLE PREFERRED STOCK AND ASSOCIATED WARRANTS

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

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

12.  SERIES B CONVERTIBLE PREFERRED STOCK AND ASSOCIATED WARRANTS
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

On June 18, 2008, Columbia China Capital Group, Inc. converted 4,938 shares of Preferred Series B into 148,140 shares of common stock.

On November 10, 2008, Columbia China Capital Group, Inc. converted the Warrant J, totally 53,691 shares into 53,691 of common stock.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

12.  SERIES B CONVERTIBLE PREFERRED STOCK AND ASSOCIATED WARRANTS
(Continued)

Effective January 1, 2009, the company adopted the provisions of Emerging Issues Task Force Issue No. 07-5 “Determining Whether and Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (EITF 07-5) (ASC 820).  In accordance with  EITF 07-5, warrants issued by the company in prior periods with “down-round protection” for the holder will no longer be classified in shareholders’ equity but will be classified as a liability and recorded at current fair value, computed using the Black-Scholes valuation method.  Changes in the liability from period to period will be recorded in other income (expense) under the caption “Change in fair value of warrant liability.” If the warrants are ultimately settled in shares, any gains or losses on those contracts will continue to be included in earnings. Upon adoption of EITF 07-5, the company reclassified $65,910,931 from retained earnings and $3,990,942 from paid in capital – warrants to the “Warrant Liability.”

For the fiscal year ended December 31, 2009, the Company recorded a total charge to earnings of $40,808,327 related to the warrant liability. This amount includes a charge of $65,910,931 to retaining earnings, an additional paid-in capital of $3,990,942 and a total benefit of $29,093,546 resulting from changes in the fair value of the warrant liability during the year.

13.	INCOME TAXES

The Company, being registered in the State of Nevada and which conducts all of its business through its subsidiaries incorporated in PRC, is not subject to any income tax. The subsidiaries are SWT, Sunway, Beijing Sunway, Liheng (see note 1).

SWT, Sunway, Beijing Sunway and Liheng, being registered in the PRC, are subject to PRC’s Corporate Income Tax (“CIT”). Under applicable income tax laws and regulations, an enterprise located in PRC, including the district where our operations are located, is subject to a rate of 25% for the years ended December 31, 2009 and 2008.

However, Sunway is a high technology company, and in accordance with the relevant regulations regarding the favourable tax treatment for high technology companies, Sunway is entitled to a reduced tax rate of 15% as long as Sunway located and registered in the high and advance technology development zone.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

13.	INCOME TAXES (Continued)

The Group uses the asset and liability method, where deferred tax assets and liabilities are determined based in the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. There are no material temporary differences and therefore no deferred tax asset or liabilities as at December 31, 2009 and 2008.

A reconciliation between the income tax computed at the U.S. statutory rate and the Group’s provision for income tax is as follows:

	2009	2008

U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	(34)%	(34)%
PRC CIT	25%	25%
Tax holiday	(10)%	(10)%

Provision for income taxes	15%	15%

The provision for income taxes consists of the following:

	2009	2008

Current tax - PRC CIT	$768,318	$1,726,828

Deferred tax provision	-	-

Income tax expenses	$768,318	$1,726,828

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

14.	EARNINGS PER SHARE

The calculation of the basic and diluted earnings per share attributable to the common stock holders is based on the following data:

Income:	2009	2008
Income for the purpose of basic
earnings per share	$27,978,900	$9,058,769
Effect of dilutive potential common
stock	-	-

Income for the purpose of
dilutive earnings per share	$27,978,900	$9,058,769

Number of shares:
Weighted average number of
common stock for the purpose of basic
earnings per share	18,499,736	15,127,645
Effect of dilutive potential common stock
-conversion of Series A
convertible preferred stock	-	1,386,169
-conversion of Series B
convertible preferred stock	4,814,820	4,883,223
-conversion of Warrant Series A	2,843,862	2,349,426
-conversion of Warrant Series B	1,096,842	773,773
-conversion of Warrant Series J	-	1,917,519
-conversion of Warrant Series C	2,337,659	1,886,496
-conversion of Warrant Series D	852,777	546,344

Weighted average number of common
stock for the purpose of dilutive
earnings per share	30,445,696	28,870,595

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

15.	COMMITMENTS AND CONTINGENCIES

The Group has entered into a tenancy agreement for factory expiring through 2010. Total rental expenses for the year ended December 31, 2009 and 2008 amounted to $122,700 and $120,426 respectively.

As at December 31, 2009, the Group’s commitments for minimum lease payments under these leases for the next one year are as follows:

December 31,
2010	$122,700
2011 and thereafter	-

$122,700

16.	SEGMENT INFORMATION

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

Net revenues and cost of revenues by product:

2009	Workstation	Workstation	Workstation
	Type A	Type B	Type C	SADP	Others	Consolidated

Net revenues	$4,675,932	1,643,643	5,478,736	1,080,597	184,214	13,063,122
Cost of net
revenues	(1,543,299)	(517,179)	(1,922,638)	(566,542)	(70,593)	(4,620,251)

	$3,132,633	1,126,464	3,556,098	514,055	113,621	8,442,871

2008	Workstation	Workstation	Workstation
	Type A	Type B	Type C	SADP	Others	Consolidated

Net revenues	$3,634,627	$7,596,018	$7,213,955	$1,364,511	$36,771	$19,845,882
Cost of net
revenues	(849,366)	(1,800,162)	(2,416,392)	(535,640)	(32,583)	(5,634,143)

	$2,785,261	$5,795,856	$4,797,563	$828,871	$4,188	$14,211,739

The Group’s operations are located in the PRC.  All revenues are derived from customers in the PRC.  All of the Group’s assets are located in the PRC.  Sales of workstations are carried out in the PRC.  Accordingly, no analysis of the Group’s sales and assets by geographical market is presented.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

17.	FAIR VALUE MEASUREMENTS

The Company has adopted FASB Statement No. 157, Fair Value Measurements (ASC 820), establishes a framework for measuring fair value.  That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements).  The three levels of the fair value hierarchy under FASB Statement No. 157 are described as follows:

Level 1	Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets.

Level 2
Inputs to the valuation methodology include

•  quoted prices for similar assets or liabilities in active markets

•  quoted prices for identical or similar assets or liabilities in inactive markets

•  inputs other than quoted prices that are observable for the asset or liability

•  inputs that are derived principally from or corroborated by observable market data by correlation or other means

If the asset or liability has a specified (contractual) term, the level 2 input must be observable for substantially the full term of the asset or liability.

Level 3	Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

Following is a description of the valuation methodologies used for assets and liabilities measured at fair value.

Warrant Liability: Valued at fair value using the Black-Scholes valuation method using the quoted price of the company’s common stock in an active market, volatility based on the actual market activity of the company’s stock, the remaining life of the warrant and the risk free interest rate at the date of the financial statements.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

18.	SUBSEQUENT EVENTS

In preparing these financial statements, the Company evaluated the events and transactions that occurred from January 1, 2010 through April 14, 2010, the date these financial statements were issued. The Company has made the required additional disclosures in reporting periods in which subsequent events occur.

On March 18, 2010, the Company entered into an agreement with Vision Opportunity Master Fund, Ltd (“Vision”) to exchange the Series A, B, C and D warrants into two million (2,000,000) Common Stock of the company (the “Warrant Exchange”).  The closing of the Warrant Exchange is conditional upon a closing of a financing with minimum proceeds of $10 million to the company.

On April 5, 2010, the Company entered into a Security Escrow Agreement as an inducement to the holders of warrants to enter into the Security Exchange Agreement, the principal shareholders of the Company have agreed to place an amount of common stock equal to one million shares into escrow for the benefit of the holders in the event the Company fails to achieve certain milestones by December 31, 2010.

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

During the course of internal evaluation, our accounting staff found the following misstatements in our previously reported financial statements for the fiscal year ended December 31, 2008 and fiscal quarters ended December 31, 2009 that required correction, relating to changes in fair value of warrants and impairment on investment:

1.
Changes in fair value of warrants is a non-cash income, which resulted from the change in fair values of warrants issued to investors in conjunction with the Company’s issuance of warrants in June of 2007 pursuant to provisions of FAB ASC Topic 815, “Derivative and Hedging”(ASC 815). The accounting treatment of the warrants resulted from a provision providing anti-dilution protection to the warrant holders. On March 18, 2010, the Company entered into an agreement with Vision Opportunity Master Fund, Ltd. to exchange the Series A, B, C and D warrants into 2,000,000 shares of common stock of the company (the “Warrant Exchange”).  The closing of the Warrant Exchange is conditional upon a closing of a financing with minimum proceeds of $10 million to the Company. On April 5, 2010, the Company entered into a Security Escrow Agreement as an inducement to the holders of warrants to enter into the Security Exchange Agreement, the principal shareholders of the Company have agreed to place an amount of common stock equal to one million shares into escrow for the benefit of the holders in the event the Company fails to achieve certain milestones by December 31, 2010.

2.
Originally, Impairment on investment was listed on goodwill in the first quarter of 2009 and represented the excess of the cost of an acquisition over the fair value of the net acquired identifiable assets at the date of acquisition. In the first quarter of 2010, after extensive analysis into the definition of a business as set forth in the paragraph 805-10-20 of the FASB Accounting Standards Codification, we recognized the acquisitions based on the fair value of net assets obtained. For the amount over the fair value of the net assets obtained, we have written them off as expenses at the time of acquisition.

Based upon their evaluation as of the end of the period covered by this annual report, the Company’s chief executive officer and chief financial officer concluded that, in spite of the significant deficiencies in internal control over financial reporting described below, the Company’s disclosure controls and procedures are effective as of December 31, 2009.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

We engaged PricewaterhouseCoopers (“PwC”) to assist the Company in improving the internal control system based on COSO internal control framework.  Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2009, Management identified significant deficiencies related to the following:

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

Management believes that these deficiencies do not amount to a material weakness, and it has concluded that our internal controls over financial reporting were effective as of December 31, 2009.

A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

Our management is not aware of any material weaknesses in our internal control over financial reporting, and nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statements as of December 31, 2009.  The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements. Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement of omission in any report we have filed with or submitted to the Commission. Accordingly, we believe that our financial controls were effective.

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

Changes in Internal Control over Financial Reporting

Other than as disclosed above, no changes in the Company’s internal control over financial reporting have come to management’s attention during the Company’s last fiscal quarter that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting. After hiring PwC to enhance the internal control system, the internal control over financial reporting is also included in this process. No final report has been received yet. Should PWC make anyone proposals to enhance the Company’s internal control over financial reporting such proposals will carefully be considered by the Company, and we will disclose the changes that we may execute to improve our internal control system.

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

The following table sets forth certain information with respect to our directors and executive officers.

Directors and Executive Officers	Position/Title	Age
Liu Bo	President, Chief Executive Officer and Director	44
Samuel Sheng	Chief Financial Officer	39
Sun Weishan	Chief Operating Officer and Secretary	48
Liang Deli	Director	47

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

To our knowledge, during the last ten years, none of our directors and executive officers (including those of our subsidiaries) has:

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

•
Been found by a court of competent jurisdiction (in a civil action), the SEC, the Commodities Futures Trading Commission, or any self-regulatory organization or equivalent exchange, association, entity or organization that has disciplinary authority over the Company or the executive officer/director to have violated a federal or state securities or commodities law, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity, and the judgment or administrative order has not been reversed, suspended or vacated.

Board of Directors

Our Directors are elected by the vote of a plurality in interest of the holders of our voting stock and hold office for a term of one year and until a successor has been elected and qualified.

A majority of the authorized number of directors constitutes a quorum of the Board for the transaction of business. The directors must be present at the meeting to constitute a quorum. However, any action required or permitted to be taken by the Board may be taken without a meeting if all members of the Board individually or collectively consent in writing to the action.

The board held six meetings during the fiscal year of 2009.  These meetings include meetings that were held by means of a conference telephone call, but do not include actions taken by unanimous written consent.

Each director attended at least 75% of the total number of meetings of the board during the year. Our non-management directors did not meet in executive session during 2009.

Director Experience

The Board believes that each of the Company’s directors should possess the highest personal and professional ethics, integrity and values, and be committed to representing the long-term interests of the Company’s shareholders. When evaluating candidates for election to the Board, the Board seeks candidates with certain qualities that it believes are important, including integrity, an objective perspective, good judgment, and leadership skills. The Board has also considered the fact that all of our directors have worked for, or served on the boards of directors of, a variety of companies in a range of industries. The Board believes that through their varying backgrounds, the Company’s directors bring a wealth of experiences, new ideas and solutions to the Board. Specifically, the Board has noted that our directors have the following skills and qualifications that, among others, have made them particularly suited to serve as a director of Sunway Global:

•
Mr. Liu Bo is 45 years old, bachelor degree, senior engineer, main founder of the Sunway Company. Current position is chairman & CEO of Sunway global Inc. He was nominated as Excellent Young Entrepreneur in Heilongjiang province, Labor Model in Heilongjiang Province, Private Science and Technology Entrepreneur in the Northeast, and was awarded National Labor Award in 2001. He has been working in automatic control area for a long time, and was in charge of the development work for many new products since the company’s establishment. From 1998 to 2000, he was in charge of the development of power control industrial controlling unit software. The software was tested by Electronic and Information Bureau of Heilongjiang Province in 1999 and was proved to reach domestic advanced level and with some functions reaching globally advanced level. It was named as National Major New Product in 2000, awarded First Award of Information Technology in the province in 2001 and Third Award of Science and Technology of Heilongjiang Province. He was also in charge of the development of the first Pneumatic Tube Material Transport System in the country in 2001 and 2002, marking a new breakthrough of such products in China. In 1996, he took over Industrial Computer System Application project under national Ninth Five-Year plan in the company, and was also responsible for Real-Time Database and Monitoring System under the Tenth Five-Year 863 plan in 2002. He has excellent leadership and strategic insight and good understanding of the industry.

•
Mr. Liang Deli is 48 years old, bachelor degree, and senior engineer. He joined Sunway in 1997. Led R&D team to National New Product Award. Graduated with MBA from Tsinghua University. Spent two years training in Japan and Singapore.

Audit Committee Financial Expert

Our board of directors currently acts as our audit committee. Because we only recently consummated the Reverse Merger and appointed the current members of our board of directors, our board of directors has not yet determined whether we have a member who qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K, and is “independent” based on the definition of independence in the listing standards of the National Association of Securities Dealers. Our board of directors is in the process of searching for a suitable candidate for this position.

Audit Committee

We have not yet appointed an audit committee, and our board of directors currently acts as our audit committee. At the present time, we believe that the members of board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. Our company, however, recognizes the importance of good corporate governance and intends to appoint an audit committee comprised entirely of independent directors, including at least one financial expert, during our 2010 fiscal year.

Code of Ethics

We have not adopted a code of ethics to apply to our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions because, until recently, we have not been an operating company. We expect to prepare a Code of Ethics in the near future.

Board Leadership and Risk Oversight

Our Chief Executive Officer also serves as Chairman of the Board. We have two other directors, one of whom is independent. The Board believes that the Company’s Chief Executive Officer is best situated to serve as Chairman of the Board because he is the director most familiar with our business and industry and the director most capable of identifying strategic priorities and executing our business strategy. In addition, having one person serve as both Chairman and Chief Executive Officer eliminates potential for confusion and provides clear leadership for the Company, with a single person setting the tone and managing our operations. The Board oversees specific risks, including, but not limited to:

•	appointing, retaining and overseeing the work of the independent auditors, including resolving disagreements between the management and the independent auditors relating to financial reporting;

•	approving all auditing and non-auditing services permitted to be performed by the independent auditors;

•	reviewing annually the independence and quality control procedures of the independent auditors;

•	reviewing, approving, and overseeing risks arising from proposed related party transactions;

•	discussing the annual audited financial statements with the management;

•
meeting separately with the independent auditors to discuss critical accounting policies, management letters, recommendations on internal controls, the auditor’s engagement letter and independence letter and other material written communications between the independent auditors and the management; and

•
monitoring the risks associated with management resources, structure, succession planning, development and selection processes, including evaluating the effect the compensation structure may have on risk decisions.

Nominating Procedures

During 2009 there were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Section 16 Beneficial Ownership Compliance

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of the Company’s common stock, to file initial reports of ownership and reports of changes in ownership of our common stock with the SEC.

Based solely on the reports received by the Company and on written representations from certain reporting persons, we believe that the directors, executive officers and persons who beneficially own more than 10% of the Company’s common stock during the fiscal year ended December 31, 2009 have been in compliance with Section 16(a).

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our Chief Executive Officer and other executive officers during the years ended December 31, 2009 and 2008.

Summary Compensation Table

The following is a summary of the compensation paid by us to the individuals who have served as our CEO and any executive officers who have received compensation in excess of $100,000 for the two years ended December 31, 2009 and 2008.

		Salary (cash or non-cash)	Bonus (cash or non-cash)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Liu Bo CEO and Director (current)	2009	89,153	-	-	-	-	-	-	89,152
	2008	86,180	-	-	-	-	-	-	86,180

Samuel Sheng CFO (current)	2009	70,278	-	-	-	-	-	-	70,278
	2008	68,940	-	-	-	-	-	-	68,940

Sun Weishan COO (current)	2009	70,278	-	-	-	-	-	-	70,278
	2008	68.940	-	-	-	-	-	-	68.940

Outstanding Equity Awards at Fiscal Year-End

As of our fiscal years ended December 31, 2009 and 2008, we did not have any stock option plan or stock incentive plan and there were no outstanding equity awards as of our fiscal years ended December 31, 2009 and 2008. No equity awards were granted during the year ended December 31, 2009.

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

Director Compensation

Other than as disclosed in the Summary Compensation Table above, Liang Deli received $70,278 for his services as a member of the Board of Directors for an initial term expiring on June 30, 2012. Our directors are also reimbursed for reasonable travel and other expenses incurred in connection with attending meetings of the board and its committees, if any.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table lists stock ownership of our common stock as of March 24, 2010.  The information includes beneficial ownership by (i) holders of more than 5% of our common stock, (ii) each of our current directors and executive officers and (iii) all of our directors and executive officers as a group.

The information is determined in accordance with Rule 13d-3 promulgated under the Exchange Act based upon information furnished by the persons listed or contained in filings made by them with the Commission. Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our common stock been beneficially owned by them.

Amount and Nature of Beneficial Ownership

Name and Address of Beneficial Owner	Director/Officer	Amount and Nature of Beneficial Ownership (1)		Percentage of Class (2)

Rise Elite International Limited		12,653,160	(2)	68.40%

Vision Opportunity Master Fund, Ltd.		4,751,795	(3)	25.69%

Vision Capital Advantage Fund. L.P.		596,808	(3)	3.23%

Liu Bo	President, Chief Executive Officer and Director	8,906,580	(2)	48.14%

Liang Deli	Vice President and Director	969,240	(2)	5.24%

Samuel Sheng	Chief Financial Officer	-		-

Sun Weishan	Chief Operating Officer and Secretary	-		-

All directors and officers as a group		9,875,820		53.38%

(1) Applicable percentage ownership is based on 18,499,736 shares of common stock outstanding as of March 24, 2010, together with securities exercisable or convertible into shares of common stock within 60 days of March 24, 2010 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of March 24, 2010 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2) Liu Bo and Liang Deli are shareholders of Rise Elite, holding 70.39% and 7.66% ownership interest in Rise Elite, respectively. Neither Mr. Liu or Mr. Liang hold any shares in their own right.  Mr. Liu, the majority shareholder and sole officer and director of Rise Elite, has voting and dispositive control over the shares of common stock held by Rise Elite.  and therefore may be deemed to beneficial own all of the common shares of Sunway Global held by Rise Elite.

Mr. Liang is a shareholder of Rise Elite, however Mr. Liang does not hold voting or dispositive control over the common stock of Sunway Global held by Rise Elite and as such disclaims beneficial ownership except to the extent of his pecuniary interest in these shares.

(3) Vision Capital Advisors, LLC (“Vision Capital Advisors”) serves as investment manager to Vision Opportunity Master Fund, Ltd. and Vision Capital Advantage Fund. L.P. (collectively, the “Funds”). Adam Benowitz, Managing Member of Vision Capital Advisors and Director of each of the Funds, holds the power to vote and dispose of the subject shares.

In addition to those holdings disclosed in the table above, Vision Opportunity Master Fund, Ltd. and Vision Capital Advantage Fund, L.P. (collectively, “Vision”) owned warrants A, B, C and D to purchase up to 13,765,846 shares of common stock and 4,962,963 shares of Series B Convertible Preferred Stock, each share of which is convertible into 30 shares of common stock.  However, Vision is contractually prohibited from exercising these warrants and converting the Series B Convertible Preferred Stock if the number of shares of our common stock to be issued pursuant to such exercise would cause Vision to hold in excess of 9.9% of our then issued and outstanding shares of common stock. Vision is permitted to waive such restrictions on exercise and conversion upon providing us sixty-one (61) days notice.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

Except as in the transactions set forth below, there have been no material transactions during the past two years between us and any officer, director or any shareholder owning greater than 5% of our outstanding shares, or any of their immediate family members:

As of the beginning of fiscal year 2008, $585,678 was due from Beijing Sunway New-Force Medical Treatment Tech Co., Ltd. (“Beijing Sunway”), a related company in which Liang Deli, a director of Sunway Global, held a 44% equity interest prior to March 2008. All of this loan was paid off in March 2008.

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

Director Independence

The Company currently has two directors, Liu Bo and Liang Deli. Neither director qualifies as an “independent” director as that term is defined under the National Association of Securities Dealers Automated Quotation system. Our company, however, recognizes the importance of good corporate governance and intends to appoint an audit committee comprised entirely of independent directors, including at least one financial expert, during our 2010 fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees. The aggregate fees incurred by the Company’s independent registered public accounting firms, for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2009 and December 31, 2008, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q and other SEC filings during those fiscal years were approximately $76,000 and $50,000, respectively.

Audit-Related Fees. The aggregate fees incurred by the Company’s independent registered public accounting firms were $3,600 and $3,097, respectively, for audit-related services during the years ended December 31, 2009 and December 31, 2008.

Tax Fees. The Company did not incur any tax fees from its independent registered public accounting firms for services rendered to the Company for the fiscal years ended December 31, 2009 and December 31, 2008.

All Other Fees. The Company did not incur any other fees from its independent registered public accounting firms for services rendered to the Company, other than the services covered in “Audit Fees” for the fiscal years ended December 31, 2009 and December 31, 2008.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibits:

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation, as amended and corrected. (1)

3.2	Bylaws. (2)

3.3	Specimen of Common Stock certificate. (1)

3.4	Certificate of Designations authorizing the Series A Convertible Preferred Stock, as amended and corrected. (1)

3.5	Certificate of Designations authorizing the Series B Convertible Preferred Stock, as amended and corrected. (1)

4.1	Series B Stock Purchase Agreement, dated as of June 5, 2007, by and among the Company, Vision Opportunity Master Fund, Ltd. and each of the other investors party thereto. (1)

4.2	Registration Rights Agreement, dated as of June 5, 2007, by and between the Company and Vision Opportunity Master Fund, Ltd. (1)

4.3	Lock-Up Agreement, dated as of June 5, 2007, by and among the Company and Rise Elite. (1)

4.4	Form of Series A Warrant. (1)

4.5	Form of Series B Warrant. (1)

4.6	Form of Series C Warrant. (1)

4.7	Form of Series D Warrant. (1)

4.8	Form of Series J Warrant. (1)

4.9	Form of Series E Warrant issued to Kuhns Brothers. (1)

10.1	Share Exchange Agreement, dated as of June 5, 2007, by and between the Company, Rise Elite and World Through Limited. (1)

10.2
Securities Purchase Agreement, dated as of June 5, 2007, by and between the Company, Rise Elite, Vision Opportunity Master Fund, Richard Astrom, Christopher Astrom, and certain other parties signatory thereto. (1)

10.3	Form of Escrow Agreement, dated June 5, 2007, by and between the Company, Rise Elite, Vision and Loeb and Loeb LLP. (3)

10.4	Engagement Letter Agreement, dated September 1, 2006, by and between Sunway and Kuhns Brothers, Inc. (1)

10.5	Form of Securities Escrow Agreement, dated June 5, 2007, by and between the Company, Vision Opportunity Master Fund, Ltd., Rise Elite and Loeb and Loeb LLP. (1)

10.6	Form of Consignment Agreement, dated as of June 5, 2007, between Rise Elite and the Shareholders of Sunway. (3)

10.7	Form of Consignment Transfer Agreement, dated as of June 5, 2007, between Rise Elite and WTL. (3)

10.8	Exclusive Purchase Option Agreement, dated as of June 5, 2007, between shareholders of Sunway and WTL. (3)

10.9	Intellectual Property Transfer Agreement, dated as of June 5, 2007, between Sunway and SWT. (3)

10.10	Intellectual Property Licensing Agreement, dated as of June 5, 2007, between Sunway and SWT. (3)

10.11	Consigned Management Agreement, dated as of June 5, 2007, between SWT, Sunway, and the shareholders of Sunway. (3)

10.12	Loan Agreement, dated as of June 5, 2007, between Sunway and SWT. (3)

10.13	Equipment Lease Agreement, dated as of June 5, 2007, between Sunway and SWT. (3)

10.14 10.15
Amendment to Registration Rights Agreement dated July 24, 2007 by and between the Company, Vision Opportunity Master Fund, Ltd., and Columbia China Capital Group, Inc. (4)
Amendment to Registration Rights Agreement dated June 19, 2008 by and between the Company and Vision Opportunity Master Fund, Ltd. (4)

10.16	Capital Transfer Agreement, dated March 16, 2008, by and among SWT, Liang DeLi, Sun Xitao, and Yao Liyan. (5)

10.17	Share and Asset Transfer Agreement, dated August 31, 2008, by and between Liheng Enterprise Company Limited and SWT. (6)

10.18	Lease Agreement, by and between Beijing Jiahai Realty Development Co., Ltd., Beijing Jiahai Property Management Co., Ltd., and Beijing Sunway New-force Medical Treatment Tech Co., Ltd. (6)

10.19	Lease Agreement, dated March 18, 2008, by and between Daqing Sunway and Daqing Zhuangye Guangchang Co., Ltd. (6)

21.1	List of Subsidiaries. (6)

31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Act of 2002 Section 302.

31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Act of 2002 Section 302.

32.1	Certification by Chief Executive Officer pursuant to Sarbanes-Oxley Act of 2002 Section 906.

32.2	Certification by Chief Financial Officer pursuant to Sarbanes-Oxley Act of 2002 Section 906.

(1) Incorporated by reference to the exhibit of the same number to our report on form 8-K filed with the SEC on June 12, 2007.

(2) Incorporated by reference to the exhibit of the same number to our report on form 8-K/A filed with the SEC on June 20, 2007.

(3) Incorporated by reference to the exhibit of the same number to our report on form 8-K/A filed with the SEC on June 27, 2007.

(4) Incorporated by reference to the exhibit of the same number to our registration statement on form S-1 filed with the SEC on September 23, 2008.

(5) Incorporated by reference to the exhibit to our quarterly report for the period ended March 31, 2008 on Form 10-Q/A filed with the SEC on March 6, 2009.

(6) Incorporated by reference to the exhibit to our annual report for the period ended December 31, 2008 on Form 10-K filed with the SEC on March 30, 2009.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNWAY GLOBAL INC.

April 14, 2010	By:	/s/ Liu Bo
Liu Bo
Chief Executive Officer and Chairman (principal executive officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Liu Bo	Chief Executive Officer and	April 14, 2010
Liu Bo	Chairman of the Board of Directors

/s/ Samuel Sheng	Chief Financial Officer (principal financial	April 14, 2010
Samuel Sheng	and accounting officer)

/s/ Liang Deli	Director	April 14, 2010
Liang Deli