Form 10-Q/A
period 2009-03-31
Sunway Global Inc.
filed 2010-05-13
CIK 1096840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE:

The Registrant is hereby filing this Form 10-Q/A for the period ended March 31, 2009 to correct and restate its financial statements, notes, and related disclosure as relates to changes in the classification of the fair value of warrants in accordance with to paragraph 815-40.15 of the FASB Accounting Standards Codification (EITF 07-05) as adopted on January 1, 2009 and the classification of the Company’s acquisition of Qingdao Liheng Textiles Co. Ltd. as an impairment on investment.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNWAY GLOBAL INC.

CONTENTS	PAGES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	4

CONSOLIDATED BALANCE SHEETS	5 - 6

CONSOLIDATED STATEMENTS OF INCOME	7

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	8

CONSOLIDATED STATEMENTS OF CASH FLOWS	9 - 10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	11 – 40

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

Since our previous report dated May 13, 2009, it was determined that the consolidated financial statements needed restatement to make corrections as described in note 19.

Hong Kong	Albert Wong & Co.
May 13, 2009	Certified Public Accountants
Except for note 19 which is dated May 13, 2010

SUNWAY GLOBAL INC.
CONSOLIDATED BALANCE SHEETS
AS AT MARCH 31, 2009 AND DECEMBER 31, 2008
(Stated in US Dollars)
	Notes	March 31, 2009	December 31, 2008
		(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	2(k)	$12,212,431	$15,189,941
Trade receivables, net	5	2,702,440	2,953,919
Inventories	8	1,022,032	590,738
Advances to suppliers		1,502,484	547,952
Prepayments		750,564	-
Tender deposits		18,406	112,735
Travel advances to shareholders	6	57,483	38,733
Advances to employees	7	331,588	429,804

Total current assets		$18,597,428	$19,863,822
Restricted cash		356,046	378,366
Amount due from a related company	4	830	830
Property, plant and equipment, net	9	5,801,161	5,069,871
Intangibles, net	10	9,702,976	6,576,769
Deposit for acquisition of computer software		-	1,750,751
Deposit for technology-based design		3,505,902	-
Deposit for acquisition of subsidiary		-	7,725,445

TOTAL ASSETS		$37,964,343	$41,365,854

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable		$712,325	$59,912
Income tax payable		211,410	632,893
Turnover and other taxes		89,834	406,839
Expected warranty liabilities	11	50,460	50,396
Customers deposits		202,102	-
Accrued liabilities		293,480	301,461
Other payables		266,945	15,168

Total current liabilities		$1,826,556	$1,466,669
Warrant liabilities		90,383,149	-

TOTAL LIABILITIES		$92,209,705	$1,466,669

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.

CONSOLIDATED BALANCE SHEETS (Continued)
AS AT MARCH 31, 2009 AND DECEMBER 31, 2008
(Stated in US Dollars)

	Notes	March 31, 2009	December 31, 2008
		(Unaudited)	(Audited)

Commitments and contingencies	16	$-	$-

STOCKHOLDERS’ EQUITY

Series B Convertible Preferred Stock $0.0000001 par value; 400,000 shares authorized; 160,494 shares issued and outstanding at March 31, 2009 and December 31, 2008 respectively	12	$1	$1

Common stock at $0.0000001 par value; 100,000,000 shares authorized; 18,499,736 shares issued and outstanding at March 31, 2009 and December 31, 2008 respectively		2	2
Additional paid-in capital		18,689,023	22,679,965
Statutory reserves		3,033,855	2,127,978
(Accumulated deficit)/retained earning		(78,839,490)	12,247,049
Accumulated other comprehensive income		2,871,247	2,844,190

		$(54,245,362)	$39,899,185

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$37,964,343	$41,365,854

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

		Three months ended March 31,
		2009	2008
	Notes

Net revenues	17	$2,933,573	$3,604,034
Cost of net revenues	17	(893,980)	(1,141,745)

Gross profit		$2,039,593	$2,462,289

Selling expenses		(180,349)	(25,237)
General and administrative expenses		(631,894)	(786,242)

Income from operation		$1,227,350	$1,650,810
Interest income		23,577	143
Impairment on investment	18	(4,831,386)	-
Change in fair value of warrants		(20,481,276)	-
		-

Income before (loss)/income taxes		$(24,061,735)	$1,650,953

Income taxes	14	(207,996)	(273,542)

Net (loss)/income		$(24,269,731)	$1,377,411

Net (loss)/income per share:
-Basic		$(1.31)	$0.16

-Diluted		$(1.31)	$0.05

Weighted average number of common stock
-Basic	13	18,499,736	8,360,349

-Diluted	13	18,499,736	27,642,747

See notes to consolidated financial statements

SUNWAY GLOBAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2008 AND THREE MONTHS ENDED
MARCH 31, 2009
(Stated in US Dollars)(Unaudited)

					Additional		Retained	Accumulated
	Preferred	Preferred	No.		paid -		earnings/	other
	Series	Series	shares	Common	in	Statutory	(accumulated	comprehensive
	A	B	outstanding	stock	capital	reserves	deficit)	income	Total

Balance, January 1, 2008	$1	$1	223,658	$1	$16,099,965	$2,127,978	$3,188,280	$1,180,288	$22,596,514
Conversion of Preferred Series A into Common Stock	(1)	-	13,711,831	-	1	-	-	-	-
Conversion of Preferred Series B into Common Stock	-	-	148,140	-	-	-	-	-	-
Conversion of Warrant Series J into Common Stock	-	-	4,416,107	1	6,579,999	-	-	-	6,580,000
Net income	-	-	-	-	-	-	9,058,769	-	9,058,769
Foreign currency translation adjustment	-	-	-	-	-	-	-	1,663,902	1,663,902

Balance, December 31, 2008	$-	$1	18,499,736	$2	$22,679,965	$2,127,978	$12,247,049	$2,844,190	$39,899,185

Balance, January 1, 2009	$-	$1	18,499,736	$2	$22,679,965	$2,127,978	$12,247,049	$2,844,190	$39,899,185
Net loss	-	-	-	-	-	-	(24,269,731)	-	(24,269,731)
Reclassification of warrants from equity to derivative liabilities	-	-	-	-	(3,990,942)	-	(65,910,931)	-	(69,901,873)
Appropriations to statutory reserves	-	-	-	-	-	905,877	(905,877)	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	27,057	27,057

Balance, March 31, 2009	$-	$1	18,499,736	$2	$18,689,023	$3,033,855	$(78,839,490)	$2,871,247	$(54,245,362)

See notes to consolidated financial statements

SUNWAY GLOBAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

	Three months ended March 31,
	2009	2008
Cash flows from operating activities
Net (loss)/income	$(24,269,731)	$1,377,411
Depreciation	240,444	177,687
Amortization	253,803	196,280
Change in fair value of warrants	20,481,276	-
Impairment on investment	4,831,386	-

Adjustments to reconcile net income to net cash provided by operating activities:
Trade receivables, net	255,153	(620,159)
Inventories	(430,489)	(77,394)
Advances to suppliers	(776,077)	964,951
Prepayments	(178,370)	383,008
Tender deposits	94,457	-
Travel advances to shareholders	(18,699)	(39,137)
Advances to employees	98,741	(398,153)
Accounts payable	652,243	(254,484)
Income tax payable	(422,216)	118,380
Turnover and other taxes	(289,028)	85,220
Loans from unrelated parties	-	1,572,360
Amount due from a director	-	(726,133)
Customers deposits	202,073	(216,932)
Accrued liabilities	(8,336)	36,341
Other payables	324,750	(7,113)

Net cash provided by operating activities	$1,041,380	$2,572,133

Cash flows from investing activities
Purchase of technology-based designs	(3,505,390)	-
Purchase of intangibles assets	(596,754)	-
Purchase of plant and equipment	(78,781)	(939,630)
Used of restricted cash	22,320	23,095
Deposit for acquisition of computer software	-	(1,281,650)

Net cash used in investing activities	$(4,158,605)	$(2,198,185)

Cash flows from financing activities	$-	$-

Net cash provided by financing activities	$-	$-

SUNWAY GLOBAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

	Three months ended March 31,
	2009	2008

Net in cash and cash equivalents (used)/sourced	$(3,117,225)	$373,948

Effect of foreign currency translation on
cash and cash equivalents	139,715	262,621

Cash and cash equivalents–beginning of period	15,189,941	5,820,100

Cash and cash equivalents–end of period	$12,212,431	$6,456,669

Supplementary cash flow information:
Tax paid	$630,304	$157,694
Interest received	23,577	143

SUPPLEMENTAL NON-CASH DISCLOSURES:

1.
During the three months ended March 31, 2009 and 2008, an amount of $1,752,695 and nil were transferred from “deposit for the acquisition of computer software” to “property, plant and equipment”, respectively.

2.
During the three months ended March 31, 2009 and 2008, an amount of $7,725,445 and nil were transferred from “deposit for the acquisition of subsidiary” to “acquisition of subsidiary, net of cash acquisition”.

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

On January 16, 2009, World Through (BVI) acquired Qingdao Liheng Textiles Co., Ltd (“Liheng”) as its wholly-owned subsidiary. Liheng was incorporated in PRC on June 6, 2003.

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

The Company owned five subsidiaries since its reverse-merger on June 6, 2007. The detailed identities of the consolidating subsidiaries would have been as follows:

Name of subsidiaries	Place of incorporation	Attributable interest

World Through Ltd	British Virgin Islands	100%

Sunway World Through Technology (Daqing) Co Ltd	PRC	100%

*Daqing Sunway Technology Co Ltd	PRC	100%

Beijing Sunway New-force Medical Treatment Tech Co., Ltd	PRC	100%

Qingdao Liheng Textiles Co., Ltd	PRC	100%

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
Land use rights	Over lease terms
Technology-based design	10 years

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

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company maintains bank accounts in the PRC and only HSBC in Hong Kong. The Company does not maintain any bank accounts in the United States of America.

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

(o)	Cost of net revenues

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

(y) Recent accounting pronouncements(continued)

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

For the three months ended March 31, 2009 and 2008, all of the Group’s sales were generated from the PRC. In addition, all trade receivables as of March 31, 2009 and December 31, 2008 also arose in the PRC.

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

Advances to employees are advances for purchases and travelling. They are unsecured, interest free and repayable on demand. The following table provides the rollforward of the activity in the advances to employees:

	March 31, 2009	December 31, 2008

Beginning balance, January 1	$429,804	$548,364
Add: Advanced during the period/year	142,460	659,177

Less: Transferred to income statement	(77,639)	(406,262)
Recollected from employees	(163,037)	(371,475)

Ending balance	$331,588	$429,804

8.	INVENTORIES

Inventories comprise the followings:
	March 31, 2009	December 31, 2008

Finished goods	$459,889	$218,448
Work in progress	41,187	188,855
Raw materials	520,956	183,435

	$1,022,032	$590,738

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

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

11.	EXPECTED WARRANTY LIABILITIES

An analysis of the expected warranty liabilities as at March 31, 2009 and December 31, 2008 is as follows:

	March 31, 2009	December 31, 2008

Balance at beginning of period/year	$50,396	$55,351
Warranty expense for the period/year	-	(8,533)
Foreign currency difference	64	3,578

Balance at end of period/year	$50,460	$50,396

12.	SERIES B CONVERTIBLE PREFERRED STOCK AND ASSOCIATED WARRANTS

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

On November 10, 2008, Columbia China Capital Group, Inc. converted the Warrant J, totally 53,691 shares into 53,691 of common stock.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

13.	(LOSS)/EARNINGS PER SHARE

The calculation of the basic and diluted earnings per share attributable to the common stock holders is based on the following data:

	For the three months ended March 31,
	2009	2008
Earnings:
(Loss)/earnings for the purpose of Basic (loss)/earnings per share	$(24,269,731)	$1,377,411
Effect of dilutive potential common
Stock	-	-

(Loss)/earnings for the purpose of Dilutive (loss)/earnings per share	$(24,269,731)	$1,377,411

Number of shares:
Weighted average number of common stock for the purpose of basic earnings per share	18,499,736	8,360,349
Effect of dilutive potential common stock
-conversion of Series A
convertible preferred stock	-	5,575,140
-conversion of Series B
convertible preferred stock	-	4,962,960
-conversion of Warrant Series A	-	2,520,496
-conversion of Warrant Series B	-	885,551
-conversion of Warrant Series J	-	2,623,161
-conversion of Warrant Series C	-	2,057,343
-conversion of Warrant Series D	-	657,747

Weighted average number of common stock for the purpose of dilutive earnings per share	18,499,736	27,642,747

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

A reconciliation between the income tax computed at the U.S. statutory rate and the Group’s provision for income tax is as follows:

	Three months ended March 31,
	2009	2008

U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	(34)%	(34)%
PRC Enterprise Income Tax	25%	25%
Tax holiday	(10)%	(10)%

Provision for income tax	15%	15%

       The provision for income taxes consists of the following:

	Three months ended March 31,
	2009	2008

Current tax – PRC EIT	$207,996	$273,542
Deferred tax provision	-	-

Income tax expenses	$207,996	$273,542

15.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Group has entered into a tenancy agreement for factory expiring through 2010. Total rental expenses for the three months ended March 31, 2009 and for the year ended December 31, 2008 amounted to $32,630 and $70,922 respectively.

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

18.	ACQUISITION

In order to expand, on August 31, 2008, the Group entered an agreement with a third party, Qingdao Liheng Textiles Co., Ltd, to acquire its 100% interest of it, for a cash consideration of approximately $7.29 million (RMB$50,000,000). The whole amount of $7,725,445 was paid and classified as “Deposit for the acquisition of subsidiary” as at December 31, 2008. The transaction was planned to be finished at December 1, 2008, but due to the PRC authority processing delay, was completed on January 16, 2009.

Details of net assets acquired and impairment are as follows:

Purchase consideration	$7,725,445

Less: Fair value of net assets acquired (see below)	(2,894,059)

Impairment on investment	$4,831,386

The assets and liabilities arising from the acquisition, provisionally determined, are as follows:

Fair value
Cash and cash equivalents	$73,193
Property, plant and equipment	955,208
Land use rights	1,133,323
Other receivables	1,127,949
Turnover and other taxes	28,477
Other payables	(424,091)

Net assets acquired	$2,894,059

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

18.  ACQUISITION (Continued)

The following tabulations were retroactive restatements of pro forma consolidated income statements for the year ended December 31, 2008.  The retroactive restatements were based on the assumption that the acquisition of Qingdao Liheng Textiles Co., Ltd was made at the beginning of 2008 for the purpose of comparative analysis.

SUNWAY GLOBAL INC
UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2008

	Registrant (Historical)	Target (Historical)	Pro forma adjustments		Pro forma Combined
ASSETS
Current assets
Cash and cash equivalents	$15,189,941	$869	$		$15,190,810
Trade receivables, net	2,953,919	-			2,953,919
Inventories	590,738	-			590,738
Advances to suppliers	547,952	-			547,952
Tender deposits	112,735	-			112,735
Travel advances to shareholders	38,733	-			38,733
Advances to employees	429,804	-			429,804
Advances to a shareholder	-	1,074,640		(432,298)	642,342
Other receivables	-	6,954			6,954

Total current assets	$19,863,822	$1,082,463	$		$20,513,987

Restricted cash	$378,366	$-	$		$378,366
Amount due from a related company	830	-			830
Property, plant and equipment, net	5,069,871	555,005			5,624,876
Intangible assets, net	6,576,769	196,014			6,772,783
Deposit for acquisition of computer software	1,750,751	-			1,750,751
Deposit for acquisition of subsidiary	7,725,445	-		(7,725,445)	-
Impairment on investment	-	-		6,598,351	6,598,351

TOTAL ASSETS	$41,365,854	$1,833,482	$		$41,639,944

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

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

18.  ACQUISITION (Continued)

SUNWAY GLOBAL INC
UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2008

	Registrant (Historical)	Target (Historical)	Pro forma adjustments		Pro forma Combined
SHAREHOLDERS’ EQUITY
Series B convertible preferred stock at $0.000001 par value; 400,000 shares authorized; 160,494 shares issued and outstanding	$1	$-	$		$1

Common Stock at $0.000001 par value; 100,000,000 shares authorized, 18,499,736 shares issued and outstanding	2	1,237,076		(1,237,076)	2
Additional paid-in capital	22,679,965	-			22,679,965
Statutory reserves	2,127,978	-			2,127,978
Retained earnings/ (accumulated losses)	12,247,049	(109,982)		109,982	12,247,049
Accumulated other comprehensive income	2,844,190	-			2,844,190

	$39,899,185	$1,127,094	$		$39,899,185

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$41,365,854	$1,833,482	$		$41,639,944

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

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

18.  ACQUISITION (Continued)

SUNWAY GLOBAL INC
UNAUDITED PRO FORMA CONSOLIDATED INCOME STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2008

Earnings per common share
- Basic	$0.60

- Fully diluted	$0.31

Common shares outstanding
- Basic	15,127,645

- Fully diluted	28,870,595

19.	RESTATEMENTS

On June 5, 2007 and as discussed in Note 12 above, the Company issued a number of series of warrants to certain investors.  Each warrant is convertible into 1 share of common stock or a total of 14,068,605 shares of common stock. The warrants have a three year life and the Series A warrants are exercisable at an equivalent price of $1.76 per share, the Series B are exercisable at an equivalent price of $2.30 per share, the Series C are exercisable at an equivalent price of $1.94 per share and the Series D are exercisable at an equivalent price of $2.53 per share.

During the year-end audit of December 31, 2009 financial statements, the Company had discovered that the warrants prescribed above were not appropriately accounted in accordance with the provisions of FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”) (previously EITF 07-5, Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock”) which was effective January1, 2009. For quarterly reporting periods during 2009 or effective January 1, 2009, the Company incorrectly recorded these warrants under equity treatment. These warrants contained down-round protection (full-ratchet down round protection) and were not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of these warrants should have been recognized in earnings for all reporting periods effective January 1, 2009 until such time as the warrants are exercised or expire.

As a result of this, the Company restated its financial statements by appropriately adopting ASC 815 whereby recording these warrants from equity to liability measured at fair value with changes in fair value recognized in earnings for each reporting periods and recording a cumulative-effect adjustment to the opening balance of retained earnings.

SUNWAY GLOBAL INC.

BALANCE SHEETS
	Original	Restated
	March 31, 2009
	(Unaudited)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$12,212,431	$12,212,431
Trade receivables, net	2,702,440	2,702,440
Inventories	1,022,032	1,022,032
Advances to suppliers	1,502,484	1,502,484
Prepayments	750,564	750,564
Tender deposits	18,406	18,406
Travel advances to shareholders	57,483	57,483
Advances to employees	331,588	331,588

Total current assets	$18,597,428	$18,597,428
Restricted cash	356,046	356,046
Amount due from a related company	830	830
Property, plant and equipment, net	5,801,161	5,801,161
Intangibles, net	9,702,976	9,702,976
Deposit for acquisition of computer software	-	-
Deposit for technology-based design	3,505,902	3,505,902
Deposit for acquisition of subsidiary	-	-
Goodwill	4,831,386	-

TOTAL ASSETS	$42,795,729	$37,964,343

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$712,325	$712,325
Income tax payable	211,410	211,410
Turnover and other taxes	89,834	89,834
Expected warranty liabilities	50,460	50,460
Customers deposits	202,102	202,102
Accrued liabilities	293,480	293,480
Other payables	266,945	266,945

Total current liabilities	$1,826,556	$1,826,556

Warrant liabilities	-	90,383,149
TOTAL LIABILITIES	$1,826,556	$92,209,705

SUNWAY GLOBAL INC.

BALANCE SHEETS (Continued)

	Original	Restated
	March 31, 2009
	(Unaudited)	(Unaudited)

STOCKHOLDERS’ EQUITY

Series B Convertible Preferred Stock $0.0000001 par value; 400,000 shares authorized; 160,494 shares issued and outstanding at March 31, 2009	$1	$1

Common stock at $0.0000001 par value; 100,000,000 shares authorized; 18,499,736 shares issued and outstanding at March 31, 2009	2	2
Additional paid-in capital	22,679,965	18,689,023
Statutory reserves	3,033,855	3,033,855
Retained earnings/(accumulated deficit)	12,384,103	(78,839,490)
Accumulated other comprehensive income	2,871,247	2,871,247

	$40,969,173	$(54,245,362)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$42,795,729	$37,964,343

SUNWAY GLOBAL INC.

STATEMENT OF INCOME

	Original	Restated
	Three months ended March 31, 2009
	(Unaudited)	(Unaudited)

Net revenues	$2,933,573	$2,933,573
Cost of net revenues	(893,980)	(893,980)

Gross profit	$2,039,593	$2,039,593

Selling expenses	(180,349)	(180,349)
General and administrative expenses	(631,894)	(631,894)

Income from operation	$1,227,350	$1,227,350
Interest income	23,577	23,577
Impairment on investment	-	(4,831,386)
Change in fair value of warrants	-	(20,481,276)
		-
Income/(loss) before income taxes	$1,250,927	(24,061,735)

Income taxes	(207,996)	(207,996)

Net income/(loss)	$1,042,931	$(24,269,731)

Net income/(loss) per share:
-Basic	$0.06	$(1.31)

-Diluted	$0.03	$(1.31)

Weighted average number of common stock
-Basic	18,499,736	18,499,736

-Diluted	31,578,154	18,499,736

SUNWAY GLOBAL INC.

STATEMENT OF CASH FLOWS
	Original	Restated
	Three months ended March 31, 2009
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income/(loss)	$1,042,931	$(24,269,731)
Depreciation	240,444	240,444
Amortization	253,803	253,803
Change in fair value of warrants	-	20,481,276
Impairment on investment	-	4,831,386

Adjustments to reconcile net income to net cash provided by operating activities:
Trade receivables, net	255,153	255,153
Inventories	(430,489)	(430,489)
Advances to suppliers	(953,755)	(776,077)
Prepayments	377,494	(178,370)
Tender deposits	94,457	94,457
Travel advances to shareholders	(18,699)	(18,699)
Advances to employees	98,741	98,741
Accounts payable	652,243	652,243
Income tax payable	(393,739)	(422,216)
Turnover and other taxes	(317,470)	(289,028)
Loans from unrelated parties	-	-
Amount due from a director	-	-
Customers deposits	202,073	202,073
Accrued liabilities	(8,336)	(8,336)
Other payables	(172,370)	324,750

Net cash provided by operating activities	$922,481	$1,041,380

Cash flows from investing activities
Purchase of technology-based designs	(3,505,390)	(3,505,390)
Purchase of intangibles assets	(485,275)	(596,754)
Purchase of plant and equipment	(10,051)	(78,781)
Used of restricted cash	22,320	22,320
Acquisition of subsidiary, net of cash acquired	(7,652,252)	-
Reversal of deposit for acquisition of subsidiary	7,725,445	-

Net cash used in investing activities	$(3,905,203)	$(4,158,605)

Cash flows from financing activities	$-	$-

Net cash provided by financing activities	$-	$-

SUNWAY GLOBAL INC.

CASH FLOWS

	Original	Restated
	Three months ended March 31, 2009
	(Unaudited)	(Unaudited)
Net in cash and cash equivalents used	$(2,982,722)	$(3,117,225)

Effect of foreign currency translation on cash and cash equivalents	5,212	139,715

Cash and cash equivalents–beginning of period	15,189,941	15,189,941

Cash and cash equivalents–end of period	$12,212,431	$12,212,431

Supplementary cash flow information:
Tax paid	$630,304	$630,304
Interest received	23,577	23,577

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

Overview

Since June 27, 2007, the Company has operated as a holding company for entities that, through contractual relationships, control the business of Daqing Sunway Technology Co., Ltd (“Daqing Sunway”), a company organized under the laws of the PRC that designs, manufactures and sells logistic transport systems and medicine dispensing systems and equipment that are principally used by hospitals and other medical facilities in the PRC. Now our Company is the only producer of two products in the PRC. We have served approximately 300 customers in the PRC from our facilities in Daqing.  We generate our revenue from sales in two product categories: pneumatic transport systems (“PTS”) and medicine dispensing systems (“SADP”).

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

	Three Months Ended March 31,
	2009	2008		Change	Change rate
Net Revenue	$2,933,573	$3,604,034		$(670,461)	(18.60)%
Cost of net revenue	$893,980	$1,141,745		$(247,765)	(21.70)%
Gross Profit	$2,039,593	$2,462,289		$(422,696)	(17.17)%
Gross Margin	69.53%	$68.32%		-	1.21%
Operating Income	$1,227,350	$1,650,810		$(423,460)	(25.65)%
Changes in fair value of warrants	$20,481,276		$-	$20,481,276	-
Impairment on investment	$4,831,386		$-	$4,831,386	-
Net Loss/income	$(24,269,731)	$1,377,411		$(25,647,142)	-
Net profit margin	-	38.22%		-	-

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

The table below presents information about our operating expenses for the periods indicated:

	Three Months Ended March 31,
	2009	2008	Change
Selling expenses	$180,349	$25,237	614.62%
General & Administrative expenses	$631,894	$786,242	(19.63)%
Total operating expenses	$812,243	$811,479	0.09%

Changes in fair value of warrants

Changes in fair value of warrants were $20,481,276 for the three months ended March 31, 2009.  This is recorded as a non-cash income, which resulted from the change in fair value of warrants issued to investors in conjunction with the Company’s issuance of warrants in June of 2007 pursuant to provisions of FASB ASC Topic 815, “Derivative and Hedging” (ASC 815). The accounting treatment of the warrants resulted from a provision providing anti-dilution protection to the warrant holders. On March 18, 2010, the Company entered into a Security Exchange Agreement intending to exchange all warrants into common stock. As a result of this agreement, on the closing date of the agreement, the Company will issue 2,000,000 shares of common stock in exchange for the retirement of all of the outstanding warrants owned by Vision Opportunity Master Fund Ltd. and its affiliates. The closing of the agreement is conditioned upon a closing of a financing with minimum proceeds of $10 million to the Company.

Impairment on investment

Impairment on investment was $4,831,386 for the three months ended March 31, 2009. Originally, it was showed on goodwill, it represents the excess of the cost of an acquisition over the fair value of the net acquired identifiable assets at the date of acquisition. In the first quarter of 2010, after performing extended analysis into the definition of a business as set forth in the paragraph 805-10-20 of the FASB Accounting Standards Codification, we recognized the acquisitions based on the fair value of net assets obtained. For the amount over the fair value of the net assets obtained, we wrote them off as expenses at the time of acquisition.

Net Loss

Net loss was $24,269,731 for the three months ended March 31, 2009, representing a decrease of 1,861.98% from $1,377,411 for the same period of 2008. In the first quarter of 2009 our net loss was impacted by a non-cash charges of $25,312,662 unrelated to the Company’s operations, mainly consisting of charge in fair value of warrants and impairment on investment was $20,481,276 and $4,831,386 respectively. Excluding the $25,312,662 in non-cash charges, the Company’s net income from operations for the three months ended March 31, 2009 would have been $1,042,931, representing a decrease of 24.48% from the first quarter of 2008 to the first quarter of 2009. The decrease is primarily due to the drop in sales and slight increase in operating expenses.

Earnings Per Share

Basic and diluted net loss per share for the three months ended March 31, 2009 were $1.31 and $1.31 compared to earnings per share for the three months ended March 31, 2008 were $0.16 and $0.05. The weighted average number of shares outstanding to calculate basic EPS was 18,499,736 and 8,360,349 for the three months ended March 31, 2009 and March 31, 2008, respectively. The weighted average number of shares outstanding to calculate diluted EPS was 18,499,736 and 27,642,747 for the three months ended March 31, 2009 and March 31, 2008.

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

Accounts Payable

Accounts payable amounted to $712,325 as of March 31, 2009, an increase of 1,088.95% from $59,912 as of December 31, 2008. The increase is mainly due to our management’s over estimation demand of the market, which resulted of an increase in purchases of raw material.

Liquidity and Capital Resources

We have historically financed our operations and capital expenditures principally through private placements of debt and equity offerings and cash provided by operations.

The table below presents information about our cash flow for the periods indicated:

	Three months ended March 31,
	2009	2008	Change
Net cash provided by (used in) operating activities	$1,041,380	$2,572,133	$(1,530,753)
Net cash provided by (used in) investing activities	$(4,158,605)	$(2,198,185)	$(1,960,420)
Net cash provided by (used in) financing activities	$-	$-	$-
Effect of foreign currency translation on cash and cash equivalents	$139,715	$262,621	$(122,906)
Beginning cash and cash equivalent	$15,189,941	$5,820,100	$9,369,841
Ending cash and cash equivalent	$12,212,431	$6,456,669	$5,755,762

Operating Activities

For the three months ended March 31, 2009, net cash provided by operating activities was $1,041,380. This was primarily attributable to our net loss of $24,269,731, adjusted by an add-back of non-cash charges mainly consisting of depreciation, amortization, impairment on the purchase of Qingdao Liheng Textiles Co., Ltd, and charges in fair value of warrants of $240,444, $253,803, $4,831,386, and $20,481,276 respectively, offset by a $495,798 decrease in working capital. Specifically, decrease in working capital was primarily due to: i) a $255,153 trade receivables decrease driven by a drop in revenue; ii) a $430,489 increase in inventories, principally of raw material and work in progress inventory, due to our over estimation of market demand; iii) a $776,077 increase in advances to suppliers to buy raw materials; iv) a $3,871 increase in prepayments, travel advances to shareholders, other receivables, tender deposits and advances to employees, consisting primarily of prepayments for raw materials and other supplies in advance of shipment, working capital for sales staff and payment of client deposits; partially offset by a $459,486 decrease in accounts payable, tax payable, loans from unrelated parties, amount due from a director, customer deposits, accrued liabilities and other payables.

Investing Activities

For the three months ended March 31, 2009, net cash used in investing activities was $4,158,605. This was primarily attributable to: i) a $78,781 capital expenditure for purchase of new plant and equipment; ii) a $596,754 capital expenditure for purchase of new intangible assets; iii) a $3,505,390 capital expenditure for the purchase of technology-based designs, and $22,320 in restricted cash.

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

Critical Accounting Policies

Management's discussion and analysis of its financial condition and results of operations is based upon Sunway’s consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The Company’s financial statements reflect the selection and application of accounting policies which require management to make significant estimates and judgments. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company believes that the following reflect the more critical accounting policies that currently affect Sunway’s financial condition and results of operations.

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

During the course of internal evaluation of the Company’s disclosure controls and procedures for the year ended December 31, 2009, our accounting staff found the following misstatements in our previously reported financial statements for the fiscal quarter ended March 31, 2009 that required correction, relating to changes in fair value of warrants and impairment on investment:

1.
Changes in fair value of warrants is a non-cash income, which resulted from the change in fair values of warrants issued to investors in conjunction with the Company’s issuance of warrants in June of 2007 pursuant to provisions of FASB ASC Topic 815, “Derivative and Hedging”(ASC 815). The accounting treatment of the warrants resulted from a provision providing anti-dilution protection to the warrant holders. On March 18, 2010, the Company entered into an agreement with Vision Opportunity Master Fund, Ltd. to exchange the Series A, B, C and D warrants into 2,000,000 shares of common stock of the company (the “Warrant Exchange”).  The closing of the Warrant Exchange is conditional upon a closing of a financing with minimum proceeds of $10 million to the Company. On April 5, 2010, the Company entered into a Security Escrow Agreement as an inducement to the holders of warrants to enter into the Security Exchange Agreement, the principal shareholders of the Company have agreed to place an amount of common stock equal to one million shares into escrow for the benefit of the holders in the event the Company fails to achieve certain milestones by December 31, 2010.

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

Based upon their evaluation as of the end of the period covered by this quarterly report, the Company’s chief executive officer and chief financial officer concluded that, in spite of the significant deficiencies in internal control over financial reporting described below, the Company’s disclosure controls and procedures are effective as of March 31, 2009.

Our management identified that the misstatements identified above was due to not having internal personnel with sufficient expertise and knowledge of the requirements for disclosure of the information that have been collected and reported, as required under the securities laws and disclosures required under U.S. GAAP.

We plan to take the following steps to remediate the deficiencies in disclosure controls and procedures that are identified above:

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

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation as to whether any change in our internal controls over financial reporting  occurred during the three months ended March 31, 2009.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, other than as disclosed above, no change occurred in the Company's internal controls over financial reporting during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

Except for the pro-forma consolidated balance sheets of the Company reflecting the January 2009 acquisition of Qingdao Liheng Textiles Co., Ltd and the audited financial statements of Qingdao Liheng Textiles Co., Ltd thereto, which the Company filed with the Commission on a Form 8-K on August 4, 2009, there were no matters required to be disclosed on a Form 8-K during the three months ended March 31, 2009 which were not disclosed on such form.

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

SUNWAY GLOBAL, INC.

Dated: May 13, 2010	By:	/s/ Liu Bo
Name: Liu Bo
Title: Chief Executive Officer

Dated: May 13, 2010	By:	/s/ Samuel Sheng
Name: Samuel Sheng
Title: Chief Financial Officer