Form 10-Q/A
period 2009-06-30
Sunway Global Inc.
filed 2010-05-13
CIK 1096840

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

EXPLANATORY NOTE:

The Registrant is hereby filing this Form 10-Q/A for the period ended June 30, 2009 to correct and restate its financial statements, notes, and related disclosure as relates to changes in the classification of the fair value of warrants in accordance with to paragraph 815-40.15 of the FASB Accounting Standards Codification (EITF 07-05) as adopted on January 1, 2009 and the classification of the Company’s acquisition of Qingdao Liheng Textiles Co., Ltd as an impairment on investment.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNWAY GLOBAL INC.

CONTENTS	PAGES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	4

CONSOLIDATED BALANCE SHEETS	5 - 6

CONSOLIDATED STATEMENTS OF INCOME	7 - 8

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	9

CONSOLIDATED STATEMENTS OF CASH FLOWS	10 - 11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	12 - 38

ALBERT WONG & CO.
CERTIFIED PUBLIC ACCOUNTANTS
7th Floor, Nan Dao Commercial Building
359-361 Queen’s Road Central
Hong Kong
Tel : 2851 7954
Fax: 2545 4086

1 ALBERT WONG
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

Since our previous report dated August 14, 2009, it was determined that the consolidated financial statements needed restatement to make corrections as described in note 19.

Hong Kong	Albert Wong & Co.
August 14, 2009	Certified Public Accountants
Except for note 19 which is dated May 13, 2010

SUNWAY GLOBAL INC.

CONSOLIDATED BALANCE SHEETS
AS AT JUNE 30, 2009 AND DECEMBER 31, 2008
(Stated in US Dollars)

	Notes	June 30, 2009	December 31, 2008
		(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	2(k)	$7,584,827	$15,189,941
Trade receivables, net	5	3,072,723	2,953,919
Inventories	8	837,463	590,738
Advances to suppliers		1,222,794	547,952
Prepayments		61,644	-
Tender deposits		27,030	112,735
Travel advances to directors	6	67,567	38,733
Advances to employees	7	294,010	429,804
Other receivables		404,409	-

Total current assets		$13,572,467	$19,863,822
Amount due from a related company	4	830	830
Restricted cash		321,032	378,366
Property, plant and equipment, net	9	5,743,048	5,069,871
Intangible assets, net	10	9,483,878	6,576,769
Deposit for acquisition of computer software		6,886,542	1,750,751
Deposit for the acquisition of subsidiary		-	7,725,445
Deposit for property, plant and equipment		1,906,159	-

TOTAL ASSETS		$37,913,956	$41,365,854

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable		$96,081	$59,912
Income tax payable		128,929	632,893
Turnover and other taxes		107,649	406,839
Expected warranty liabilities	11	50,466	50,396
Customers deposits		247,522	-
Accrued liabilities		293,558	301,461
Other payables		253,520	15,168

Total current liabilities		$1,177,725	$1,466,669
Warrants liabilities		58,967,314	-

TOTAL LIABILITIES		$60,145,039	$1,466,669

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.

CONSOLIDATED BALANCE SHEETS (Continued)
AS AT JUNE 30, 2009 AND DECEMBER 31, 2008
(Stated in US Dollars)

	Notes	June 30, 2009	December 31, 2008
		(Unaudited)	(Audited)
STOCKHOLDERS’ EQUITY
Series B Convertible Preferred
Stock $0.0000001 par value; 400,000
shares authorized; 160,494 shares issued
and outstanding at June 30, 2009
and December 31, 2008 respectively	12	$1	1

Common stock at $0.0000001 par
value; 100,000,000 shares authorized;
18,499,736 shares issued and
outstanding at June 30, 2009
and December 31, 2008 respectively		2	2
Additional paid-in capital		18,689,023	22,679,965
Statutory reserves		3,033,855	2,127,978
(Accumulated deficit)/retained earnings		(46,828,465)	12,247,049
Accumulated other comprehensive income		2,874,501	2,844,190

		$(22,231,083)	$39,899,185

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$37,913,956	$41,365,854

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.

CONSOLIDATED STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

		Six months ended June 30,
		2009	2008
	Notes

Net revenues	17	$5,668,342	$8,090,863
Cost of net revenues	17	(1,981,286)	(2,376,675)

Gross profit		$3,687,056	$5,714,188

Selling expenses		(361,302)	(98,075)
General and administrative expenses		(1,394,473)	(1,429,399)

Income from operation		$1,931,281	$4,186,714
Interest expenses		(1,727)	-
Interest income		42,240	36,869
Impairment on investment	18	(4,831,386)	-
Change in fair value of warrants		10,934,559	-

Income before income taxes		$8,074,967	$4,223,583

Income taxes	14	(333,673)	(672,462)

Net income		$7,741,294	$3,551,121

Net income per share:
-Basic		$0.42	$0.30

-Diluted		$0.25	$0.12

Weighted average number of common stock
-Basic	13	18,499,736	11,757,733

-Diluted	13	30,969,100	29,064,297

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

		Three months ended June 30,
		2009	2008
	Notes

Net revenues	17	$2,734,631	$4,499,670
Cost of net revenues	17	(1,087,385)	(1,236,310)

Gross profit		$1,647,246	$3,263,360

Selling expenses		(180,950)	(73,542)
General and administrative expenses		(760,473)	(640,909)

Income from operation		$705,823	$2,548,909
Interest expenses		(1,728)	-
Interest income		18,735	37,152
Change in fair value of warrants		31,415,835	-

Income before income taxes		$32,138,665	$2,586,061

Income taxes	14	(125,635)	(400,774)

Net income		$32,013,030	$2,185,287

Net income per share:
-Basic and diluted		$1.73	$0.14

-Diluted		$1.06	$0.08

Weighted average number of common stock
-Basic		18,499,736	15,155,118

-Diluted		30,243,833	28,619,524

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2008 AND SIX MONTHS ENDED JUNE 30, 2009
(Stated in US Dollars)(Unaudited)

					Additional		Retained	Accumulated
	Preferred	Preferred	No.		paid		earnings/	other
	Series	Series	shares	Common	in	Statutory	(accumulated	comprehensive
	A	B	outstanding	stock	capital	reserves	deficit)	income	Total

Balance, January 1, 2008	$1	$1	223,658	$1	$16,099,965	$2,127,978	$3,188,280	$1,180,288	$22,596,514
Conversion of Preferred Series
A into Common Stock	(1)	-	13,711,831	-	1	-	-	-	-
Conversion of Preferred Series
B into Common Stock	-	-	148,140	-	-	-	-	-	-
Conversion of Warrant Series J
into Common Stock	-	-	4,416,107	1	6,579,999	-	-	-	6,580,000
Net income	-	-	-	-	-	-	9,058,769	-	9,058,769
Foreign currency translation
adjustment	-	-	-	-	-	-	-	1,663,902	1,663,902

Balance, December 31, 2008	$-	$1	18,499,736	$2	$22,679,965	$2,127,978	$12,247,049	$2,844,190	$39,899,185

Balance, January 1, 2009	$-	$1	18,499,736	$2	$22,679,965	$2,127,978	$12,247,049	$2,844,190	$39,899,185
Net income	-	-	-	-	-	-	7,741,294	-	7,741,294
Appropriations to statutory
Reserves	-	-	-	-	-	905,877	(905,877)	-	-
Reclassification of warrants from equity to derivative liabilities	-	-	-	-	(3,990,942)	-	(65,910,931)	-	(69,901,873)
Foreign currency translation
Adjustment	-	-	-	-	-	-	-	30,311	30,311

Balance, June 30, 2009	$-	$1	18,499,736	$2	$18,689,023	$3,033,855	$(46,828,465)	$2,874,501	$(22,231,083)

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

	Six months ended June 30,
	2009		2008
Cash flows from operating activities
Net income		$7,741,294		$3,551,121
Depreciation		474,148		375,389
Amortization		407,773		420,972
Loss on disposal of fixed assets		9,552		-
Change in fair value of warrants		(10,934,559)		-
Impairment on investment		4,831,386		-

Adjustments to reconcile net income
to net cash provided by operating activities:
Trade receivables, net		(114,774)		(851,682)
Inventories		(245,971)		(34,545)
Advances to suppliers		(496,537)		(623,758)
Prepayments		(61,658)		114,059
Tender deposits		85,880		1,233
Travel advances to shareholders		(28,788)		(25,122)
Advances to employees		136,417		107,267
Other receivables		240,716		-
Accounts payable		36,096		(252,954)
Income tax payable		(504,951)		234,942
Turnover and other taxes		(271,363)		103,875
Customers deposits		247,580		(215,385)
Accrued liabilities		(8,285)		27,375
Other payables		238,387		(25,438)

Net cash provided by operating activities		$1,782,343		$2,907,349

Cash flows from investing activities
Purchase of plant and equipment		$(253,601)		$(914,693)
Purchase of intangibles assets		(2,284,177)		-
Sales of short term investment		-		(434,674)
Restricted cash		57,334		61,215
Advances to a related company		-		584,415
Advances to a director		-		(624,299)
Deposit for technology-based designs		(5,134,586)		-
Deposit for property, plant and equipment		(1,906,605)		-

Net cash used in investing activities		$(9,521,635)		$(1,328,036)

Cash flows from financing activities	$		$
Proceeds from exercise of Series J Convertible		-		6,530,000

Net cash provided by financing activities		$-		$6,530,000

SUNWAY GLOBAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

	Six months ended June 30,
	2009	2008

Net in cash and cash equivalents (used)/sourced	$(7,739,292)	$8,109,313

Effect of foreign currency translation on
cash and cash equivalents	134,178	1,530,795

Cash and cash equivalents–beginning of period	15,189,941	5,820,100
Cash and cash equivalents–end of period	$7,584,827	$15,460,208

Supplementary cash flow information:
Interest received	$42,240	$36,869
Interest paid	1,727	-
Tax paid	838,625	672,462

SUPPLEMENTAL NON-CASH DISCLOSURES:

1.
During the six months ended June 30, 2009 and 2008, an amount of $1,752,695 and nil were transferred from “deposit for the acquisition of computer software” to “property, plant and equipment”, respectively.

2.
During the six months ended June 30, 2009 and 2008, an amount of $7,725,445 and nil were transferred from “deposit for the acquisition of subsidiary” to “acquisition of subsidiary, net of cash acquisition”.

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES(CONTINUED)

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

Advances to employees are advances for purchases and travelling. They are unsecured, interest free and repayable on demand. The following table provides the rollforward of the activity in the advances to employees:

	June 30, 2009	December 31, 2008

Beginning balance, January 1	$429,804	$548,364
Add: Advanced during the period/year	279,405	659,177

Less: Transferred to income statement	(138,392)	(406,262)
Recollected from employees	(276,807)	(371,475)

Ending balance	$294,010	$429,804

8.	INVENTORIES

Inventories comprise the followings:
	June 30, 2009	December 31, 2008

Finished goods	$271,622	$218,448
Work in progress	16,235	188,855
Raw materials	549,606	183,435

	$837,463	$590,738

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

An analysis of the expected warranty liabilities as at June 30, 2009 and December 31, 2008 is as follows:

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

On November 10, 2008, Columbia China Capital Group, Inc. converted the Warrant J, totally 53,691 shares into 53,691 of common stock.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

13.	EARNINGS PER SHARE

The calculation of the basic and diluted earnings per share attributable to the common stock holders is based on the following data:

	For the six months ended June 30,
	2009	2008
Earnings:
Earnings for the purpose of basic earnings per share	$7,741,294	$3,551,121
Effect of dilutive potential common stock	-	-

Earnings for the purpose of dilutive earnings per share	$7,741,294	$3,551,121

Number of shares:
Weighted average number of common stock for the purpose of basic earnings per share	18,499,736	11,757,733
Effect of dilutive potential common stock
-conversion of Series A
convertible preferred stock	-	2,787,570
-conversion of Series B
convertible preferred stock	4,814,820	4,952,379
-conversion of Warrant Series A	3,003,740	2,424,318
-conversion of Warrant Series B	1,201,307	822,708
-conversion of Warrant Series J	-	3,763,183
-conversion of Warrant Series C	2,494,470	1,961,291
-conversion of Warrant Series D	955,027	595,115

Weighted average number of common stock for the purpose of dilutive earnings per share	30,969,100	29,064,297

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

The Group has entered into a tenancy agreement for factory expiring through 2010. Total rental expenses for the six months ended June 30, 2009 and for the year ended December 31, 2008 amounted to $49,945 and $70,922 respectively.

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

Net revenues and cost of revenues by product:
For the six
months ended
June 30, 2009	Workstation	Workstation	Workstation
	Type A	Type B	Type C	SADP	Other	Consolidated

Net revenues	$2,044,292	$601,327	$2,504,453	$434,901	$83,369	$5,668,342
Cost of net revenues	(627,672)	(174,297)	(854,162)	(254,402)	(70,753)	(1,981,286)

	$1,416,620	$427,030	$1,650,291	$180,499	$12,616	$3,687,056

For the six
months ended
June 30, 2008	Workstation	Workstation	Workstation
	Type A	Type B	Type C	SADP	Other	Consolidated

Net revenues	$1,654,785	$3,503,647	$2,395,149	$537,282	$-	$8,090,863

Cost of net revenues	(428,782)	(1,042,584)	(700,954)	(204,355)	-	(2,376,675)

	$1,226,003	$2,461,063	$1,694,195	$332,927	$-	$5,714,188

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

SUNWAY GLOBAL INC.

BALANCE SHEETS

	Original	Restated
	June 30, 2009
	(Unaudited)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$7,584,827	$7,584,827
Trade receivables, net	3,072,723	3,072,723
Inventories	837,463	837,463
Advances to suppliers	1,222,794	1,222,794
Prepayments	61,644	61,644
Tender deposits	27,030	27,030
Travel advances to directors	67,567	67,567
Advances to employees	294,010	294,010
Other receivables	404,409	404,409

Total current assets	$13,572,467	$13,572,467
Amount due from a related company	830	830
Restricted cash	321,032	321,032
Property, plant and equipment, net	5,743,048	5,743,048
Intangible assets, net	9,483,878	9,483,878
Deposit for acquisition of computer software	6,886,542	6,886,542
Deposit for property, plant and equipment	1,906,159	1,906,159
Goodwill	4,831,386	-

TOTAL ASSETS	$42,745,342	$37,913,956

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$96,081	$96,081
Income tax payable	128,929	128,929
Turnover and other taxes	107,649	107,649
Expected warranty liabilities	50,466	50,466
Customers deposits	247,522	247,522
Accrued liabilities	293,558	293,558
Other payables	253,520	253,520

Total current liabilities	$1,177,725	$1,177,725
Warrants liabilities	-	58,967,314
TOTAL LIABILITIES	$1,177,725	$60,145,039

SUNWAY GLOBAL INC.

BALANCE SHEETS (Continued)

	Original	Restated
	June 30, 2009
	(Unaudited)	(Unaudited)
STOCKHOLDERS’ EQUITY
Series B Convertible Preferred Stock $0.0000001 par value; 400,000shares authorized; 160,494 shares issued and outstanding at June 30, 2009	$1	$1

Common stock at $0.0000001 par value; 100,000,000 shares authorized;18,499,736 shares issued and outstanding at June 30, 2009	2	2
Additional paid-in capital	22,679,965	18,689,023
Statutory reserves	3,033,855	3,033,855
Retained earnings/(accumulated deficit)	12,979,070	(46,828,465)
Accumulated other comprehensive income	2,874,724	2,874,501

	$41,567,617	$(22,231,083)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$42,745,342	$37,913,956

SUNWAY GLOBAL INC.

STATEMENT OF INCOME
	Original	Restated
	Six months ended June 30, 2009
	(Unaudited)	(Unaudited)

Net revenues	$5,668,342	$5,668,342
Cost of net revenues	(1,981,286)	(1,981,286)

Gross profit	$3,687,056	$3,687,056

Selling expenses	(361,302)	(361,302)
General and administrative expenses	(1,384,831)	(1,394,473)

Income from operation	$1,940,923	$1,931,281
Interest expenses	(1,727)	(1,727)
Interest income	41,927	42,240
Impairment on investment	-	(4,831,386)
Loss on disposal of fixed assets	(9,552)	-
Change in fair value of warrants	-	10,934,559

Income before income taxes	$1,971,571	$8,074,967

Income taxes	(333,673)	(333,673)

Net income	$1,637,898	7,741,294

Net income per share:
-Basic	$0.09	0.42

-Diluted	$0.05	0.25

Weighted average number of common stock
-Basic	18,499,736	18,499,736

-Diluted	30,969,100	30,969,100

SUNWAY GLOBAL INC.

STATEMENT OF INCOME
	Original	Restated
	Three months ended June 30,2009
	(Unaudited)	(Unaudited)

Net revenues	$2,734,631	$2,734,631
Cost of net revenues	(1,087,385)	(1,087,385)

Gross profit	$1,647,246	$1,647,246

Selling expenses	(180,950)	(180,950)
General and administrative expenses	(750,917)	(760,473)

Income from operation	$715,379	$705,823
Interest expenses	(1,728)	(1,728)
Interest income	18,735	18,735
Change in fair value of warrants	-	31,415,835
Loss on disposal of fixed assets	(9,556)	-

Income before income taxes	$722,830	$32,138,665

Income taxes	(125,635)	(125,635)

Net income	$597,195	$32,013,030

Net income per share:
-Basic and diluted	$0.03	$1.73

-Diluted	$0.02	$1.06

Weighted average number of common stock
-Basic	18,499,736	18,499,736

-Diluted	30,243,833	30,243,833

SUNWAY GLOBAL INC.

STATEMENT OF CASH FLOWS

	Original	Restated
	Six months ended June 30,2009
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$1,637,898	$7,741,294
Depreciation	474,148	474,148
Amortization	407,773	407,773
Loss on disposal of fixed assets	9,552	9,552
Change in fair value of warrants	-	(10,934,559)
Impairment on investment	-	4,831,386
Adjustments to reconcile net income to net cash provided by operating activities:
Trade receivables, net	(114,774)	(114,774)
Inventories	(245,971)	(245,971)
Advances to suppliers	(674,302)	(496,537)
Prepayments	1,037,814	(61,658)
Tender deposits	85,880	85,880
Travel advances to shareholders	(28,788)	(28,788)
Advances to employees	136,417	136,417
Other receivables	(404,504)	240,716
Accounts payable	36,096	36,096
Income tax payable	(504,951)	(504,951)
Turnover and other taxes	(299,819)	(271,363)
Customers deposits	247,580	247,580
Accrued liabilities	(8,285)	(8,285)
Other Payables	(185,704)	238,387

Net cash provided by operating activities	$1,606,060	$1,782,343

Cash flows from investing activities
Purchase of plant and equipment	$(185,311)	$(253,601)
Purchase of intangible assets	(2,173,206)	(2,284,177)
Sales of short term investment	-	-
Restricted cash	57,334	57,334
Advances to a related company	-	-
Advances to a director	-	-
Deposit for technology-based designs	(5,134,586)	(5,134,586)
Deposit for property, plant and equipment	(1,906,605)	(1,906,605)
Reversal of deposit for acquisition of subsidiary	7,725,445	-
Acquisition of subsidiary, net of cash acquired	(7,652,252)	-

Net cash used in investing activities	$(9,269,181)	$(9,521,635)

Cash flows from financing activities	$-	$-

Net cash provided by financing activities	$-	$-

SUNWAY GLOBAL INC.

STATEMENTS OF CASH FLOWS (Continued)

	Original	Restated
	Six months ended June 30,2009
	(Unaudited)	(Unaudited)

Net in cash and cash equivalents used	$(7,663,121)	$(7,739,292)

Effect of foreign currency translation on cash and cash equivalents	58,007	134,178

Cash and cash equivalents–beginning of period	15,189,941	15,189,941

Cash and cash equivalents–end of period	$7,584,827	$7,584,827

Supplementary cash flow information:
Interest received	$41,927	$42,240
Interest paid	1,727	1,727

Tax paid	838,625	838,625

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

This discussion and analysis focuses on the business results of company, comparing its results in the three and six month periods ended June 30, 2009 to the three and six month periods ended June 30, 2008.

Three-month period ended June 30, 2009 and June 30, 2008

Results of Operations

In the three months ended June 30, 2009, the company’s net revenues, gross profit and operation income decreased significantly as compared with the same period of 2008, but operating expenses increased during these periods. These decreases were primarily attributable to (i) a decline in hospital-related investment due to governmental reforms requiring pharmacies to be operated outside of and separate from hospitals in the PRC; (ii) the departure of one of our sales managers, who left to set up his own company; and (iii) our inability to boost morale in our management personnel, who have been constrained in their efforts to attract new investors by the large number of investor warrants outstanding.

The following table summarizes the results of our operations during the three months ended June 30, 2009 and 2008, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the three months ended June 30, 2009 and 2008.

	Three Months Ended June 30,
	2009	2008	Change	Change rate
Net Revenues	$2,734,631	$4,499,670	$(1,765,039)	(39.23)%
Cost of net revenues	$1,087,385	$1,236,310	$(148,925)	(12.05)%
Gross Profit	$1,647,246	$3,263,360	$(1,616,114)	(49.52)%
Gross Margin	60.24%	72.52%		(12.28)%
Operating Income	$705,823	$2,548,909	$(1,843,086)	(72.31)%
Changes in fair value of warrants	$31,415,835	$-	$31,415,835	-
Net Income	$32,013,030	$2,185,287	$29,827,743	1364.93%
Net profit margin	1170.65%	48.57%		1122.09%

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

The following table breaks down application categories as percentage of total net revenue.

	Three Months Ended June 30,
	2009		2008
	sales	% of total sales	sales	% of total sales
PTS	$2,216,111	81.04%	$4,499,670	100.00%
SADP	$435,111	15.91%	$-	-%
OTHER	$83,409	3.05%	-	-%
Total net revenue	$2,734,631	100.00%	$4,499,670	100.00%

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

Income from Operations

Operating income decreased 72.31% to $705,823 for the three months ended June 30, 2009, as compared to $2,548,909 for the three months ended June 30, 2008. The decrease was primarily attributable to fewer sales and increase operation expenses.

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

Operating Expenses

Operating expenses were $941,423 for the three months ended June 30, 2009, an increase of 31.77% as compared with $714,451 for the same period of 2008. The increase was primarily due to two factors: (1) selling expenses increased $107,408 or 146.05% to $180,950 in the three months ended June 30, 2009 from $73,542 for the same period of 2008; and (2) general and administrative expenses increased $119,564 or 18.66% to $760,473 in the three months ended June 30, 2009 from $640,909 for the same period of 2008. In the three months ended June 30, 2009, we have added to our sales force and hired a general manager for our wholly-owned subsidiary, Beijing Sunway, all of which has contributed to a sharp increase in selling and general and administrative expenses.

The table below presents information about our operating expenses for the periods indicated:

	Three Months Ended June 30,
	2009	2008	Change
Selling expenses	$180,950	$73,542	146.05%
General & Administrative expenses	$760,473	$640,909	18.66%
Total operating expenses	$941,423	$714,451	31.77%

Changes in fair value of warrants

Changes in fair value of warrants were $31,415,835 for the three months ended June 30, 2009. This is recorded as a non-cash income, which resulted from the change in fair value of warrants issued to investors in conjunction with the Company’s issuance of warrants in June of 2007 pursuant to provisions of FASB ASC Topic 815, “Derivative and Hedging” (ASC 815). The accounting treatment of the warrants resulted from a provision providing anti-dilution protection to the warrant holders. On March 18, 2010, the Company entered into a Security Exchange Agreement intending to exchange all warrants into common stock. As a result of this agreement, on the closing date of the agreement, the Company will issue 2,000,000 shares of common stock in exchange for the retirement of all of the outstanding warrants owned by Vision Opportunity Master Fund Ltd. and its affiliates. The closing of the agreement is conditioned upon a closing of a financing with minimum proceeds of $10 million to the Company.

Net Income

Net income was $32,013,030 for the three months ended June 30, 2009, a 1,364.93.09% increase as compared with $2,185,287 for the same period of 2008. In the three months ended June 30, 2009, our net income was impacted by a non-cash income of $31,415,835 unrelated to the Company’s operations, consisting of changes in fair value of warrants of $31,415,835. Excluding this $31,415,835 non-cash income, the Company’s net income from operations for the three months ended June 30, 2009 would have been $597,195, representing the second quarter of 2008 to the second quarter of 2008 net income fall of 72.67%.

Earnings Per Share

Basic and diluted earnings per share for the three months ended June 30, 2009 were $1.73 and $1.06 compared to $0.14 and $0.08 for the same period of 2008. The weighted average number of shares outstanding to calculate basic EPS was 18,499,736 and 15,155,108 for the three months ended June 30, 2009 and June 30, 2008, respectively. The weighted average number of shares outstanding to calculate diluted EPS was 30,243,833 and 28,619,524 for the three months ended June 30, 2009 and June 30, 2008.

Six-month period ended June 30, 2009 and June 30, 2008

Results of Operations

In the six months ended June 30, 2009, the company’s net revenues, gross profit and operation income decreased quickly as compared with the same period in the same period of 2008, but operating expenses increased slightly during these periods. These decreases are primarily attributable to (i) a decline in hospital-related investment due to governmental reforms requiring pharmacies to be operated outside of and separate from hospitals in the PRC; (ii) the departure of one of our sales managers, who left to set up his own company; and (iii) our inability to boost morale in our management personnel, who have been constrained in their efforts to attract new investors by the large number of investor warrants outstanding.

The following table summarizes the results of our operations during the six months ended June 30, 2009 and 2008, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the six months ended June 30, 2009 and 2008.

	Six Months Ended June 30,
	2009	2008	Change	Change rate
Net Revenue	$5,668,342	$8,090,863	$(2,422,521)	(29.94)%
Cost of net revenue	$1,981,286	$2,376,675	$(395,389)	(16.64)%
Gross Profit	$3,687,056	$5,714,188	$(2,027,132)	(35.48)%
Gross Margin	65.05%	70.63%		(5.58)%
Operating Income	$1,931,281	$4,186,714	$(2,255,433)	(53.87)%
Impairment on investment	$4,831,386	$-	$4,831,386	-
Change in fair value of warrants	$10,934,559	$-	$10,934,559	-
Net Income	$7,741,294	$3,551,121	$4,190,173	118.00%
Net profit margin	136.57%	43.89%		92.68%

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

Income from Operations

Operating income decreased 53.87% to $1,931,281 for the six months ended June 30, 2009, as compared to $4,186,714 for the six months ended June 30, 2008. The decrease was primarily attributable to a drop in sales and increase in operation expenses.

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

Operating Expenses

Operating expenses were $1,755,775 for the six months ended June 30, 2009, an increase 14.95% as compared with $1,527,474 for the same period of 2008. The increase was composed by two reasons: (1) selling expenses increased $263,227 or 268.39% to $361,302 in the six months ended June 30, 2009 from $98,075 for the same period of 2008; and (2) general and administrative expenses decreased $34,926 or 2.44% to $1,394,473 in the six months ended June 30, 2009 from $1,429,399 for the same period of 2008. In the six months ended June 30, 2009, we have added our sales force, which has led to a sharp rise in selling expenses.

The table below presents information about our operating expenses for the periods indicated:

	Six Months Ended June 30,
	2009	2008	Change
Selling expenses	$361,302	$98,075	268.39%
General & Administrative expenses	$1,394,473	$1,429,399	(2.44)%
Total operating expenses	$1,755,775	$1,527,474	14.95%

Changes in fair value of warrants

Changes in fair value of warrants were $10,934,559 for the six months ended June 30, 2009.  This is recorded as non-cash income, which resulted from the change in fair value of warrants issued to investors in conjunction with the Company’s issuance of warrants in June of 2007 pursuant to provisions of FASB ASC Topic 815, “Derivative and Hedging” (ASC 815). The accounting treatment of the warrants resulted from a provision providing anti-dilution protection to the warrant holders. On March 18, 2010, the Company entered into a Security Exchange Agreement intending to exchange all warrants into common stock. As a result of this agreement, on the closing date of the agreement, the Company will issue 2,000,000 shares of common stock in exchange for the retirement of all of the outstanding warrants owned by Vision Opportunity Master Fund Ltd. and its affiliates. The closing of the agreement is conditioned upon a closing of a financing with minimum proceeds of $10 million to the Company.

Impairment on investment

Impairment on investment was $4,831,386 for the six months ended June 30, 2009. Originally, it was showed on goodwill, it represents the excess of the cost of an acquisition over the fair value of the net acquired identifiable assets at the date of acquisition. In the first quarter of 2010, after performing extended analysis into the definition of a business as set forth in the paragraph 805-10-20 of the FASB Accounting Standards Codification, we recognized the acquisitions based on the fair value of net assets obtained. For the amount over the fair value of the net assets obtained, we wrote them off as expenses at the time of acquisition.

Net Income

Net income was $7,741,294 for the six months ended June 30, 2009, representing an increase of 118% from $3,551,121 for the same period of 2008. In the six month ended June 30, 2009 our net income was impacted by a non-cash income of $6,103,173 unrelated to the Company’s operations, mainly consisting of change in fair value of warrants and impairment on investment were $10,934,559 and $4,831,386 respectively. Excluding this $6,103,173 non-cash income, the Company’s net income from operations for the six months ended June 30, 2009 would have been $1,638,121, representing the six months ended June 30, 2008 to the same period of 2009 net income fall of 53.87%.

Earnings Per Share

Basic and diluted earnings per share for the six months ended June 30, 2009 were $0.42 and $0.25 compared to $0.30 and $0.12 for the same period of 2008. The weighted average number of shares outstanding to calculate basic EPS was 18,499,736 and 11,757,733 for the six months ended June 30, 2009 and June 30, 2008, respectively. The weighted average number of shares outstanding to calculate diluted EPS was 30,969,100 and 29,064,297 for the six months ended June 30, 2009 and June 30, 2008, respectively.

Trade Receivables, net

Trade receivables, net increased 13.70% to $3,072,723 as of June 30, 2009, compared with $2,953,919 as of December 31, 2008. The increase in trade receivables was primarily attributable to a change in our sales policy.

Inventory

Inventory consists of raw materials, finished goods and work in progress. As of June 30, 2009, the recorded value of our inventory has increased 41.77% to $837,463 from $590,738 as of December 31, 2008. The increase in inventory was primarily attributable our over-estimations of market demands, and can be broken down into an  increase in finished goods from $218,448 as of December 31, 2008 to $271,622 as of June 30, 2009, an increase of 24.34%. An increase in raw material from $183,435 as of December 31, 2008 to $549,606 as of June 30, 2009, an increase of 199.62%, and a decrease in work in progress from $188,855 as of December 31, 2008 to $16,235 as of June 30, 2009, a decrease of 91.40%.

The table below presents information about our inventory for the periods indicated:

Item	June 30, 2009	December 31, 2008	Change
Finished goods	$271,622	$218,447	24.34%
Work in progress	$16,235	$188,855	(91.40)%
Raw material	$549,606	$183,436	199.62%
Total	$837,463	$590,738	41.77%

Accounts Payable

Accounts payable amounted to $96,081 as of June 30, 2009, an increase of $36,169 as compared with $59,912 as of December 31, 2008. The increase was primarily attributable to much demand for raw material for SADP.

Liquidity and Capital Resources

We have historically financed our operations and capital expenditures principally through private placements of debt and equity offerings and cash provided by operations.

The table below presents information about our cash flow for the periods indicated:

	Six months ended June 30,
	2009	2008	Change
Net cash provided by (used in) operating activities	$1,782,343	$2,907,349	$(1,125,006)
Net cash provided by (used in) investing activities	$(9,521,635)	$(1,328,036)	$(8,193,599)
Net cash provided by (used in) financing activities	$-	$6,530,000	$(6,530,000)
Effect of foreign currency translation on cash and cash equivalents	$134,178	$1,530,795	$(1,396,617)
Beginning cash and cash equivalent	$15,189,941	$5,820,100	$9,369,841
Ending cash and cash equivalent	$7,584,827	$15,460,208	$(7,875,381)

Operating Activities

For the six months ended June 30, 2009, net cash provided by operating activities was $1,782,343. This was primarily attributable to our net income of $7,741,294, adjusted by an add-back of non-cash expenses mainly consisting of depreciation, amortization, loss on disposal of fixed assets, change in fair value of warrants and impairment on investment of $5,211,700 offset by a $747,251 decrease in working capital. Specifically, the working capital increase was primarily due to (i) a $114,774 trade receivables increase driven by a change in sales policy; (ii) a $245,971 inventories increase, principally in raw materials and work in progress, because our manager overestimated demands of the market; (iii) a $496,537 increase in advance to suppliers to buy raw materials of SADP; (iv) a $372,567 increase in prepayments , travel advances to shareholders, other receivables, tender deposits and advances to employees, consisting primarily of prepayments for raw materials supplies in advance of shipment, working capital for sales staff and payment of client deposits; partially offset by a $262,536 increase in accounts payable, tax payable, loans from unrelated parties, amount due from a director, customers deposits, accrued liabilities and other payables.

Investing Activities

For the six months ended June 30, 2009, net cash used in investing activities was $9,521,635 and was primarily attributable to (i) a $253,601 capital expenditure for purchase of new plant and equipment; (ii) a $2,284,177 capital expenditure for purchase of new intangibles assets; (iii) a $5,134,586 capital expenditure for the purchase of technology-based designs, (iv) a $57,334 in restricted cash; and (vi) a $1,906,605 deposit for moldings.

Cash and Cash Equivalents

Our cash and cash equivalents as at the end of June 30, 2009 were $7,584,827 and decreased from $15,189,941 by the end of December 31, 2008.

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

Revenue recognition. Revenue represents the invoiced value of goods sold recognized upon the delivery of goods to customers. Revenue is recognized when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists;

•	Delivery has occurred or services have been rendered;

•	The seller’s price to the buyer is fixed or determinable, and

•	Collection is reasonably assured.

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

During the course of internal evaluation of the Company’s disclosure controls and procedures for the year ended December 31, 2009, our accounting staff found the following misstatements in our previously reported financial statements for the fiscal quarter ended June 30, 2009 that required correction, relating to changes in fair value of warrants and impairment on investment:

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

Based upon their evaluation as of the end of the period covered by this quarterly report, the Company’s chief executive officer and chief financial officer concluded that, in spite of the significant deficiencies in internal control over financial reporting described below, the Company’s disclosure controls and procedures are effective as of June 30, 2009.

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

Changes in internal controls

Our management, with the participation our CEO and CFO, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the six months ended June 30, 2009.  Based on that evaluation, our CEO and CFO concluded that, other than as disclosed above, no change occurred in the Company's internal controls over financial reporting during the six months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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