Form 10-Q/A
period 2009-09-30
Sunway Global Inc.
filed 2010-05-13
CIK 1096840

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

EXPLANATORY NOTE:

The Registrant is hereby filing this Form 10-Q/A for the period ended September 30, 2009 to correct and restate its financial statements, notes, and related disclosure as relates to changes in the classification of the fair value of warrants in accordance with to paragraph 815-40.15 of the FASB Accounting Standards Codification (EITF 07-05) as adopted on January 1, 2009 and the classification of the Company’s acquisition of Qingdao Liheng Textiles Co., Ltd as an impairment on investment.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
SUNWAY GLOBAL INC.

CONTENTS	PAGES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	4

CONSOLIDATED BALANCE SHEETS	5 - 6

CONSOLIDATED STATEMENTS OF INCOME	7 - 8

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	9

CONSOLIDATED STATEMENTS OF CASH FLOWS	10 - 11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	12 – 38

ALBERT WONG & CO.
CERTIFIED PUBLIC ACCOUNTANTS
7th Floor, Nan Dao Commercial Building
359-361 Queen’s Road Central
Hong Kong
Tel : 2851 7954
Fax: 2545 4086

ALBERT WONG
B.Soc., Sc., ACA., LL.B.
CPA(Practising)

To:	The board of directors and stockholders of
Sunway Global Inc.

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying interim consolidated balance sheets, related consolidated statements of income, stockholders’ equity and cash flows statement of Sunway Global Inc. and consolidated subsidiaries as of September 30, 2009 and 2008, and for the three-month and nine-month periods then ended. These interim financial information statements are the responsibility of the company's management.

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

Since our previous report dated November 12, 2009, it was determined that the consolidated financial statements needed restatement to make corrections as described in note 19.

Hong Kong	Albert Wong & Co.
November 12, 2009	Certified Public Accountants
Except for note 20 which is dated May 13, 2010

SUNWAY GLOBAL INC.

CONSOLIDATED BALANCE SHEETS
AS AT SEPTEMBER 30, 2009 AND DECEMBER 31, 2008
(Stated in US Dollars)

	Notes	September 30, 2009	December 31, 2008
		(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	2(k)	$4,860,548	$15,189,941
Trade receivables, net	5	3,214,439	2,953,919
Inventories	8	649,024	590,738
Advances to suppliers		1,047,955	547,952
Prepayments		236,925	-
Tender deposits		119,144	112,735
Travel advances to directors	6	92,402	38,733
Advances to employees	7	297,250	429,804
Other receivables		199,434	-

Total current assets		$10,717,121	$19,863,822
Amount due from a related company	4	830	830
Restricted cash		311,916	378,366
Property, plant and equipment, net	9	8,117,438	5,069,871
Intangible assets, net	10	13,904,188	6,576,769
Deposit for acquisition of computer software		-	1,750,751
Deposit for the acquisition of subsidiary		-	7,725,445
Deposit for technology-based designs		4,405,786	-
Deposit for property, plant and equipment		1,411,606	-

TOTAL ASSETS		$38,868,885	$41,365,854

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable		$109,007	$59,912
Income tax payable		172,452	632,893
Turnover and other taxes		21,386	406,839
Expected warranty liabilities	11	50,519	50,396
Customers deposits		300,428	-
Accrued liabilities		565,497	301,461
Other payables		8,705	15,168

Total current liabilities		$1,227,994	$1,466,669
Warrant liabilities		56,537,920	-

TOTAL LIABILITIES		$57,765,914	$1,466,669

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

Common stock at $0.0000001 par
value; 100,000,000 shares authorized;
18,499,736 shares issued and
outstanding at September 30, 2009
and December 31, 2008 respectively		2	2
Additional paid-in capital		18,689,023	22,679,965
Statutory reserves		3,033,855	2,127,978
(Accumulated deficit)/retained earnings		(43,533,037)	12,247,049
Accumulated other comprehensive income		2,913,127	2,844,190

		$(18,897,029)	$39,899,185

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY		$38,868,885	$41,365,854

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.

CONSOLIDATED STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

		Nine months ended September 30,
		2009	2008
	Notes

Net revenues	17	$8,819,247	$14,074,768
Cost of net revenues	17	(3,068,381)	(4,154,866)

Gross profit		$5,750,866	$9,919,902

Selling expenses		(697,057)	(279,167)
General and administrative expenses		(2,097,560)	(2,135,759)

Income from operation		$2,956,249	$7,504,976
Interest expenses		(1,727)	-
Interest income		52,284	44,698
Impairment on investment	18	(4,831,386)	-
Change in fair value of warrants		13,363,953	-

Income before income taxes		$11,539,373	$7,549,674

Income taxes	14	(502,651)	(1,132,451)

Net income		$11,036,722	$6,417,223

Net income per share:
-Basic		$0.60	$0.46

-Diluted		$0.36	$0.22

Weighted average number of common stock
-Basic	13	18,499,736	14,003,444

-Diluted	13	30,763,019	28,690,904

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

		Three months ended September 30,
		2009	2008
	Notes

Net revenues	17	$3,150,969	$6,025,075
Cost of net revenues	17	(1,087,115)	(1,790,475)

Gross profit		$2,063,854	$4,234,600

Selling expenses		(335,787)	(187,978)
General and administrative expenses		(697,782)	(700,544)

Income from operation		$1,030,285	$3,346,078
Interest income		10,041	8,267
Change in fair value of warrants		2,429,394	-

Income before income taxes		$3,469,720	$3,354,345

Income taxes	14	(168,978)	(484,486)

Net income		$3,300,742	$2,869,859

Net income per share:
-Basic and diluted		$0.18	$0.16

-Diluted		$0.11	$0.10

Weighted average number of common stock
-Basic		18,499,736	18,446,045

-Diluted		30,323,548	27,587,392

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2008 AND
NINE MONTHS ENDED SEPTEMBER 30, 2009
(Stated in US Dollars)(Unaudited)

					Additional		Retained	Accumulated
	Preferred	Preferred	No.		paid		earnings/	other
	Series	Series	shares	Common	in	Statutory	(accumulated	comprehensive
	A	B	outstanding	stock	capital	reserves	deficit)	income	Total

Balance, January 1, 2008	$1	$1	223,658	$1	$16,099,965	$2,127,978	$3,188,280	$1,180,288	$22,596,514
Conversion of Preferred Series A
into Common Stock	(1)	-	13,711,831	-	1	-	-	-	-
Conversion of Preferred Series B
into Common Stock	-	-	148,140	-	-	-	-	-	-
Conversion of Warrant Series J
into Common Stock	-	-	4,416,107	1	6,579,999	-	-	-	6,580,000
Net income	-	-	-	-	-	-	9,058,769	-	9,058,769
Foreign currency translation
adjustment	-	-	-	-	-	-	-	1,663,902	1,663,902

Balance, December 31, 2008	$-	$1	18,499,736	$2	$22,679,965	$2,127,978	$12,247,049	$2,844,190	$39,899,185

Balance, January 1, 2009	$-	$1	18,499,736	$2	$22,679,965	$2,127,978	$12,247,049	$2,844,190	$39,899,185
Net income	-	-	-	-	-	-	11,036,722	-	11,036,722
Appropriations to statutory
reserves	-	-	-	-	-	905,877	(905,877)	-	-
Reclassification of warrants from equity to derivative liabilities	-	-	-	-	(3,990,942)	-	(65,910,931)	-	(69,901,873)
Foreign currency translation
Adjustment	-	-	-	-	-	-	-	68,937	68,937

Balance, September 30, 2009	$-	$1	18,499,736	$2	$18,689,023	$3,033,855	$(43,533,037)	$2,913,127	$(18,897,029)

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

	Nine months ended September 30,
	2009	2008
Cash flows from operating activities
Net income	$11,036,722	$6,417,223
Depreciation	730,606	588,069
Amortization	743,651	638,114
Loss on disposal of fixed assets	9,553	-
Change in fair value of warrants	(13,363,953)	-
Impairment on investment	4,831,386	-

Adjustments to reconcile net income
to net cash provided by operating activities:
Trade receivables, net	(253,167)	(1,383,854)
Inventories	(56,811)	(142,793)
Advances to suppliers	(320,629)	(747,483)
Prepayments	(236,756)	90,978
Tender deposits	(6,131)	(62,756)
Travel advances to shareholders	(53,536)	(31,345)
Advances to employees	133,501	120,991
Other receivables	445,950	-
Accounts payable	48,915	(194,875)
Income tax payable	(461,647)	291,223
Turnover and other taxes	(357,705)	315,610
Customers deposits	300,213	(217,655)
Accrued liabilities	1,154	(5,512)
Other Payables	255,501	-

Net cash provided by operating activities	$3,426,817	$5,675,935

Cash flows from investing activities
Purchase of plant and equipment	$(4,287,278)	$(1,103,720)
Purchase of intangible assets	(7,027,411)	-
Amount due from a director	-	1,074,798
Restricted cash	66,450	99,019
Advances to a related company	-	611,191
Deposit for technology-based designs	(2,648,886)	-
Deposit for property, plant and equipment	-	(2,917,536)

Net cash used in investing activities	$(13,897,125)	$(2,236,248)

Cash flows from financing activities
Proceeds from exercise of Series J Convertible	$-	$6,530,000

Net cash provided by financing activities	$-	$6,530,000

SUNWAY GLOBAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

	Nine months ended September 30,
	2009	2008

Net in cash and cash equivalents (used)/sourced	$(10,470,308)	$9,969,687

Effect of foreign currency translation on
cash and cash equivalents	140,915	499,689

Cash and cash equivalents–beginning of period	15,189,941	5,820,100

Cash and cash equivalents–end of period	$4,860,548	$16,289,476

SUPPLEMENTAL NON-CASH DISCLOSURES:

1.
During the nine months ended September 30, 2009 and 2008, an amount of $1,752,695 and nil were transferred from “deposit for the acquisition of computer software” to “property, plant and equipment”, respectively.

2.
During the nine months ended September 30, 2009 and 2008, an amount of $7,725,445 and nil were transferred from “deposit for the acquisition of subsidiary” to “acquisition of subsidiary, net of cash acquisition”.

Supplementary cash flow information:
Interest received	$52,284	$44,698
Interest paid	1,727	-
Tax paid	964,297	1,101,281

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

On January 16, 2009, World Through (BVI) acquired Qingdao Liheng Textiles Co, Ltd (“Liheng”) as its wholly-owned subsidiary. Liheng was incorporated in PRC on June 6, 2003.

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

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(CONTINUED)

(a)	Method of Accounting (Continued)

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

The Company owned five subsidiaries since its reverse-merger on June 6, 2007. The detailed identities of the consolidating subsidiaries would have been as follows:

Name of subsidiaries	Place of incorporation	Attributable interest

World Through Ltd	British Virgin Islands	100%
Sunway World Through Technology (Daqing) Co Ltd	PRC	100%

*Daqing Sunway Technology Co Ltd	PRC	100%

Beijing Sunway New-force Medical Treatment Tech Co., Ltd	PRC	100%

Qingdao Liheng Textiles Co, Ltd	PRC	100%

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

(h)	Accounting for the impairment of long-lived assets

The Group periodically evaluates the carrying value of long-lived assets to be held and used, including intangible assets subject to amortization, when events and circumstances warrant such a review, pursuant to the guidelines established in FASB ASC No. 360. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognised based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose.

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

	September 30, 2009	December 31, 2008
Bank of Communications, Branch of
Daqing city economic zone	$4,691,983	$9,606,188
Commercial Bank, Daqing City	-	4,536,667
Agricultural Bank of China	63,064	930,332
China Construction Bank, Beijing Branch	46,787	-
Qingdao bank	17,540	-
Only HSBC in Hong Kong	35,174	109,151
Cash on hand	6,000	7,603
	$4,860,548	$15,189,941

(l)	Restricted cash

Restricted cash are pledged deposits in an escrow account for investor relations purpose.

(m)	Revenue recognition

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

For the nine months ended September 30, 2009 and 2008, except for one sale of SADP in Europe, all of the Group’s sales were generated from the PRC.

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

Advances to employees are advances for purchases and travelling. They are unsecured, interest free and repayable on demand. The following table provides the rollforward of the activity in the advances to employees:

	September 30, 2009	December 31, 2008

Beginning balance, January 1	$429,804	$548,364
Add: Advanced during the period/year	435,997	659,177

Less: Transferred to income statement	(185,390)	(406,262)
Recollected from employees	(383,161)	(371,475)
Ending balance	$297,250	$429,804

8.	INVENTORIES

Inventories comprise the followings:
	September 30, 2009	December 31, 2008

Finished goods	$138,783	$218,448
Work in progress	23,197	188,855
Raw materials	487,044	183,435
	$649,024	$590,738

9.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net comprise the followings:
	September 30, 2009	December 31, 2008
At cost
Building	$1,847,967	$1,447,402
Machinery and equipment	680,302	1,116,941
Moldings	6,506,045	4,155,598
Computer software	2,100,715	2,073,181
Office equipment and motor vehicles	410,438	288,736

	$11,545,467	$9,081,858
Less: accumulated depreciation	(4,298,298)	(4,011,987)

	$7,247,169	$5,069,871
Construction in progress	870,269	-

	$8,117,438	$5,069,871

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

9. PROPERTY, PLANT AND EQUIPMENT, NET (CONTINUED)

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

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

10.	INTANGIBLE ASSETS, NET (CONTINUED)

The Group acquired the design and internal device control of medicine dispensing and packing machine, for a consideration of $6,988,882 (RMB47,300,000).

Amortization expense included in the general and administrative expenses for the nine months ended 2009 and 2008 were $743,651 and $638,114 respectively.

11.	EXPECTED WARRANTY LIABILITIES

An analysis of the expected warranty liabilities as at September 30, 2009 and December 31, 2008 is as follows:

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

The agreement, also provided that if a Registration Statement is not effective within a certain period of time or the common shares are not listed on the NASDAQ or American exchange by December 31, 2008, the Company will pay the holders of the shares a penalty that can range from $67,000 to $670,000 and certain principal shareholders would issue up to 1,000,000 additional shares to the purchasers of the Preferred Series B shares.  The company is accounting for these penalties in accordance with ASC 450 - Contingencies, whereby the penalty will not be recorded as a liability until and if it is probable the penalty will be incurred. No penalty has been recorded in the accompanying financial statements for this contingency.

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

On November 10, 2008, Columbia China Capital Group, Inc. converted the Warrant J, totally 53,691 shares into 53,691 of common stock.

SUNWAY GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

13.	EARNINGS PER SHARE

The calculation of the basic and diluted earnings per share attributable to the common stock holders is based on the following data:

	For the nine months ended September 30,
	2009	2008
Earnings:
Earnings for the purpose of basic earnings per share	$11,036,722	$6,417,223
Effect of dilutive potential common stock	-	-

Earnings for the purpose of dilutive earnings per share	$11,036,722	$6,417,223

Number of shares:
Weighted average number of common stock for the purpose of basic earnings per share	18,499,736	14,003,444
Effect of dilutive potential common stock
-conversion of Series A
convertible preferred stock	-	1,851,598
-conversion of Series B
convertible preferred stock	4,814,820	4,906,191
-conversion of Warrant Series A	2,940,791	2,311,283
-conversion of Warrant Series B	1,160,176	748,849
-conversion of Warrant Series J	-	1,848,402
-conversion of Warrant Series C	2,432,728	521,504
-conversion of Warrant Series D	914,768	2,499,633

Weighted average number of common stock for the purpose of dilutive earnings per share	30,763,019	28,690,904

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

The Group has entered into a tenancy agreement for factory expiring through 2010. Total rental expenses for the nine months ended September 30, 2009 and for the year ended December 31, 2008 amounted to $72,477 and $154,839 respectively.

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

Net revenues and cost of revenues by product:
For the Nine Months ended September 30, 2009	Workstation	Workstation	Workstation
	Type A	Type B	Type C	SADP	Other	Consolidated

Net revenues	$3,157,837	$1,177,786	$3,727,970	$672,276	$83,378	$8,819,247
Cost of net revenues	(999,727)	(364,953)	(1,271,340)	(361,927)	(70,434)	(3,068,381)

	$2,158,110	$812,833	$2,456,630	$310,349	$12,944	$5,750,866

For the Nine Months ended September 30, 2008	Workstation	Workstation	Workstation
	Type A	Type B	Type C	SADP	Other	Consolidated

Net revenues	$2,880,802	$5,435,885	$4,400,717	$1,357,364	$-	$14,074,768
Cost of net revenues	(751,548)	(1,555,025)	(1,211,795)	(636,498)	-	(4,154,866)

	$2,129,254	$3,880,860	$3,188,922	$720,866	$-	$9,919,902

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

In order to expand, on August 31, 2008, the Group entered an agreement with a third party, Qingdao Liheng Textiles Co, Ltd, to acquire its 100% interest of it, for a cash consideration of approximately $7.29 million (RMB$50,000,000). The whole amount of $7,725,445 was paid and classified as “Deposit for the acquisition of subsidiary” as at December 31, 2008. The transaction was planned to be finished at December 1, 2008, but due to the PRC authority processing delay, was completed on January 16, 2009.

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

SUNWAY GLOBAL INC.

BALANCE SHEETS
	Original	Restated
	September 30, 2009
	(Unaudited)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$4,860,548	$4,860,548
Trade receivables, net	3,214,439	3,214,439
Inventories	649,024	649,024
Advances to suppliers	1,047,955	1,047,955
Prepayments	236,925	236,925
Tender deposits	119,144	119,144
Travel advances to directors	92,402	92,402
Advances to employees	297,250	297,250
Other receivables	199,434	199,434

Total current assets	$10,717,121	$10,717,121
Amount due from a related company	830	830
Restricted cash	311,916	311,916
Property, plant and equipment, net	8,117,438	8,117,438
Intangible assets, net	13,904,188	13,904,188
Deposit for the acquisition of subsidiary	-	-
Deposit for technology-based designs	4,405,786	4,405,786
Deposit for property, plant and equipment	1,411,606	1,411,606
Goodwill	4,831,386	-

TOTAL ASSETS	$43,700,271	$38,868,885
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$109,007	$109,007
Income tax payable	172,452	172,452
Turnover and other taxes	21,386	21,386
Expected warranty liabilities	50,519	50,519
Customers deposits	300,428	300,428
Accrued liabilities	565,497	565,497
Other payables	8,705	8,705

Total current liabilities	$1,227,994	$1,227,994

Warrant liabilities	$-	$56,537,920
TOTAL LIABILITIES	$1,227,994	$57,765,914

SUNWAY GLOBAL INC.

BALANCE SHEETS (Continued)

	Original	Restated
	September 30, 2009
	(Unaudited)	(Unaudited)
STOCKHOLDERS’ EQUITY
Series B Convertible Preferred Stock $0.0000001 par value; 400,000 shares authorized; 160,494 shares issued and outstanding at September 30, 2009	$1	1

Common stock at $0.0000001 par value; 100,000,000 shares authorized; 18,499,736 shares issued and outstanding at September 30, 2009	2	2
Additional paid-in capital	22,679,965	18,689,023
Statutory reserves	3,033,855	3,033,855
Retained earnings/(accumulated deficit)	13,845,104	(43,533,037)
Accumulated other comprehensive income	2,913,350	2,913,127

	$42,472,277	$(18,897,029)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$43,700,271	$38,868,885

SUNWAY GLOBAL INC.

STATEMENT OF INCOME (Continued)

	Original	Restated
	Nine months ended September 30, 2009
	(Unaudited)	(Unaudited)

Net revenues	$8,819,247	$8,819,247
Cost of net revenues	(3,068,381)	(3,068,381)

Gross profit	$5,750,866	$5,750,866

Selling expenses	(697,057)	(697,057)
Loss on disposal of fixed assets	(9,553)	-
General and administrative expenses	(2,087,917)	(2,097,560)

Income from operation	$2,956,339	$2,956,249
Interest expenses	(1,727)	(1,727)
Interest income	51,971	52,284
Impairment on investment	-	(4,831,386)
Change in fair value of warrants	-	13,363,953

Income before income taxes	$3,006,583	$11,539,373

Income taxes	(502,651)	(502,651)

Net income	$2,503,932	$11,036,722

Net income per share:
-Basic	$0.14	$0.60

-Diluted	$0.08	$0.36

Weighted average number of common stock
-Basic	18,499,736	18,499,736

-Diluted	30,763,019	30,763,019

SUNWAY GLOBAL INC.

STATEMENTS OF INCOME

	Original	Restated
	Three months ended September 30,2009
	(Unaudited)	(Unaudited)

Net revenues	$3,150,969	$3,150,969
Cost of net revenues	(1,087,115)	(1,087,115)

Gross profit	$2,063,854	$2,063,854

Selling expenses	(335,787)	(335,787)
General and administrative expenses	(697,782)	(697,782)

Income from operation	$1,030,285	$1,030,285
Change in fair value of warrants	-	2,429,394
Interest income	10,041	10,041

Income before income taxes	$1,040,326	$3,469,720

Income taxes	(168,978)	(168,978)

Net income	$871,348	$3,300,742

Net income per share:
-Basic and diluted	$0.05	$0.18

-Diluted	$0.03	$0.11

Weighted average number of common stock
-Basic	18,499,736	18,499,736

-Diluted	30,323,548	30,323,548

SUNWAY GLOBAL INC.
STATEMENTS OF CASH FLOWS

	Original	Restated
	Nine months ended September 30,2009
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$2,503,932	$11,036,722
Depreciation	730,606	730,606
Amortization	743,651	743,651
Loss on disposal of fixed assets	9,553	9,553
Change in fair value of warrants	-	(13,363,953)
Impairment on investment	-	4,831,386

Adjustments to reconcile net income to net cash provided by operating activities:
Trade receivables, net	(253,167)	(253,167)
Inventories	(56,811)	(56,811)
Advances to suppliers	(498,413)	(320,629)
Prepayments	862,716	(236,756)
Tender deposits	(6,131)	(6,131)
Travel advances to shareholders	(53,536)	(53,536)
Advances to employees	133,501	133,501
Other receivables	(199,292)	445,950
Accounts payable	48,915	48,915
Income tax payable	(461,647)	(461,647)
Turnover and other taxes	(386,164)	(357,705)
Customers deposits	300,213	300,213
Accrued liabilities	1,154	1,154
Other Payables	(168,590)	255,501

Net cash provided by operating activities	$3,250,490	$3,426,817

Cash flows from investing activities
Purchase of plant and equipment	$(2,808,483)	$(4,287,278)
Purchase of intangible assets	(6,916,545)	(7,027,411)
Amount due from a director	-	-
Restricted cash	66,450	66,450
Deposit for moulding	(1,410,596)	-
Deposit for technology-based designs	(2,648,886)	(2,648,886)
Reversal of deposit for acquisition of subsidiary	7,725,445	-
Acquisition of subsidiary, net of cash acquired	(7,652,252)	-

Net cash used in investing activities	$(13,644,867)	$(13,897,125)

Cash flows from financing activities	$-	$-

Net cash provided by financing activities	$-	$-

SUNWAY GLOBAL INC.

STATEMENTS OF CASH FLOWS (Continued)

	Original	Restated
	Nine months ended September 30,2009
	(Unaudited)	(Unaudited)

Net in cash and cash equivalents used	$(10,394,377)	$(10,470,308)
Effect of foreign currency translation on cash and cash equivalents	64,984	140,915
Cash and cash equivalents–beginning of period	15,189,941	15,189,941

Cash and cash equivalents–end of period	$4,860,548	$4,860,548

Supplementary cash flow information:
Interest received	$51,971	$52,284
Interest paid	1,727	1,727
Tax paid	964,297	964,297

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

Three-month period ended September 30, 2009 and September 30, 2008

Results of Operations

In the three months ended September 30, 2009, the Company’s net revenues, gross profit and operation income decreased quickly as compared with the same period of 2008, but operating expenses increased during the same periods. These decreases are primarily attributable to the departure of one of our sales managers, who left to set up his own company in the fourth quarter of 2008. However, in the third quarter of 2009, we hired a new vice-president of sales and have been to perfect our sales system. We believe that an improved sales network and the pending introduction of a new product- —an advanced automatic dispensing system —to the market will increase our sales in 2010. Our new product is currently undergoing testing and is expected to be introduced to the market in the first quarter of 2010.

The following table summarizes the results of our operations during the three months ended September 30, 2009 and 2008, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the three months ended September 30, 2009 and 2008.

	Three Months Ended September 30,
	2009	2008	Change	Change rate
Net Revenue	$3,150,969	$6,025,075	$(2,874,106)	(47.70)%
Cost of net revenue	$1,087,115	$1,790,475	$(703,360)	(39.28)%
Gross Profit	$2,063,854	$4,234,600	$(2,170,746)	(51.26)%
Gross Margin	65.50%	70.28%	-	(4.78)%
Operating Income	$1,030,285	$3,346,078	$(2,315,793)	(69.21)%
Change in fair value of warrants	$2,429,394	$-	$2,429,394	-
Net Income	$3,300,742	$2,869,859	$430,883	15.10%
Net profit margin	104.75%	47.63%	-	57.12%

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

Changes in fair value of warrants

Changes in fair value of warrants were $2,429,394 for the three months ended September 30, 2009. This is recorded as a non-cash income, which resulted from the change in fair value of warrants issued to investors in conjunction with the Company’s issuance of warrants in June of 2007 pursuant to provisions of FASB ASC Topic 815, “Derivative and Hedging” (ASC 815). The accounting treatment of the warrants resulted from a provision providing anti-dilution protection to the warrant holders. On March 18, 2010, the Company entered into a Security Exchange Agreement intending to exchange all warrants into common stock. As a result of this agreement, on the closing date of the agreement, the Company will issue 2,000,000 shares of common stock in exchange for the retirement of all of the outstanding warrants owned by Vision Opportunity Master Fund Ltd. and its affiliates. The closing of the agreement is conditioned upon a closing of a financing with minimum proceeds of $10 million to the Company.

Net Income

Net income was $3,300,742 for the three months ended September 30, 2009, a 15.01% increase as compared with $2,869,859 for the same period of 2008. In the three months ended June 30, 2009, our net income was impacted by a non-cash income of $2,429,394 unrelated to the Company’s operations. Excluding this $2,429,394 non-cash income of change in fair value of warrants, the Company’s net income from operations for the three months ended September 30, 2009 would have been $871,348, representing the third quarter of 2008 to the same period of 2009 net income fall of 69.64%.

Earnings Per Share

Basic and diluted earnings per share for the three months ended September 30, 2009 were $0.18 and $0.11 compared to $0.16 and $0.10 for the same period of 2008. The weighted average number of shares outstanding to calculate basic EPS was 18,499,736 and 18,446,045 for the three months ended September 30, 2009 and September 30, 2008, respectively. The weighted average number of shares outstanding to calculate diluted EPS was 30,323,548 and 27,587,392 for the three months ended September 30, 2009 and September 30, 2008, respectively.

Nine-month period ended September 30, 2009 and September 30, 2008

Results of Operations

In the nine months ended September 30, 2009, our company’s net revenue, gross profit and operation income decreased as compared with the same period of 2008, but operating expenses increased quickly during the same periods. The decreases are primarily attributable to (i) negative effects of the global financial crisis; (ii) a decline in hospital-related investment due to governmental reforms requiring pharmacies to be operated outside of and separate from hospitals in the PRC; (iii) the departure of one of our sales managers, who left to set up his own company; and (iv) our inability to boost morale in our management personnel, who have been constrained in their efforts to attract new investors by the large number of investor warrants outstanding. We recently hired a new vice-president of sales in the third quarter of 2009, and have started to perfect our company’s sales system. We believe that an improved sales network and the pending introduction of a new product- an advanced automatic dispensing system - will increase our sales in 2010. Our new product is currently undergoing testing and is expected to be introduced to the market in the first quarter of 2010.

The following table summarizes the results of our operations during the nine months ended September 30, 2009 and 2008, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the nine months ended September 30, 2009 and 2008.

	Nine Months Ended September 30,
	2009	2008	Change	Change rate
Net Revenue	$8,819,247	$14,074,768	$(5,255,521)	(37.34)%
Cost of net revenue	$3,068,381	$4,154,866	$(1,086,485)	(26.15)%
Gross Profit	$5,750,866	$9,919,902	$(4,169,036)	(42.03)%
Gross Margin	65.21%	70.48%	-	(5.27)%
Operating Income	$2,956,249	$7,504,976	$(4,548,727)	(60.61)%
Impairment on investment	$4,831,386	$-	4,831,386	-%
Change in fair value of warrants	$13,363,953	$-	$13,363,953	-%
Net Income	$11,036,722	$6,417,223	$(4,619,499)	(71.99)%
Net profit margin	125.14%	45.59%	-	79.55%

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

The following table breaks down application categories as percentage of total net revenue.

	Nine Months Ended September 30,
	2009		2008
	sales	% of total sales	sales	% of total sales
PTS	$8,063,593	91.43%	$12,717,404	90.36%
SADP	$672,276	7.62%	$1,357,364	9.64%
Other	$83,378	0.95%	-	-
Total net revenue	$8,819,247	100.00%	$14,074,768	100.00%

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

Income from Operations

Operating income decreased 60.61% to $2,956,249 for the nine months ended September 30, 2009, as compared to $7,504,976 for the nine months ended September 30, 2008. The decrease was primarily attributable to a decrease in sales and increase in operating expenses.

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

Operating Expenses

Operating expenses were $2,794,617 for the nine months ended September 30, 2009, an increase of 15.32% as compared with $2,414,926 for the same period of 2008. The increase was primarily attributable to (1) an increase in selling expenses of $417,890 or 149.69% to $697,057 in the nine months ended September 30, 2009 from $279,167 for the same period of 2008; and (2) a decrease in general and administrative expenses of $38,199 or 1.79% to 2,097,560 in the nine months ended September 2009 from $2,135,759 for the same period of 2008. In the third quarter of 2009, we added 31 employees to our sales force and set up direct sales offices. The combination of these factors contributed to a sharp increase in selling expenses.

The table below presents information about our operating expenses for the periods indicated:

	Nine Months Ended September 30,
	2009	2008	Change
Selling expenses	$697,057	$279,167	149.69%
General & Administrative expenses	$2,097,560	$2,135,759	(1.79)%
Total operating expenses	$2,794,617	$2,414,926	15.72%

Change in fair value of warrants

Changes in fair value of warrants were $13,363,953 for the nine months ended September 30, 2009. This is recorded as a non-cash income, which resulted from the change in fair value of warrants issued to investors in conjunction with the Company’s issuance of warrants in June of 2007 pursuant to provisions of FASB ASC Topic 815, “Derivative and Hedging” (ASC 815). The accounting treatment of the warrants resulted from a provision providing anti-dilution protection to the warrant holders. On March 18, 2010, the Company entered into a Security Exchange Agreement intending to exchange all warrants into common stock. As a result of this agreement, on the closing date of the agreement, the Company will issue 2,000,000 shares of common stock in exchange for the retirement of all of the outstanding warrants owned by Vision Opportunity Master Fund Ltd. and its affiliates. The closing of the agreement is conditioned upon a closing of a financing with minimum proceeds of $10 million to the Company.

Impairment on investment

Impairment on investment was $4,831,386 for the nine months ended September 30, 2009. Originally, it was showed on goodwill representing the excess of the cost of an acquisition over the fair value of the net acquired identifiable assets at the date of acquisition. In the first quarter of 2010, after performing extended analysis into the definition of a business as set forth in the paragraph 805-10-20 of the FASB Accounting Standards Codification, we recognized the acquisitions based on the fair value of net assets obtained. For the amount over the fair value of the net assets obtained, we wrote them off as expenses at the time of acquisition.

Net Income

Net income was $11,036,722 for the nine months ended September 30, 2009, increases of 71.99% from $6,417,223 for the same period of 2008. In the nine months ended September 30, 2009, our net income was impacted by a non-cash income of $8,532,567 unrelated to the Company’s operations, mainly consisting of change in fair value of warrants and impairment on investment were $13,363,953 and $4,831,386 respectively. Excluding this $8,532,567 non-cash income, the Company’s net income from operations for the nine months ended September 30, 2009 would have been $2,504,155, representing a decrease in net income of 60.98% between the nine months ended September 30, 2008 and the same period of 2009. The decrease was primarily attributable to decrease in sales and an increase in operating expenses.

Earnings Per Share

Basic and diluted earnings per share for the nine months ended September 30, 2009 were $0.60 and $0.36, compared to $0.46 and $0.22 for the same period of 2008. The weighted average number of shares outstanding to calculate basic EPS was 18,499,736 and 14,003,444 for the nine months ended September 30, 2009 and September 30, 2008, respectively. The weighted average number of shares outstanding to calculate diluted EPS was 30,763,019 and 28,690,904 for the nine months ended September 30, 2009 and September 30, 2008, respectively.

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

The table below presents information about our cash flow for the periods indicated:

	Nine months ended September 30,
	2009	2008	Change
Net cash provided by (used in) operating activities	$3,426,817	$5,675,935	$(2,249,118)
Net cash provided by (used in) investing activities	$(13,897,125)	$(2,236,248)	$(11,660,877)
Net cash provided by (used in) financing activities	$-	$6,530,000	$(6,530,000)
Effect of foreign currency translation on cash and cash equivalents	$140,915	$499,689	$(358,774)
Beginning cash and cash equivalent	$15,189,941	$5,820,100	$9,369,841
Ending cash and cash equivalent	$4,860,548	$16,289,476	$(11,428,928)

Operating Activities

For the nine months ended September 30, 2009, net cash provided by operating activities was $3,426,817. This was primarily attributable to our net income of $11,036,722, adjusted by an add-back of non-cash expenses mainly consisting of depreciation, amortization, loss on disposal of fixed assets, impairment on investment and change in fair value of warrants of $7,048,757 offset by a $561,148 decrease in working capital. Specifically, the working capital increase was primarily due to (i) a $253,167 trade receivables increase driven by change in sales policy; (ii) a $56,811 inventories increase, comprised principally raw material and work in progress, due to in-house market research and the confirmation of several purchase agreements for our products; (iii) a $320,629 increase in advances to suppliers to buy raw materials; (iv) a $283,028 decrease in prepayments , travel advances to shareholders, other receivables, tender deposits and advances to employees, consisting primarily of prepayments for raw materials supplies in advance of shipment, working capital of sales employee and pay deposit for client; partially offset by a $213,569 decrease in accounts payable, tax payable, loans from unrelated parties, amount due from a director, customers deposits, accrued liabilities and other payables.

Investing Activities

For the nine months ended September 30, 2009, net cash used in investing activities was $13,897,125. This was primarily attributable to (i) a $4,287,278 capital expenditure to purchase new plant and equipment for our Qingdao factory and the manufacture of our new product, an advanced  automatic dispensing system; (ii) a $7,027,411 capital expenditure to purchase new intangible assets for our new product and to improve our existing dispensary system; (iii) a $2,648,886 capital expenditure to purchase technology-based designs; and (iv) a $66,450 in restricted cash.

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

Critical Accounting Policies

Management's discussion and analysis of its financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. Sunway’s financial statements reflect the selection and application of accounting policies which require management to make significant estimates and judgments. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Sunway believes that the following reflect the more critical accounting policies that currently affect the Company’s financial condition and results of operations.

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

During the course of internal evaluation of the Company’s disclosure controls and procedures for the year ended December 31, 2009, our accounting staff found the following misstatements in our previously reported financial statements for the fiscal quarter ended September 30, 2009 that required correction, relating to changes in fair value of warrants and impairment on investment:

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

Based upon their evaluation as of the end of the period covered by this quarterly report, the Company’s chief executive officer and chief financial officer concluded that, in spite of the significant deficiencies in internal control over financial reporting described below, the Company’s disclosure controls and procedures are effective as of September 30, 2009.

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