Form 10-Q
period 2010-03-31
Sunway Global Inc.
filed 2010-05-17
CIK 1096840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 15, 2010, there were 18,499,736 outstanding shares of the Registrant's Common Stock, $0.0000001 par value.

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
 Sunway Global Inc. (“the Company”)

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying interim consolidated balance sheets of Sunway Global Inc. as of March 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and cash flows for the three-month periods then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of Sunway Global Inc.

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

Hong Kong	Albert Wong & Co.
May 17, 2010	Certified Public Accountants

SUNWAY GLOBAL INC.

CONSOLIDATED BALANCE SHEETS
AS AT MARCH 31, 2010 AND DECEMBER 31, 2009
(Stated in US Dollars)

	Notes	March 31, 2010 (Unaudited)	December 31, 2009 (Audited)
ASSETS
Current assets
Cash and cash equivalents	2(k)	$4,861,514	$4,717,240
Trade receivables, net	5	5,485,586	3,537,395
Inventories	8	643,977	589,871
Advances to suppliers		527,233	940,872
Prepayments		99,399	127,388
Tender deposits		141,885	122,050
Travel advances to shareholders	6	116,584	71,372
Advances to employees	7	258,889	217,865
Total current assets		$12,135,067	$10,324,053
Restricted cash		253,023	283,175
Amount due from a related company	4	830	830
Property, plant and equipment, net	9	12,192,666	10,508,415
Intangibles, net	10	14,838,444	15,109,988
Deposit for technology-based designed		3,131,997	4,318,643
TOTAL ASSETS		$42,552,027	$40,545,104

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable		$284,472	$271,139
Income tax payable		353,037	269,082
Turnover and other taxes		278,491	154,871
Expected warranty liabilities	11	32,624	32,618
Customer deposits		221,768	304,093
Accrued liabilities		570,922	657,215
Total current liabilities		$1,741,314	$1,689,018
Warrants liabilities	12	42,271,601	40,808,327
TOTAL LIABILITIES		$44,012,915	$42,497,345

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.

CONSOLIDATED BALANCE SHEETS (Continued)
AS AT MARCH 31, 2010 AND DECEMBER 31, 2009
(Stated in US Dollars)

	Notes	March 31, 2010	December 31, 2009
		(Unaudited)	(Audited)
STOCKHOLDERS’ EQUITY

Series B Convertible Preferred Stock $0.0000001 par value; 400,000 shares authorized; 160,494 shares issued and outstanding at March 31, 2010 and December 31, 2009	13	$1	$1

Common stock at $0.0000001 par value; 100,000,000 shares authorized; 18,499,736 shares issued and outstanding at March 31, 2010 and December 31, 2009		2	2
Additional paid-in capital		18,689,023	18,689,023
Statutory reserves		3,033,855	3,033,855
Accumulated deficit		(26,105,686)	(26,590,859)
Accumulated other comprehensive income		2,921,917	2,915,737
		$(1,460,888)	$(1,952,241)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$42,552,027	$40,545,104

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

	Notes	Three months ended March 31,
		2010	2009

Net revenues	17	$5,200,091	$2,933,573
Cost of net revenues	17	(1,757,452)	(893,980)
Gross profit		$3,442,639	$2,039,593

Selling expenses		(406,247)	(180,349)
General and administrative expenses		(742,655)	(631,894)
Income from operations		$2,293,737	$1,227,350
Interest income		4,363	23,577
Impairment on investment		-	(4,831,386)
Changes in fair value of warrants		(1,463,274)	(20,481,276)
Income/(loss) before income tax		$834,826	$(24,061,735)

Income tax expense	14	(349,653)	(207,996)
Net income/(loss)		$485,173	$(24,269,731)
Net income/(loss) per share:
-Basic		$0.03	$(1.31)
-Diluted		$0.02	$(1.31)
Weighted average number of common stock
-Basic	15	18,499,736	18,499,736
-Diluted	15	27,772,675	18,499,736

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2009 AND THREE MONTHS ENDED MARCH 31, 2010
(Stated in US Dollars)(Unaudited)

				Additional			Accumulated
	Preferred	No. of		paid			other
	Series	shares	Common	in	Statutory	Accumulated	comprehensive
	B	outstanding	stock	capital	reserves	deficit	income	Total

Balance, January 1, 2009	$1	18,499,736	$2	$22,679,965	$2,127,978	$12,247,049	$2,844,190	$39,899,185
Reclassification of warrants from equity to derivative liabilities	-	-	-	(3,990,942)	-	(65,910,931)	-	(69,901,873)
Net income	-	-	-	-	-	27,978,900	-	27,978,900
Appropriations to statutory reserves	-	-	-	-	905,877	(905,877)	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	71,547	71,547
Balance, December 31, 2009	$1	18,499,736	$2	$18,689,023	$3,033,855	$(26,590,859)	$2,915,737	$(1,952,241)

Balance, January 1, 2010	$1	18,499,736	$2	$18,689,023	$3,033,855	$(26,590,859)	$2,915,737	$(1,952,241)

Net income	-	-	-	-	-	485,173	-	485,173
Foreign currency translation adjustment	-	-	-	-	-	-	6,180	6,180
Balance, March 31, 2010	$1	18,499,736	$2	$18,689,023	$3,033,855	$(26,105,686)	$2,921,917	$(1,460,888)

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Stated in US Dollars) (Unaudited)

	Three months ended March 31,
	2010	2009

Cash flows from operating activities
Net income/(loss)	$485,173	$(24,269,731)
Depreciation	440,058	240,444
Amortization	370,359	253,803
Changes in fair value of warrants	1,463,274	20,481,276
Impairment on investment	-	4,831,386

Adjustments to reconcile net income to net cash provided by operating activities:
Trade receivables, net	(1,947,650)	255,153
Inventories	(54,012)	(430,489)
Advances to suppliers	413,797	(776,077)
Prepayments	28,010	(178,370)
Tender deposits	(19,816)	94,457
Travel advances to shareholders	(45,202)	(18,699)
Advances to employees	(40,990)	98,741
Accounts payable	13,290	652,243
Income tax payable	83,913	(422,216)
Turnover and other taxes	123,597	(289,028)
Customer deposits	(82,375)	202,073
Accrued liabilities	(86,391)	316,414
Net cash provided by operating activities	$1,145,035	$1,041,381

Cash flows from investing activities
Used of restricted cash	$30,152	$22,320
Purchase of plant and equipment	(147,804)	(78,781)
Purchase of intangibles assets	(96,378)	(596,754)
Purchase of technology assets designed	(787,482)	(3,505,390)
Net cash used in investing activities	$(1,001,512)	$(4,158,605)

Cash flows from financing activities	$-	$-

Net cash provided by financing activities	$-	$-

SUNWAY GLOBAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

	Three months ended March 31,
	2010	2009

Net in cash and cash equivalents sourced/(used)	$143,523	$(3,117,225)
Effect of foreign currency translation on cash and cash equivalents	751	139,715
Cash and cash equivalents–beginning of period	4,717,240	15,189,941
Cash and cash equivalents–end of period	$4,861,514	$12,212,431

	Three months ended March 31,
	2010	2009

Supplementary cash flow information:
Tax paid	$265,740	$630,304
Interest received	4,363	23,577

SUPPLEMENTAL NON-CASH DISCLOSURES:

1.
During the three months ended March 31, 2010 and 2009, an amount of nil and $1,752,695 were transferred from “deposit for the acquisition of computer software” to “property, plant and equipment”, respectively.

2.	During the three months ended March 31, 2010 and 2009, an amount of $1,974,839 and nil were transferred from “Deposit for technology-based designed” to “property, plant and equipment”, respectively.

3.
During the three months ended March 31, 2010 and 2009, an amount of nil and $7,725,445 were transferred from “deposit for the acquisition of subsidiary” to “acquisition of subsidiary, net of cash acquisition”.

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
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
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
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

The Company owned five subsidiaries since its reverse-merger on June 6, 2007. The detailed identities of the consolidating subsidiaries would have been as follows:

Name of subsidiaries	Place of incorporation	Attributable interest

World Through Ltd	British Virgin Islands	100%

Sunway World Through Technology (Daqing) Co Ltd	PRC	100%

*Daqing Sunway Technology Co Ltd	PRC	100%

Beijing Sunway New-force Medical Treatment Tech	PRC	100%
Co., Ltd

Qingdao Liheng Textiles Co Ltd	PRC	100%

*Note: Deemed variable interest entity

(c)	Use of estimates

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
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
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

Property, plant and equipment are carried at cost less accumulated depreciation.  Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of the property, plant and equipment are as follows:

Buildings	20 years
Machinery and equipment	6 years
Mouldings	10 years
Computer software	3 - 10 years
Office equipment and motor vehicles	6 - 10 years

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

For the three months ended March 31, 2010 and 2009, impairment loss was nil and $4,831,386 respectively.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

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

	March 31, 2010	December 31, 2009

Bank of Communications, Branch of Daqing
City Economic Zone	$4,702,324	$4,402,294
China Construction Bank, Beijing Branch	54,674	147,273
Qingdao bank	58,549	16,111
Agricultural Bank of China	-	100,025
HSBC	34,951	35,106
Cash on hand	11,016	16,431
	$4,861,514	$4,717,240
(l)	Restricted cash

Restricted cash are pledged deposits in an escrow account for investor relations purpose.

(m)	Revenue recognition

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
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(m)	Revenue recognition (Continued)

Contract revenues are recognized when the manufacturing and installation of the medical equipments is completed. Generally, the company receives total contract sum from clients in 4 instalments. Deposit of 30% is received from client when the contract is signed. Second payment of 30% is received when the project commenced. Third payment of 35% is received after the construction is completed within 4 months. The final sum of the remaining portion is received after the construction is completed until one year.

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

The Group did not have lease which met the criteria of capital lease. Leases which do not qualify as capital lease are classified as operating lease. Operating lease rental payment included in general and administrative expenses were $24,517 and $26,333, and cost of sales were $1,492  and $6,297   for the three months ended March 31, 2010 and 2009 respectively.

(q)	Advertising

The Group expensed all advertising costs as incurred. Advertising expenses included in selling expenses were $16,852 and nil for the three months ended March 31, 2010 and 2009 respectively.

(r)	Shipping and handling

All shipping and handling are expensed as incurred. shipping and handling expenses included in selling expenses were $22,300 and $5,728 for the three months ended March 31, 2010 and 2009 respectively.

(s)	Research and development

All research and development costs are expensed as incurred. The research and development costs included in general and administrative expenses were $42,204 and $20,534 for the three months ended March 31, 2010 and 2009 respectively.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(t)	Retirement benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the statements of income as incurred. The retirement benefit expenses included in general and administrative expenses were $46,651 and $26,719 for the three months ended March 31, 2010 and 2009 respectively.

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	March 31, 2010	December 31, 2009	March 31, 2009
Twelve months ended
RMB : USD exchange rate	-	6.8372	-
Three months ended
RMB : USD exchange rate	6.8361	-	6.8456
Average three months ended
RMB : USD exchange rate	6.8360	-	6.8466

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
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
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
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
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
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
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
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

In January 2010,  the Financial Accounting Standards Board (“FASB”) issued an accounting standard update to address implementation issues related to the changes in ownership provisions in the Consolidation—Overall Subtopic (Subtopic 810-10) of the FASB Accounting Standards Codification™, originally issued as FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. Subtopic 810-10 establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction.

We are currently evaluating the impact this update will have on our financial statements.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

3.	CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments which potentially expose the Group to concentrations of credit risk, consists of cash and trade receivables as of March 31, 2010 and December 31, 2009. The Group performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

As of March 31, 2010 and December 31, 2009, the Group’s bank deposits were all placed with banks in the PRC and Hong Kong where there is currently no rule or regulation in place for obligatory insurance of bank accounts.

For the three months ended March 31, 2010 and 2009, the group’s sales were generated from the PRC and Western Europe. Trade receivables as of March 31, 2010 and December 31, 2009 arose in the PRC and overseas.

The maximum amount of loss due to credit risk that the group would incur if the counter parties to the financial instruments failed to perform is represented the carrying amount of each financial asset in the balance sheet.

Normally the Group does not obtain collateral from customers or debtors.

Details of the customers accounting for 10% or more of the Group’s revenue are as follows:

	For the three months ended March 31,
	2010	2009
Customer A	$486,396	$-
Customer B	$404,476	$398,738
Customer D	$450,556	$-
Customer E	$435,196	$-
Customer K	$-	$552,099
Customer L	$-	$350,539

Details of customers accounting for 10% or more of the Group’s trade receivables are as follows:

	March 31, 2010	December 31, 2009

Customer A	$433,250	$347,195
Customer B	$426,527	$373,223
Customer C	$315,037	$310,245
Customer D	$424,794	$421,177
Customer E	$394,694	$214,417
Customer F	$378,143	$287,106

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

4.	AMOUNT DUE FROM A RELATED COMPANY

Amount due from Rise Elite International Ltd. (“Rise Elite”), a related company where Mr. Liu Bo, the director of the Group is a shareholder. The amount is unsecured, interest free and repayable on demand. The amount is held by Rise Elite for the initial setup expenses.

5.	TRADE RECEIVABLES, NET

Trade receivables comprise the followings:

	March 31, 2010	December 31, 2009

Trade receivables, gross	$5,503,572	$3,555,378
Provision for doubtful debts	(17,986)	(17,983)

Trade receivables, net	$5,485,586	$3,537,395

All of the above trade receivables are due within one year of aging.

An analysis of the allowance for doubtful accounts for the three months ended March 31, 2010 and for the year ended December 31, 2009 is as follows:

	March 31, 2010	December 31, 2009

Balance at beginning of period/year	$17,983	$8,414
Addition of the provision	-	9,549
Foreign exchange adjustment	3	20
Balance at end of period/year	$17,986	$17,983

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
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

6.	TRAVEL ADVANCES TO SHAREHOLDERS

Travel advances were made to shareholders. These shareholders are also the management of the company and these advances are used to enable their execution of operational duties such as marketing and sales promotion. The following table provides the details of the outstanding accounts. They are unsecured, interest free and repayable on demand.

	March 31, 2010	December 31, 2009

Bo Liu	$38,259	$28,015
Deli Liang	78,325	43,357
	$116,584	$71,372

The following table provides the rollforward of the activity in the travel advances to shareholders:

	March 31, 2010	December 31, 2009

Beginning balance, January 1	$71,372	$38,733
Add: Advanced during the period/year	45,212	122,997

Less: Transferred to income statement	-	(90,358)
Ending balance	$116,584	$71,372

7.	ADVANCES TO EMPLOYEES

Advances to employees are advances for purchases and travelling. They are unsecured, interest free and repayable on demand. The following table provides the rollforward of the activity in the advances to employees:

	March 31, 2010	December 31, 2009

Beginning balance, January 1	$217,865	$429,804
Add: Advanced during the period/year	131,177	610,677

Less: Transferred to income statement	(73,286)	(418,288)
Recollected from employees	(16,867)	(404,328)
Ending balance	$258,889	$217,865

8.	INVENTORIES

Inventories comprise the followings:

	March 31, 2010	December 31, 2009

Finished goods	$265,539	$241,831
Work in process	63,446	26,152
Raw materials	314,992	321,888
	$643,977	$589,871

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

9.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net comprise the followings:

	March 31, 2010	December 31, 2009
At cost
Buildings	$1,848,373	$1,848,075
Machinery and equipment	2,662,058	1,087,332
Moldings	8,968,015	8,966,572
Computer software	2,101,845	2,101,507
Office equipment and motor vehicles	504,189	97,728
	$16,084,480	$14,101,214
Less: accumulated depreciation	(5,119,372)	(4,678,587)
	$10,965,108	$9,422,627
Construction in progress	1,227,558	1,085,788
	$12,192,666	$10,508,415

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

Depreciation expenses are included in the statement of income as follows:

	March 31, 2010	March 31, 2009
Cost of net revenues	$397,745	$219,089
General and administrative expenses	25,919	11,702
Selling expenses	16,394	9,653
Total depreciation expenses	$440,058	$240,444

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

10.	INTANGIBLES, NET

Details of intangibles are as follows:
	March 31, 2010	December 31, 2009

Land use rights, at cost	$2,606,090	$2,502,082
Technology-based design, at cost	14,814,368	14,811,984
	$17,420,458	$17,314,066
Less: accumulated amortization	(2,582,014)	(2,204,078)
Total intangibles, net	$14,838,444	$15,109,988

During the year of 2009, the Group acquired the rights to use a parcel of land totaling 9,082 square meters, for a consideration of $89,552 (RMB613,035), located at Qingdao Hi-Tech Industry Development Zone, Qingdao, Shandong in the People’s Republic of China for a term of 48 years from November 3, 2006 to July 24, 2053.  The Group also acquired the rights to use a parcel of land totalling 10,841 square meters, for a consideration of $106,709 (RMB730,485), located at Qingdao Hi-Tech Industry Development Zone, Qingdao, Shandong in the People’s Republic of China. Both lands have been used to build Liheng’s facility. The certificate of land use rights was under processing, no lease terms can be determined yet.

During the year of 2009, the Group acquired the design and internal device control of medicine dispensing and packing machine, for a consideration of $6,988,882 (RMB47,300,000).

Amortization expense included in the general and administrative expenses for the three months ended 2010 and 2009 were $370,359 and $253,803 respectively.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

11.	EXPECTED WARRANTY LIABILITIES

An analysis of the expected warranty liabilities for the three months ended March 31, 2010 and for the year ended December 31, 2009 is as follows:

	March 31, 2010	December 31, 2009
Balance at beginning of period/year	$32,618	$50,396
Warranty expense for the period/year	-	(17,903)
Foreign currency difference	6	125
Balance at end of period/year	$32,624	$32,618

12.	WARRANTS LIABILITIES

Valued at fair value using the Black-Scholes valuation method using the quoted price of the company’s common stock in an active market, volatility based on the actual market activity of the company’s stock, the remaining life of the warrant and the risk free interest rate for the three months ended March 31, 2010 and for the year ended December 31, 2009 is as follows:

	March 31, 2010	December 31, 2009
Balance at beginning of period/year	$40,808,327	$69,901,873
Changes in fair value of warrants	1,463,274	(29,093,546)
Balance at end of period/year	$42,271,601	$40,808,327

13.	SERIES B CONVERTIBLE PREFERRED STOCK AND ASSOCIATED WARRANTS

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
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
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
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
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

On March 18, 2010, the Company entered into an agreement with Vision Opportunity Master Fund, Ltd ("Vision") to exchange the Series A, B, C and D warrants into two million (2,000,000) Common Stock of the company (the "Warrant Exchange").  The closing of the Warrant Exchange is conditional upon a closing of a financing with minimum proceeds of $10 million to the Company.

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

14.	INCOME TAXES

The Company, being registered in the State of Nevada and which conducts all of its business through its subsidiaries incorporated in PRC, is not subject to any income tax. The subsidiaries are SWT, Sunway, Beijing Sunway, and Liheng (see note 1).

SWT, Sunway, Beijing Sunway and Liheng, being registered in the PRC, are subject to PRC’s Corporate Income Tax (“CIT”). Under applicable income tax laws and regulations, an enterprise located in PRC, including the district where our operations are located, is subject to a rate of 25% for the three months ended March 31, 2010 and 2009.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

14.	INCOME TAXES (Continued)

However, Sunway is a high technology company, and in accordance with the relevant regulations regarding the favourable tax treatment for high technology companies, Sunway is entitled to a reduced tax rate of 15% as long as Sunway located and registered in the high and advance technology development zone.

The Group uses the asset and liability method, where deferred tax assets and liabilities are determined based in the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. There are no material temporary differences and therefore no deferred tax asset or liabilities as at March 31, 2010 and December 31, 2009.

A reconciliation between the income tax computed at the U.S. statutory rate and the Group’s provision for income tax is as follows:

	March 31, 2010	March 31, 2009

U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	(34)%	(34)%
PRC CIT	25%	25%
Tax holiday	(10)%	(10)%
Provision for income taxes	15%	15%

The provision for income taxes consists of the following:

	March 31, 2010	March 31, 2009

Current tax - PRC CIT	$349,653	$207,996

Deferred tax provision	-	-
Income tax expenses	$349,653	$207,996

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

15.	EARNINGS/ LOSS PER SHARE

The calculation of the basic and diluted earnings per share attributable to the common stock holders is based on the following data:

	For the three months ended March 31,
	2010	2009
Income:
Income/(loss) for the purpose of basic earnings per share	$485,173	$(24,269,731)
Effect of dilutive potential common Stock	-	-
Income/(loss) for the purpose of dilutive earnings/(loss) per share	$485,173	$(24,269,731)

Number of shares:
Weighted average number of common stock for the purpose of basic earnings per share	18,499,736	18,499,736
Effect of dilutive potential common stock
-conversion of Series A
convertible preferred stock	-	-
-conversion of Series B
convertible preferred stock	4,814,820	-
-conversion of Warrant Series A	2,027,368	-
-conversion of Warrant Series B	563,337	-
-conversion of Warrant Series C	1,536,828	-
-conversion of Warrant Series D	330,586	-
Weighted average number of common stock for the purpose of dilutive earnings per share	27,772,675	18,499,736

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

16.	COMMITMENTS AND CONTINGENCIES

The Group has entered into a tenancy agreement for factory expiring through 2011. Total rental expenses for the three months ended March 31, 2010 and 2009 amounted to $26,009 and $32,630 respectively.

As at March 31, 2010, the Group’s commitments for minimum lease payments under these leases for the next one year are as follows:

March 31,
2011	$84,362
2012 and thereafter	-
$84,362

17.	SEGMENT INFORMATION

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

Net revenues and cost of revenues by product:

For the three months ended	Workstation	Workstation	Workstation
March 31, 2010	Type A	Type B	Type C	SADP	Others	Consolidated

Net revenues	$1,536,366	$203,928	$2,908,000	$475,820	$75,977	$5,200,091
Cost of net
revenues	(493,139)	(50,247)	(1,017,833)	(193,798)	(2,435)	(1,757,452)
	$1,043,227	$153,681	$1,890,167	$282,022	$73,542	$3,442,639

For the three months ended	Workstation	Workstation	Workstation
March 31, 2009	Type A	Type B	Type C	SADP	Others	Consolidated

Net revenues	$1,088,862	$368,066	$1,476,645	$-	$-	$2,933,573
Cost of net
revenues	(307,439)	(101,667)	(484,874)	-	-	(893,980)
	$781,423	$266,399	$991,771	$-	$-	$2,039,593

The Group’s operations are located in the PRC.  All revenues are derived from customers in the PRC and overseas. All of the Group’s assets are located in the PRC.  Sales of workstations are carried out in the PRC. Accordingly, no analysis of the Group's sales and assets by geographical market is presented.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

18. FAIR VALUE MEASUREMENTS

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

19. SUBSEQUENT EVENTS

In preparing these financial statements, the Company evaluated the events and transactions that occurred from April 1, 2010 through May 17, 2010, the date these financial statements were issued. The Company has made the required additional disclosures in reporting periods in which subsequent events occur.

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

Affected by the financial crisis and affected by equivocal reform of the medical institutions in the PRC, bring about hospital’s investment declines, the company sales growth quickly in the first quarter of 2010. However, our strong balance sheet and liquidity position should allow us to not only weather the current economic environment but potentially benefit and continue to execute growth strategies and pursue the numerous opportunities.

This discussion and analysis focuses on the business results of Daqing Sunway, comparing its results in the three month period ended March 31, 2010 with the three month period ended March 31, 2009.

Three-month period ended March 31, 2010 and March 31, 2009

Results of Operations

In the three months ended March 31, 2010, the Company’s net revenue, gross profit and operation income was growing quickly as compared with the same period of 2009. These increases were primarily attributable to a result of more effective sales and marketing efforts.

The following table summarizes the results of our operations during the three months ended March 31, 2010 and 2009, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31
	2010	2009	Change	Change rate
Net Revenue	$5,200,091	$2,933,573	$2,266,518	77.26%
Cost of net revenue	$1,757,452	$893,980	$863,472	96.59%
Gross Profit	$3,442,639	$2,039,593	$1,403,046	68.79%
Gross Margin	66.20%	69.53%	-	(3.33	) %
Operating Income	$2,293,737	$1,227,350	$1,066,387	86.89%
Changes in fair value of warrants	$1,463,274	$20,481,276	$21,944,550	(107.14	) %
Impairment on investment	$-	$4,831,386	$4,831,386	-
Net Income/(loss)	$485,173	$(24,269,731)	$24,754,904	-
Net profit margin	9.33%	-	-	-

Net Revenue

Net revenue for the three months ended March 31, 2010, which resulted entirely from sales, was $5,200,091, an increase of 77.26% as compared with net revenue of $2,933,573 for the three months ended March 31, 2009. In the three months ended March 31, 2010, we sold 904 workstations, an increase of 59.72% as compared with 566 workstations in the three months ended March 31, 2009. During the same period of 2010, we also sold 5 units of SADP. The increase was due primarily to the positive results of more effective sales and marketing efforts.

The following table breaks down application categories as percentage of total net revenue.

	Three Months Ended March 31,
	2010		2009
	sales	% of total sales	sales	% of total sales
PTS	$4,648,294	89.39%	$2,933,573	100.00%
SADP	$475,820	9.15%	$-	-%
Other	$75,977	1.46	$-	-%
Total net revenue	$5,200,091	100.00%	$2,933,573	100.00%

Gross Profit

Gross profit increased 68.79% to $3,442,639 for the three months ended March 31, 2010, as compared to $2,039,593 for the three months ended March 31, 2009, mainly due to sale growth. Our gross profit margin dropped 3.33% from 69.53% as of the three months ended March 31, 2009 to 66.20% as of the same period of 2010, mainly due to a decrease in product output caused by the rise of average fixed cost per unit and an approximately 33% decrease in the pricing of SADP units.

The table below presents information about our gross profit for the periods indicated:

	Three Months Ended March 31,
	2010		2009
	US$	Gross profit margin	US$	Gross profit margin

Gross Profit	$3,442,639	66.20%	$2,039,593	69.53%

Income from Operations

Operating income increased 86.89% to $2,293,737 for the three months ended March 31, 2010, as compared to $1,227,350 for the three months ended March 31, 2009. The increase was primarily attributable to the higher sales growth during this period.

Cost of Net Revenue

Cost of net revenue increased to $1,757,452 for the three months ended March 31, 2010, representing a 96.59% increase as compared with $893,980 for the same period of 2009. The increase was primarily due to sales growth and a decrease in product volume caused by the rise of average fixed cost per unit.

The table below presents information about our cost of net revenue for the periods indicated:

	Three Months Ended March 31,
	2010	2009	Change
Cost of net revenue	$1,757,452	$893,980	96.59%

Operating Expenses

Operating expenses were $1,148,902 for the three months ended March 31, 2010, an increase as compared with $812,243 for the same period of 2009. The increase was primarily due to two reasons: (i) selling expenses increased $225,898, or 125.26% to $406,247 in the three months ended March 31, 2010 from $180,349 for the same period of 2009; and (ii) general and administration expenses increased $110,761, or 17.53% to $742,655 in the three months ended March 31, 2010 from $631,894 for the same period of 2009. In the three months ended March 31, 2010, we increased direct sales office expenses. Reflecting this change, costs related to direct sales offices expenses were $292,416 for the three months ended March 31, 2010, as compared to 117,321 for the same period of 2009.

The table below presents information about our operating expenses for the periods indicated:

	Three Months Ended March 31,
	2010	2009	Change
Selling expenses	$406,247	$180,349	125.26%
General & Administrative expenses	$742,655	$631,894	17.53%
Total operating expenses	$1,148,902	$812,243	41.45%

Changes in fair value of warrants

Changes in fair value of warrants were $1,463,274 for the three months ended March 31, 2010. This is recorded as a non-cash charge, which resulted from the change in fair value of warrants issued to investors in conjunction with the Company’s issuance of warrants in June of 2007 pursuant to provisions of FASB ASC Topic 815, “Derivative and Hedging” (ASC 815). The accounting treatment of the warrants resulted from a provision providing anti-dilution protection to the warrant holders. On March 18, 2010, the Company entered into a Security Exchange Agreement intending to exchange all warrants into common stock. As a result of this agreement, on the closing date of the agreement, the Company will issue 2,000,000 shares of common stock in exchange for the retirement of all of the outstanding warrants owned by Vision Opportunity Master Fund Ltd. and its affiliates. The closing of the agreement is conditioned upon a closing of a financing with minimum proceeds of $10 million to the Company.

Net Income

Net income was $485,173 for the three months ended March 31, 2010, an increase as compared with $24,269,731 of net loss for the same period of 2009. In the first quarter of 2010, our net income was impacted by a non-cash charge of $1,463,274 unrelated to the Company’s operations. Excluding the changes in fair value of warrants in non-cash charge, the Company’s net income from operations would have been $ 1,948,447 for the three months ended March 31, 2010 and $1,042,931 for the three months ended March 31, 2009, representing an increase of 86.82% from the first quarter of 2009 to the first quarter of 2010. The increase was primarily due to sales growth.

Earnings Per Share

Basic and diluted earnings per share for the three months ended March 31, 2010 were $0.03 and $0.02 compared to loss per share for the same period of 2009 were $1.31 and $1.13. The weighted average number of shares outstanding to calculate basic EPS was 18,499,736 and 18,499,736 for the three months ended March 31, 2010 and March 31, 2009, respectively. The weighted average number of shares outstanding to calculate diluted EPS was 27,772,675 and 18,499,736 for the three months ended March 31, 2010 and 2009.

Trade Receivables, net

Trade receivables, net increased 55.07% to $5,485,586 as of March 31, 2010, compared with $3,537,395 as of December 31, 2009. The increase in trade receivables was primarily attributable to change in our sales policy. In the third quarter of 2009, we changed our trade receivables policy to require that the remaining 5 percent of the amount due under the purchase contract is received within one year after the acceptance test is completed. Previously, we required receipt of the remaining 5 percent immediately after the acceptance test was completed.

Inventory

Inventory consists of raw materials, finished goods and work in progress. As of March 31, 2010, the recorded value of our inventory has increased 9.17% to $643,977 from $589,871 as of December 31, 2009. The increase was mainly due to an increase of 9.80% in finished goods from $241,831 as of December 31, 2009 to $ 265,539 as of March 31, 2010; a decrease of 2.14% in raw material inventory from $321,888 as of December 31, 2009 to $314,992 as of March 31, 2010, an increase of 142.60% in work in progress inventory from $26,152 as of December 31, 2009 to $63,446 as of March 31, 2010. The increase was primarily attributable to our sales volume growth.

The table below presents information about our inventory for the periods indicated:

Item	March 31, 2010,	December 31, 2009	Change
Finished goods	$265,539	$241,831	9.80%
Work in progress	$63,446	$26,152	142.60%
Raw material	$314,992	$321,888	(2.14	) %
Total	$643,977	$589,871	9.17%

Accounts Payable

Accounts payable amounted to $284,472 as of March 31, 2010, an increase as compared with $271,139 as of December 31, 2009. The increase was primarily attributable to product volume growth, which resulted in an increase in raw material purchases.

Liquidity and Capital Resources

We have historically financed our operations and capital expenditures principally through private placements of debt and equity offerings and cash provided by operations.

The table below presents information about our cash flow for the periods indicated:

	Three months ended March 31,
	2010	2009	Change
Net cash provided by (used in) operating activities	$1,145,035	$1,041,381	$103,654
Net cash provided by (used in) investing activities	$(1,001,512)	$(4,158,605)	$3,157,093
Net cash provided by (used in) financing activities	$-	$-	$-
Effect of foreign currency translation on cash and cash equivalents	$751	$139,714	$(138,963)
Beginning cash and cash equivalent	$4,717,240	$15,189,941	$(10,472,701)
Ending cash and cash equivalent	$4,861,514	$12,212,431	$(7,350,917)

Operating Activities

For the three months ended March 31, 2010, net cash provided by operating activities was $1,145,035. This was primarily attributable to our net income of $485,173, adjusted by an add-back of non-cash charges mainly consisting of depreciation, amortization, and charges in fair value of warrants of $440,058, $370,359, and $1,463,274 respectively, offset by a $1,613,829 decrease in working capital. Specifically, decrease in working capital was primarily due to: (i) a $1,947,650 trade receivables increase driven by a increase in sales; (ii) a $54,012 increase< font style="DISPLAY: inline; COLOR: #000000"> in inventories, principally of finished goods and work in progress inventory, due to our sales growth; (iii) a $413,797 decrease in advances to suppliers to buy raw materials; (iv) a $77,998 increase in prepayments, travel advances to shareholders, tender deposits and advances to employees, consisting primarily of prepayments for raw materials and other supplies in advance of shipment, working capital for sales staff and payment of client deposits; partially offset by a $52,034 increase in accounts payable, tax payable, customer deposits, accrued liabilities and other payables.

Investing Activities

For the three months ended March 31, 2010, net cash used in investing activities was $1,001,512. This was primarily attributable to: (i) a $147,804 capital expenditure for purchase of new plant and equipment; (ii) a $96,378 capital expenditure for purchase of new intangible assets; (iii) a $787,482 capital expenditure for the purchase of technology-based designs, and $30,152 in restricted cash.

Cash and Cash Equivalents

Our cash and cash equivalents as at the beginning of March 31, 2010, were $4,717,240 and increased to $4,861,514 by the end of the period.

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

Obligations under Material Contracts

We do not have any material contractual obligations as of March 31, 2010.

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

Warrants liabilities. Valued at fair value using the Black-Scholes valuation method using the quoted price of the company’s common stock in an active market, volatility based on the actual market activity of the company’s stock.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of March 31, 2010.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A.

ITEM 4. CONTROLS AND PROCEDURES.

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

Pursuant to Rule 13a-15(b) under the Exchange Act the Company carried out an evaluation with the participation of the Company’s management, including Liu Bo, the Company’s Chief Executive Officer (“CEO”) and Samuel Sheng, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three months ended March 31, 2010. Based upon their evaluation, the Company’s CEO and CFO concluded that, in spite of the significant deficiencies in internal control over financial reporting described below, the Company’s disclosure controls and procedures are effective as of March 31, 2010.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

We engaged PricewaterhouseCoopers (“PwC”) to assist the Company in improving the internal control system based on COSO internal control framework.  Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2010.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  During our assessment of the effectiveness of internal control over financial reporting as of March 31, 2010, Management identified significant deficiencies related to the following:

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

Management believes that these deficiencies do not amount to a material weakness, and it has concluded that our internal controls over financial reporting were effective as of March 31, 2010.

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

Our management is not aware of any material weaknesses in our internal control over financial reporting, and nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statements as of March 31, 2010.  The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements. Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement of omission in any report we have filed with or submitted to the Commission. Accordingly, we believe that our financial controls were effective.

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

ITEM 4 – (REMOVED AND RESERVED)

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

SUNWAY GLOBAL, INC.

Dated: May 17, 2010	By:	/s/ Liu Bo
Name: Liu Bo
Title: Chief Executive Officer

Dated: May 17, 2010	By:	/s/ Samuel Sheng
Name: Samuel Sheng
Title: Chief Financial Officer