Form 10-Q
period 2010-06-30
Sunway Global Inc.
filed 2010-08-13
CIK 1096840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 13, 2010, there were 18,499,736 outstanding shares of the Registrant's Common Stock, $0.0000001 par value.

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONTENTS	PAGES

CONSOLIDATED BALANCE SHEETS	4 – 5

CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME	6 – 7

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	8

CONSOLIDATED STATEMENTS OF CASH FLOWS	9 – 10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	11 – 32

SUNWAY GLOBAL INC.

CONSOLIDATED BALANCE SHEETS
AS AT JUNE 30, 2010 AND DECEMBER 31, 2009
(Stated in US Dollars)
	Notes	June 30, 2010 (Unaudited)	December 31, 2009 (Audited)
ASSETS
Current assets
Cash and cash equivalents	2(k)	$6,620,384	$4,717,240
Trade receivables, net	5	6,303,713	3,537,395
Inventories	8	927,705	589,871
Advances to suppliers		476,548	940,872
Prepayments		229,083	127,388
Tender deposits		81,540	122,050
Travel advances to shareholders	6	58,447	71,372
Advances to employees	7	177,453	217,865
Total current assets		$14,874,873	$10,324,053
Restricted cash		183,920	283,175
Amount due from a related company	4	830	830
Property, plant and equipment, net	9	9,937,989	10,508,415
Intangibles, net	10	19,327,037	15,109,988
Deposit for technology-based designed		618,597	4,318,643
TOTAL ASSETS		$44,943,246	$40,545,104
LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable		$112,404	$271,139
Income tax payable		393,013	269,082
Turnover and other taxes		304,090	154,871
Expected warranty liabilities	11	32,755	32,618
Customer deposits	12	374,501	304,093
Accrued liabilities		642,151	657,215
Total current liabilities		$1,858,914	$1,689,018
Warrants liabilities	13	41,611,723	40,808,327
TOTAL LIABILITIES		$43,470,637	$42,497,345

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.

CONSOLIDATED BALANCE SHEETS (Continued)
AS AT JUNE 30, 2010 AND DECEMBER 31, 2009
(Stated in US Dollars)

	Notes	June 30, 2010	December 31, 2009
		(Unaudited)	(Audited)
STOCKHOLDERS’ EQUITY

Series B Convertible Preferred
Stock $0.0000001 par value; 400,000
shares authorized; 160,494 shares issued
and outstanding at June 30, 2010
and December 31, 2009	14	$1	$1

Common stock at $0.0000001 par
value; 100,000,000 shares authorized;
18,499,736 shares issued and
outstanding at June 30, 2010
and December 31, 2009		2	2
Additional paid-in capital		18,689,023	18,689,023
Statutory reserves		3,033,855	3,033,855
Accumulated deficit		(23,343,785)	(26,590,859)
Accumulated other comprehensive income		3,093,513	2,915,737
		$1,472,609	$(1,952,241)
TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY		$44,943,246	$40,545,104

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

	Notes	Six months ended June 30
		2010	2009

Net revenues	18	$10,651,461	$5,668,342
Cost of net revenues	18	(3,525,352)	(1,981,286)
Gross profit		$7,126,109	$3,687,056

Selling expenses		(750,724)	(361,302)
General and administrative expenses		(1,596,341)	(1,394,473)
Income from operations		$4,779,044	$1,931,281
Interest expenses		-	(1,727)
Interest income		9,269	42,240
Impairment on investment		-	(4,831,386)
Changes in fair value of warrants		(803,396)	10,934,559
Income before income tax		$3,984,917	$8,074,967

Income tax expense	15	(737,843)	(333,673)
Net income		$3,247,074	$7,741,294

Net income per share:
-Basic		$0.18	$0.42
-Diluted		$0.12	$0.25

Weighted average number of common stock
-Basic	16	18,499,736	18,499,736
-Diluted	16	27,631,984	30,969,100

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

		Three months ended June 30,
		2010	2009
	Notes

Net revenues		$5,451,337	$2,734,631
Cost of net revenues		(1,767,876)	(1,087,385)
Gross profit		$3,683,461	$1,647,246

Selling expenses		(344,460)	(180,950)
General and administrative expenses		(853,688)	(760,473)
Income from operation		$2,485,313	$705,823
Interest expenses		-	(1,728)
Interest income		4,906	18,735
Change in fair value of warrants		659,878	31,415,835

Income before income taxes		$3,150,097	$32,138,665

Income taxes		(388,191)	(125,635)
Net income		$2,761,906	$32,013,030
Net income per share:
-Basic and diluted		$0.15	$1.73
-Diluted		$0.10	$1.06
Weighted average number of common stock
-Basic		18,499,736	18,499,736
-Diluted		27,561,231	30,243,833

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2009 AND SIX MONTHS ENDED JUNE 30, 2010
(Stated in US Dollars)(Unaudited)

				Additional			Accumulated
	Preferred	No. of		paid			other
	Series	shares	Common	in	Statutory	Accumulated	comprehensive
	B	outstanding	stock	capital	reserves	deficit	income	Total

Balance, January 1, 2009	$1	18,499,736	$2	$22,679,965	$2,127,978	$12,247,049	$2,844,190	$39,899,185
Reclassification of warrants from equity to derivative liabilities	-	-	-	(3,990,942)	-	(65,910,931)	-	(69,901,873)
Net income	-	-	-	-	-	27,978,900	-	27,978,900
Appropriations to statutory
reserves	-	-	-	-	905,877	(905,877)	-	-
Foreign currency translation
adjustment	-	-	-	-	-	-	71,547	71,547
Balance, December 31, 2009	$1	18,499,736	$2	$18,689,023	$3,033,855	$(26,590,859)	$2,915,737	$(1,952,241)

Balance, January 1, 2010	$1	18,499,736	$2	$18,689,023	$3,033,855	$(26,590,859)	$2,915,737	$(1,952,241)

Net income	-	-	-	-	-	3,247,074	-	3,247,074
Foreign currency translation
adjustment	-	-	-	-	-	-	177,776	177,776
Balance, June 30, 2010	$1	18,499,736	$2	$18,689,023	$3,033,855	$(23,343,785)	$3,093,513	$1,472,609

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Stated in US Dollars) (Unaudited)

	Six months ended June 30
	2010	2009
Cash flows from operating activities
Net income/(loss)	$3,247,074	$7,741,294
Depreciation	884,100	474,148
Amortization	782,662	407,773
Loss on disposal of fixed assets	-	9,552
Changes in fair value of warrants	803,396	(10,934,559)
Impairment on investment	-	4,831,386

Adjustments to reconcile net income
to net cash provided by operating activities:
Trade receivables, net	(2,740,952)	(114,774)
Inventories	(334,075)	(245,971)
Advances to suppliers	466,488	(496,537)
Prepayments	(100,774)	(61,658)
Tender deposits	40,866	85,880
Travel advances to shareholders	13,174	(28,788)
Advances to employees	41,169	136,417
Other receivables	-	240,716
Accounts payable	(159,264)	36,096
Income tax payable	122,332	(504,951)
Turnover and other taxes	148,001	(271,363)
Customer deposits	68,866	247,580
Accrued liabilities	(17,739)	230,102
Net cash provided by operating activities	$3,265,324	$1,782,343

Cash flows from investing activities
Used of restricted cash	$99,255	$57,601
Purchase of plant and equipment	(271,879)	(253,601)
Purchase of intangibles assets	(1,216,391)	(2,284,177)
Deposit for technology assets designed	-	(5,134,586)
Deposit for property, plant and equipment	-	(1,906,605)
Net cash used in investing activities	$(1,389,015)	$(9,521,635)

Cash flows from financing activities	$-	$-

Net cash provided by financing activities	$-	$-

SUNWAY GLOBAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

	Six months ended June 30
	2010	2009

Net in cash and cash equivalents sourced/(used)	$1,876,309	$(7,739,292)
Effect of foreign currency translation on
cash and cash equivalents	26,835	134,178
Cash and cash equivalents–beginning of period	4,717,240	15,189,941
Cash and cash equivalents–end of period	$6,620,384	$7,584,827

	Six months ended June 30
	2010	2009

Supplementary cash flow information:
Tax paid	$615,394	$838,625
Interest received	9,269	42,240
Interest expenses	-	1,727

SUPPLEMENTAL NON-CASH DISCLOSURES:

1.
During the six months ended June 30, 2010 and 2009, an amount of $3,700,045 and $1,750,751 were transferred from “deposit for technology-based designed” to “Purchase of intangibles assets”, respectively.

2.
During the six months ended June 30, 2010 and 2009, an amount of nil and $7,725,445 were transferred from “deposit for the acquisition of subsidiary” to “acquisition of subsidiary, net of cash acquisition”.

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
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
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(b)	Principles of consolidation

The consolidated financial statements, which include the Company and its subsidiaries, are compiled in accordance with generally accepted accounting principles in the United States of America. All significant inter-company accounts and transactions have been eliminated. The consolidated financial statements include 100% of assets, liabilities, and net income or loss of those wholly-owned subsidiaries.

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
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
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

For the six months ended June 30, 2010 and 2009, impairment loss was nil and $4,831,386 respectively.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(i)	Inventories

Inventories consist of finished goods and raw materials, and stated at the lower of cost or market value. Substantially all inventory costs are determined using the weighted average basis. Finished goods are comprised of direct materials, direct labour and an appropriate proportion of overhead. The management regularly evaluates the composition of its inventory to identify slow-moving and obsolete inventories to determine if additional write-downs are required.

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

	June 30, 2010	December 31, 2009

Bank of Communications, Branch of Daqing
City Economic Zone	$6,219,004	$4,402,294
China Construction Bank, Beijing Branch	293,792	147,273
Qingdao bank	44,781	16,111
Agricultural Bank of China	21,472	100,025
HSBC	34,775	35,106
Cash on hand	6,560	16,431
	$6,620,384	$4,717,240
(l)	Restricted cash

Restricted cash are pledged deposits in an escrow account for investor relations purpose.

(m)	Revenue recognition

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
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(m)	Revenue recognition (Continued)

Contract revenues are recognized when the manufacturing and installation of the medical equipments is completed. Generally, the company receives total contract sum from clients in 4 instalments. Deposit of 30% is received from client when the contract is signed. Second payment of 30% is received when the project commenced. Third payment of 30%-35% is received after the construction is completed within 4 months. The final sum of the remaining portion is received after the construction is completed until one year or the sixth month.

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

The Group did not have lease which met the criteria of capital lease. Leases which do not qualify as capital lease are classified as operating lease. Operating lease rental payment included in general and administrative expenses were $6,123 and $37,719, and cost of sales were $512 and $9,864, selling expenses were $39,099 and $2,362 for the six months ended June 30, 2010 and 2009 respectively.

(q)	Advertising

The Group expensed all advertising costs as incurred. Advertising expenses included in selling expenses were $9,613 and $585 for the six months ended June 30, 2010 and 2009 respectively.

(r)	Shipping and handling

All shipping and handling are expensed as incurred. Shipping and handling expenses included in selling expenses were $44,288 and $15,797 for the six months ended June 30, 2010 and 2009 respectively.

(s)	Research and development

All research and development costs are expensed as incurred. The research and development costs included in general and administrative expenses were $91,823 and $51,141 for the six months ended June 30, 2010 and 2009 respectively.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(t)	Retirement benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the statements of income as incurred. The retirement benefit expenses included in general and administrative expenses were $105,544 and $58,617 for the six months ended June 30, 2010 and 2009 respectively.

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	June 30, 2010	December 31, 2009	June 30, 2009
Twelve months ended
RMB : USD exchange rate	-	6.8372	-
Six months ended
RMB : USD exchange rate	6.8086	-	6.8448
Average six months ended
RMB : USD exchange rate	6.8347	-	6.8432
Average six months ended RMB : USD exchange rate	6.8335	-	6.8399

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
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
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
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
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
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
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
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
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

3.	CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments which potentially expose the Group to concentrations of credit risk, consists of cash and trade receivables as of June 30, 2010 and December 31, 2009. The Group performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

As of June 30, 2010 and December 31, 2009, the Group’s bank deposits were all placed with banks in the PRC and Hong Kong where there is currently no rule or regulation in place for obligatory insurance of bank accounts.

For the six months ended June 30, 2010 and 2009, the group’s sales were generated from the PRC and Western Europe. Trade receivables as of June 30, 2010 and December 31, 2009 arose in the PRC and overseas.

The maximum amount of loss due to credit risk that the group would incur if the counter parties to the financial instruments failed to perform is represented the carrying amount of each financial asset in the balance sheet.

Normally the Group does not obtain collateral from customers or debtors.

Details of the customers accounting for 10% or more of the Group’s revenue are as follows:

	For the six months ended June 30
	2010	2009

Customer A	$1,146,344	$-
Customer B	$837,910	$659,506
Customer D	$488,352	$-
Customer E	$1,089,798	$-
Customer F	$920,159	$331,776
Customer K	$-	$552,099
Customer L	$-	$350,539

Details of customers accounting for 10% or more of the Group’s trade receivables are as follows:

	June 30, 2010	December 31, 2009

Customer A	$671,027	$347,195
Customer B	$718,215	$373,223
Customer C	$543,105	$310,245
Customer D	$762,186	$421,177
Customer E	$271,252	$214,417
Customer F	$394,774	$287,106

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

4.	AMOUNT DUE FROM A RELATED COMPANY

Amount due from Rise Elite International Ltd (Rise Elite), a related company where Mr. Liu Bo, the director of the Group is a shareholder. The amount is unsecured, interest free and repayable on demand. The amount is held by Rise Elite for the initial setup expenses.

5.	TRADE RECEIVABLES, NET

Trade receivables comprise the following:
	June 30, 2010	December 31, 2009

Trade receivables, gross	$6,321,771	$3,555,378
Provision for doubtful debts	(18,058)	(17,983)
Trade receivables, net	$6,303,713	$3,537,395

All of the above trade receivables are due within one year of aging.

An analysis of the allowance for doubtful accounts for the six months ended June 30, 2010 and for the year ended December 31, 2009 is as follows:

	June 30, 2010	December 31, 2009

Balance at beginning of period/year	$17,983	$8,414
Addition of the provision	-	9,549
Foreign exchange adjustment	75	20
Balance at end of period/year	$18,058	$17,983

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
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
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

	June 30, 2010	December 31, 2009

Bo Liu	$42,740	$28,015
Deli Liang	15,707	43,357
	$58,447	$71,372

The following table provides the rollforward of the activity in the travel advances to shareholders:
	June 30, 2010	December 31, 2009

Beginning balance, January 1	$71,372	$38,733
Add: Advanced during the period/year	46,974	122,997

Less: Transferred to income statement	(9,609)	(90,358)
Repayment by directors	(50,290)	-
Ending balance	$58,447	$71,372

7.	ADVANCES TO EMPLOYEES

Advances to employees are advances for purchases and travelling. They are unsecured, interest free and repayable on demand. The following table provides the rollforward of the activity in the advances to employees:

	June 30, 2010	December 31, 2009

Beginning balance, January 1	$217,865	$429,804
Add: Advanced during the period/year	158,501	610,677

Less: Transferred to income statement	(108,153)	(418,288)
Recollected from employees	(90,760)	(404,328)
Ending balance	$177,453	$217,865

8.	INVENTORIES

Inventories comprise the followings:
	June 30, 2010	December 31, 2009

Finished goods	$367,002	$241,831
Work in process	196,551	26,152
Raw materials	364,152	321,888
Total Inventories	$927,705	$589,871

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

9.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net comprise the followings:

	June 30, 2010	December 31, 2009
At cost
Buildings	$1,855,838	$1,848,075
Machinery and equipment	694,995	1,087,332
Moldings	9,004,237	8,966,572
Computer software	2,110,335	2,101,507
Office equipment and motor vehicles	621,699	97,728
	$14,287,104	$14,101,214
Less: accumulated depreciation	(5,582,313)	(4,678,587)
	$8,704,791	$9,422,627
Construction in progress	1,233,198	1,085,788
Property, plant and equipment, net	$9,937,989	$10,508,415

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

Depreciation expenses are included in the statement of income as follows:

	June 30, 2010	June 30, 2009
Cost of net revenues	$798,704	$438,129
General and administrative expenses	52,378	15,195
Selling expenses	33,018	20,824
Total depreciation expenses	$884,100	$474,148

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

10.	INTANGIBLES, NET

Details of intangibles are as follows:
	June 30, 2010	December 31, 2009
Land use rights, at cost	$2,616,616	$2,502,082
Technology-based design, at cost	19,713,671	14,811,984
	$22,330,287	$17,314,066
Less: accumulated amortization	(3,003,250)	(2,204,078)
Total intangibles, net	$19,327,037	$15,109,988

During the year of 2009, the Group acquired the rights to use a parcel of land totalling 9,082 square meters, for a consideration of $89,552 (RMB613,035), located at Qingdao Hi-Tech Industry Development Zone, Qingdao, Shandong in the People’s Republic of China for a term of 48 years from November 3, 2006 to July 24, 2053. The Group acquired secondly the rights to use a parcel of land totalling 10,841 square meters, for a consideration of $106,709 (RMB730,485), located at Qingdao Hi-Tech Industry Development Zone, Qingdao, Shandong in the People’s Republic of China. Both lands have been used to build the Liheng’s facility. The certificate of land use rights was under processing, no lease terms can be determined yet.

During the year of 2009, the Group acquired the design and internal device control of medicine dispensing and packing machine, for a consideration of $6,988,882 (RMB47,300,000).

Amortization expense included in the general and administrative expenses were $782,662 and $407,773 for the six months ended June 30, 2010 and 2009 respectively.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

11.	EXPECTED WARRANTY LIABILITIES

An analysis of the expected warranty liabilities for the six months ended June 30, 2010 and for the year ended December 31, 2009 is as follows:

	June 30, 2010	December 31, 2009
Balance at beginning of period/year	$32,618	$50,396
Warranty expense for the period/year	-	(17,903)
Foreign currency difference	137	125
Balance at end of period/year	$32,755	$32,618

12.	CUSTOMER DEPOSITS

Customer deposits account for the deposits received from customers prior to completion of the manufacture and installation of our medical equipment and are recorded as “Customer deposits” under current assets.  As of June 30, 2010 and December 31, 2009, four and five equipment units, respectively, were under installation.

13.	WARRANTS LIABILITIES

Valued at fair value using the Black-Scholes valuation method using the quoted price of the company’s common stock in an active market, volatility based on the actual market activity of the company’s stock, the remaining life of the warrant and the risk free interest rate for the six months ended June 30, 2010 and for the year ended December 31, 2009 is as follows:

	June 30, 2010	December 31, 2009
Balance at beginning of period/year	$40,808,327	$69,901,873
Changes in fair value of warrants	803,396	(29,093,546)
Balance at end of period/year	$41,611,723	$40,808,327

14.	SERIES B CONVERTIBLE PREFERRED STOCK AND ASSOCIATED WARRANTS

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

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

14.  SERIES B CONVERTIBLE PREFERRED STOCK AND ASSOCIATED WARRANTS
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

On June 18, 2008, Columbia China Capital Group, Inc. converted 4,938 shares of Preferred Series B into 148,140 shares of common stock.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

14.  SERIES B CONVERTIBLE PREFERRED STOCK AND ASSOCIATED WARRANTS
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

On March 18, 2010, the Company entered into an agreement with Vision Opportunity Master Fund, Ltd. and Vision Capital Advantage Fund, LP ("Vision") to exchange the Series A, B, C and D warrants into two million (2,000,000) Common Stock of the company (the "Warrant Exchange").  The closing of the Warrant Exchange is conditional upon a closing of a financing with minimum proceeds of $10 million to the company.

On April 5, 2010, the Company entered into a Security Escrow Agreement as an inducement to the holders of warrants to enter into the Security Exchange Agreement, the principal shareholders of the Company have agreed to place an amount of common stock equal to one million shares into escrow for the benefit of the holders in the event the Company fails to achieve certain milestones by December 31, 2010. As with the Securities Exchange Agreement, the closing of the Securities Escrow Agreement is conditioned upon the closing of a minimum $10 million offering of the Company’s equity securities at a per share price that is acceptable to both the Company and to Vision.

15.	INCOME TAXES

The Company, being registered in the State of Nevada and which conducts all of its business through its subsidiaries incorporated in PRC, is  subject to  federal income tax but not to the state level. The subsidiaries are SWT, Sunway, Beijing Sunway, and Liheng (see note 1).

SWT, Sunway, Beijing Sunway, and Liheng, being registered in the PRC, are subject to PRC’s Corporate Income Tax (“CIT”). Under applicable income tax laws and regulations, an enterprise located in PRC, including the district where our operations are located, is subject to a rate of 25% for the six months ended June 30, 2010 and 2009.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

15.	INCOME TAXES (Continued)

However, Sunway is a high technology company, and in accordance with the relevant regulations regarding the favourable tax treatment for high technology companies, Sunway is entitled to a reduced tax rate of 15% as long as Sunway located and registered in the high and advance technology development zone.

The Group uses the asset and liability method, where deferred tax assets and liabilities are determined based in the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. There are no material temporary differences and therefore no deferred tax asset or liabilities as at June 30, 2010 and December 31, 2009.

A reconciliation between the income tax computed at the U.S. statutory rate and the Group’s provision for income tax is as follows:

	June 30, 2010	June 30, 2009

U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	(34)%	(34)%
PRC CIT	25%	25%
Tax holiday	(10)%	(10)%
Provision for income taxes	15%	15%

The provision for income taxes consists of the following:

	June 30, 2010	June 30, 2009

Current tax - PRC CIT	$737,843	$333,673
Deferred tax provision	-	-
Income tax expenses	$737,843	$333,673

Reconciliation of these items is as follows:

	June 30, 2010	June 30, 2009
Income before taxation (as of June 30, 2010)	$3,984,917	$8,074,967
Add: Impairment on investment	-	4,831,386
Change in fair value of warrants	803,396	(10,934,559)
Other non-tax deductible items	130,640	252,693
Income before taxation (adjusted)	$4,918,953	$2,224,487

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

16.	EARNINGS PER SHARE

The calculation of the basic and diluted earnings per share attributable to the common stock holders is based on the following data:

	For the six months ended June 30
	2010	2009
Income:
Income for the purpose of basic earnings per share	$3,247,074	$7,741,294
Effect of dilutive potential common Stock	-	-
Income for the purpose of dilutive earnings per share	$3,247,074	$7,741,294

Number of shares:
Weighted average number of common stock for the purpose of basic earnings per share	18,499,736	18,499,736
Effect of dilutive potential common stock
-conversion of Series A convertible preferred stock	-	-
-conversion of Series B convertible preferred stock	4,814,820	4,814,820
-conversion of Warrant Series A	1,984,393	3,003,740
-conversion of Warrant Series B	535,257	1,201,307
-conversion of Warrant Series C	1,494,677	2,494,470
-conversion of Warrant Series D	303,101	955,027
Weighted average number of common stock for the purpose of dilutive earnings per share	27,631,984	30,969,100

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

17.	COMMITMENTS AND CONTINGENCIES

The Group has entered into a tenancy agreement for factory expiring through 2011. Total rental expenses for the six months ended June 30, 2010 and 2009 amounted to $26,009 and $49,945 respectively.

As at June 30, 2010, the Group’s commitments for minimum lease payments under these leases for the next one year are as follows:

June 30,
2011	$84,702
2012 and thereafter	-
$84,702

18.	SEGMENT INFORMATION

The Group currently is engaged in the manufacturing and selling of logistic transport systems and operating in one segment. The Group has contracted with customers with four types of product altogether, workstation type A, workstation type B, workstation type C and Sunway Automatic Dispensing and Packing (“SADP”) and others.  Workstation types A, B and C are of the same function but with different product design.

Net revenues and cost of revenues by product:
For the six months ended June 30, 2010	Workstation	Workstation	Workstation
	Type A	Type B	Type C	SADP	Other	Consolidated

Net revenues	$2,647,900	$203,618	$7,136,955	$474,374	$188,614	$10,651,461
Cost of net revenues	(834,486)	(50,406)	(2,440,326)	(194,411)	(5,723)	(3,525,352)
	$1,813,414	$153,212	$4,696,629	$279,963	$182,891	$7,126,109

For the six months ended June 30, 2009	Workstation	Workstation	Workstation
	Type A	Type B	Type C	SADP	Other	Consolidated

Net revenues	$2,044,292	$601,327	$2,504,453	$434,901	$83,369	$5,668,342
Cost of net revenues	(627,672)	(174,297)	(854,162)	(254,402)	(70,753)	(1,981,286)
	$1,416,620	$427,030	$1,650,291	$180,499	$12,616	$3,687,056

The Group’s operations are located in the PRC.  All revenues are derived from customers in the PRC and overseas. All of the Group’s assets are located in the PRC.  Sales of workstations are carried out in the PRC. Accordingly, no analysis of the Group's sales and assets by geographical market is presented.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

19.	FAIR VALUE MEASUREMENTS

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

Overview

Since June 27, 2007, the Company has operated as a holding company for entities that, through contractual relationships, control the business of Daqing Sunway Technology Co., Ltd. (“Daqing Sunway”), a company organized under the laws of the PRC that designs, manufactures and sells logistic transport systems， medicine dispensing systems and equipment that are principally used by hospitals and other medical facilities in the PRC, and we have sold our first logistic transport systems to chain stores in the second quarter of 2010. We have served approximately 300 customers in the PRC and 14 customers in France, Germany and Spain. We generate our revenue from sales in two product categories: pneumatic transport systems (“PTS”) and medicine dispensing systems (“SADP”). Currently our Company is the only producer of these two products in the PRC.

This discussion and analysis focuses on the business results of Daqing Sunway, Beijing Sunway and Qingdao Liheng, comparing its results in the three and six month periods ended June 30, 2010 to the three and six month periods ended June 30, 2009.
Three-month period ended June 30, 2010 and June 30, 2009

Results of Operations
In the three months ended June 30, 2010, the Company’s net revenues, gross profit and operating income grew substantially as compared with the same period in the same period of 2009. Exclude changes in fair value of warrants net income increased during these periods. These increases are primarily attributable to a result of more effective sales and marketing effort.

The following table summarizes the results of our operations during the three months ended June 30, 2010 and 2009, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the three months ended June 30, 2010 and 2009.
	Three Months Ended June 30,
	2010	2009	Change	Change rate
Net Revenues	$5,451,337	$2,734,631	$2,716,706	99.34%
Cost of net revenues	$1,767,876	$1,087,385	$680,491	62.58%
Gross Profit	$3,683,461	$1,647,246	$2,036,215	123.61%
Gross Margin	67.57%	60.24%	-	7.33%
Operating Income	$2,485,313	$705,823	$1,779,490	252.12%
Changes in fair value of warrants	$659,878	$31,415,835	$(30,755,957)	(97.90)%
Net Income	$2,761,906	$32,013,030	$(29,251,124)	(91.37)%
Net profit margin	57.79%	1,170.65%	-	(1,112.86)%

Net Revenue

Net revenue for the three months ended June 30, 2010, which resulted entirely from sales, was $5,451,337, an increase of 99.34% as compared with net revenue of $2,734,631 for the three months ended June 30, 2009. In the three months ended June 30, 2010, we sold 1,044 workstations, an increase of 150.96% as compared with 416 workstations sold in the three months ended June 30, 2009. The increase was due primarily to the positive results of more effective sales and marketing efforts.

The following table breaks down application categories as percentage of total net revenue:

	Three Months Ended June 30,
	2010		2009
	sales	% of total sales	sales	% of total sales
PTS	$5,340,232	97.96%	$2,216,111	81.04%
SADP	$-	-%	$435,111	15.91%
Other	$111,105	2.04%	83,409	3.05%
Total net revenue	$5,451,337	100.00%	$2,734,631	100.00%

Gross Profit

Gross profit increased 12.61% to $3,683,461 for the three months ended June 30, 2010, as compared to $1,647,246 for the three months ended June 30, 2009. Our gross profit margin rose 7.33% from 60.24% as of the three months ended June 30, 2009 to 67.57% as of the same period of 2010, mainly due to an increase in product output caused by the fall in average fixed cost per unit.

The table below presents information about our gross profit for the periods indicated:

	Three Months Ended June 30,
	2010		2009
	US$	Gross profit margin	US$	Gross profit margin
Gross Profit	$3,683,461	67.57%	$1,647,246	60.24%

Income from Operations

Operating income increased 252.12% to $2,485,313 for the three months ended June 30, 2010, as compared to $705,823 for the three months ended June 30, 2009. The increase was primarily attributable to the higher sales growth during this period.

Cost of Net Revenue

Cost of net revenue increased to $1,767,876 for the three months ended June 30, 2010, representing a 62.58% increase as compared with $1,087,385 for the same period of 2009. The increase was primarily due sales growth.

The table below presents information about our cost of net revenue for the periods indicated:

	Three Months Ended June 30,
	2010	2009	Change
Cost of net revenue	$1,767,876	$1,087,385	62.58%

Operating Expenses

Operating expenses were $1,198,148 for the three months ended June 30, 2010, an increase as compared with $941,423 for the same period of 2009. The increase was primarily due to two factors: (i) selling expenses increased $163,510, or 90.36% to $344,460 in the three months ended June 30, 2010 from $180,950 for the same period of 2009; and (ii) general and administration expenses increased $93,215, or 12.26% to $853,688 for the three months ended June 30, 2010 from $760,473 for the same period of 2009. In the three months ended June 30, 2010, we increased direct sales office expenses to support our increased effective sales and marketing efforts. Reflecting this change, costs related to direct sales offices expenses were $155,581 for the three months ended June 30, 2010, as compared to 58,739 for the same period of 2009.

The table below presents information about our operating expenses for the periods indicated:

	Three Months Ended June 30,
	2010	2009	Change
Selling expenses	$344,460	$180,950	90.36%
General & Administrative expenses	$853,688	$760,473	12.26%
Total operating expenses	$1,198,148	$941,423	27.27%

Changes in fair value of warrants

Changes in fair value of warrants were $659,878 for the three months ended June 30, 2010. This is recorded as a non-cash income, which resulted from the change in fair value of warrants issued to investors in conjunction with the Company’s issuance of warrants in June of 2007 pursuant to provisions of FASB ASC Topic 815, “Derivative and Hedging” (ASC 815). The accounting treatment of the warrants resulted from a provision providing anti-dilution protection to the warrant holders. On March 18, 2010, the Company entered into a Securities Exchange Agreement intending to exchange all warrants into common stock. As a result of this agreement, on the closing date of the agreement, the Company will issue 2,000,000 shares of common stock in exchange for the retirement of all of the outstanding warrants owned by Vision Opportunity Master Fund Ltd. and its affiliates. The closing of the agreement is conditioned upon a closing of a financing with minimum proceeds of $10 million to the Company.

Net Income

Net income was $2,761,906 for the three months ended June 30, 2010, a decrease of 91.37% as compared with $32,013,030 of net income for the same period of 2009. In the second quarter of 2010, our net income was impacted by a non-cash income of $658,878 unrelated to the Company’s operations. Excluding the changes in fair value of warrants in non-cash income, the Company’s net income from operations would have been $2,102,028 for the three months ended June 30, 2010 and $597,195 for the three months ended June 30, 2009, representing an increase of 251.98% from the second quarter of 2009 to the second quarter of 2010. The increase was primarily due to sales growth.

Earnings per Share

Basic and diluted earnings per share for the three months ended June 30, 2010 were $0.15 and $0.10 compared to $1.73 and $1.06 for the same period of 2009. The weighted average number of shares outstanding to calculate basic EPS was 18,499,736 and 18,499,736 for the three months ended June 30, 2010 and June 30, 2009, respectively. The weighted average number of shares outstanding to calculate diluted EPS was 27,561,231 and 30,243,833 for the three months ended June 30, 2010 and June 30, 2009.
Six-month period ended June 30, 2010 and June 30, 2009

Results of Operations

In the six months ended June 30, 2010, the company’s net revenues, gross profit, operating income, and operating expenses increased as compared with the same period of 2009. These increases were primarily attributable to a result of more effective sales and marketing efforts. Our net income was impacted by a non-cash charge of $803,396 unrelated to the Company’s operations; however, excluding the changes in fair value of warrants and Impairment on investment in non-cash income and charge, the Company’s net income from operations increased as compared with the same period of 2009.

The following table summarizes the results of our operations during the six months ended June 30, 2010 and 2009, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the six months ended June 30, 2010 and 2009.
	Six Months Ended June 30,
	2010	2009	Change	Change rate
Net Revenue	$10,651,461	$5,668,342	$4,983,119	87.91%
Cost of net revenue	$3,525,352	$1,981,286	$1,544,066	77.93%
Gross Profit	$7,126,109	$3,687,056	$3,439,053	93.27%
Gross Margin	66.90%	65.05%	-	1.85%
Operating Income	$4,779,044	$1,931,281	$2,847,763	147.45%
Impairment on investment	$-	$(4,831,386)	$4,831,386	-
Change in fair value of warrants	$(803,396)	$10,934,559	$(11,737,955)	(107.35)%
Net Income	$3,247,074	$7,741,294	$(4,494,220)	(58.05)%
Net profit margin	30.48%	136.57%	-	(106.09)%

Net Revenue

Net revenue for the six months ended June 30, 2010, which resulted entirely from sale growth, was $10,651,461, an increase of 87.91% as compared with net revenue of $5,668,342 for the six months ended June 30, 2009. In the six months ended June 30, 2010, we sold 1,948 workstations, an increase of 98.37% as compared with 982 workstations sold for the six months ended June 30, 2009. During the same period of 2010, we also sold 5 units of SADP. The increase was due primarily to a result of more effective sales and marketing efforts.

The following table breaks down application categories as percentage of total net revenue.

	Six Months Ended June 30,
	2010		2009
	sales	% of total sales	sales	% of total sales
PTS	$9,988,473	93.78%	$5,150,072	90.86%
SADP	$475,910	4.47%	$434,901	7.67%
OTHER	$187,078	1.75%	$83,369	1.47%
Total net revenue	$10,651,461	100.00%	$5,668,342	100.00%

Gross Profit

Gross profit increased 93.27% to $7,126,109 for the six months ended June 30, 2010, as compared to $3,687,056 for the six months ended June 30, 2009. Our gross profit margin rose 1.85% from 65.05% for the six months ended June 30, 2009 to 66.90% for the same period of 2010, mainly due to an increase in product output caused by the fall in average fixed cost per unit.

The table below presents information about our gross profit for the periods indicated:

	Six Months Ended June 30,
	2010		2009
	US$	Gross profit margin	US$	Gross profit margin

Gross Profit	$7,126,109	66.90%	$3,687,056	65.05%

Income from Operations

Operating income increased 147.45% to $4,779,044 for the six months ended June 30, 2010, as compared to $1,931,281 for the six months ended June 30, 2009. The increase was primarily attributable to a sharp increase in sales growth.

Cost of Net Revenue

Cost of net revenue increased to $3,525,352 for the six months ended June 30, 2010, representing a 77.93% increase as compared with $1,981,286 for the same period of 2009. The increase was primarily due to sales growth and an increase in product volume caused by the fall of average fixed cost per unit.

The table below presents information about our cost of net revenue for the periods indicated:

	Six Months Ended June 30,
	2010	2009	Change
Cost of net revenue	$3,525,352	$1,981,286	77.93%

Operating Expenses

Operating expenses were $2,347,065 for the six months ended June 30, 2010, an increase as compared with $1,755,775 for the same period of 2009. The increase was composed of two reasons: (i) selling expenses increased $389,422, or 107.78% to $750,24 for the six months ended June 30, 2010 from $361,302 for the same period of 2009; and (ii) general and administration expenses increased $201,868, or 14.48% to $1,596,341 for the six months ended June 30, 2010 from $1,394,473 for the same period of 2009. In the six months ended June 30, 2010, we increased direct sales offices expenses. Reflecting this change, costs related to direct sales offices expenses were $386,981 for the six months ended June 30, 2010, as compared to 112,999 for the same period of 2009.

The table below presents information about our operating expenses for the periods indicated:
	Six Months Ended June 30,
	2010	2009	Change
Selling expenses	$750,724	$361,302	107.78%
General & Administrative expenses	$1,596,341	$1,394,473	14.48%
Total operating expenses	$2,347,065	$1,755,775	33.68%

Changes in fair value of warrants

Changes in fair value of warrants were $803,396 for the six months ended June 30, 2010. This is recorded as a non-cash charges, which resulted from the change in fair value of warrants issued to investors in conjunction with the Company’s issuance of warrants in June of 2007 pursuant to provisions of FASB ASC Topic 815, “Derivative and Hedging” (ASC 815). The accounting treatment of the warrants resulted from a provision providing anti-dilution protection to the warrant holders. On March 18, 2010, the Company entered into a Security Exchange Agreement intending to exchange all warrants into common stock. As a result of this agreement, on the closing date of the agreement, the Company will issue 2,000,000 shares of common stock in exchange for the retirement of all of the outstanding warrants owned by Vision Opportunity Master Fund Ltd. and its affiliates. The closing of the agreement is conditioned upon a closing of a financing with minimum proceeds of $10 million to the Company.

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

Net Income

Net income was $3,247,074 for the six months ended June 30, 2010, a decrease as compared with $7,741,294 for the same period of 2009. In the six months ended June 30, 2010, our net income was impacted by a non-cash charge of $6,103,173 unrelated to the Company’s operations. Excluding the changes in fair value of warrants and impairment on investment in non-cash charge, the Company’s net income from operations would have been $4,050,470 for the six months ended June 30, 2010 and $1,638,121 for the six months ended June 30, 2009, representing an increase of 147.26% from the six months ended June 30, 2009 to the same period of 2010. The increase was primarily due to sales growth.

Earnings Per Share

Basic and diluted earnings per share for the six months ended June 30, 2010 were $0.18 and $0.16 compared to $0.42 and $0.25 for the same period of 2009. The weighted average number of shares outstanding to calculate basic EPS was 18,499,736 and 18,499,736 for the six months ended June 30, 2010 and June 30, 2009, respectively. The weighted average number of shares outstanding to calculate diluted EPS was 27,631,984 and 30,969,100 for the six months ended June 30, 2010 and June 30, 2009.

Trade Receivables, net

Trade receivables, net increased 78.20% to $6,303,713 as of June 31, 2010, compared with $3,537,395 as of December 31, 2009. The increase in trade receivables was primarily attributable to change in our sales policy

Inventory

Inventory consists of raw materials, finished goods and work in progress. As of June 30, 2010, the recorded value of our inventory has increased 57.27% to $927,705 from $589,871 as of December 31, 2009. The increase was mainly due to an increase of 51.76% in finished goods from $241,831 as of December 31, 2009 to $ 367,002 as of June 30, 2010; an increase of 13.13% in raw material inventory from $321,888 as of December 31, 2009 to $364,152 as of June 30, 2010, an increase of 651.57% in work in progress inventory from $26,152 as of December 31, 2009 to $196,551 as of June 30, 2010. The increase was primarily attributable to our sales volume growth.

The table below presents information about our inventory for the periods indicated:
Item	June 30, 2010	December 31, 2009	Change
Finished goods	$367,002	$241,831	51.76%
Work in progress	$196,551	$26,152	651.57%
Raw material	$364,152	$321,888	13.13%
Total	$927,705	$589,871	57.27%

Accounts Payable

Accounts payable amounted to $112,404 as of June 30, 2010, an increase as compared with $271,139 as of December 31, 2009. The decrease was primarily attributable to the transfer of our SADP product line to our Qingdao factory from our Daqing factory in April of 2010. This transition period, during which our Qingdao factory just started to choose new supplies, resulted in a considerable reduction in purchase volume.

Liquidity and Capital Resources

We have historically financed our operations and capital expenditures principally through private placements of debt and equity offerings and cash provided by operations.

The table below presents information about our cash flow for the periods indicated:

	Six months ended June 30,
	2010	2009	Change
Net cash provided by (used in) operating activities	$3,265,324	$1,782,343	$1,482,981
Net cash provided by (used in) investing activities	$(1,389,015)	$(9,521,635)	$8,132,620
Net cash provided by (used in) financing activities	$-	$-	$-
Effect of foreign currency translation on cash and cash equivalents	$26,835	$134,178	$(107,343)
Beginning cash and cash equivalent	$4,717,240	$15,189,941	$(10,472,701)
Ending cash and cash equivalent	$6,620,384	$7,584,827	$(964,443)

Operating Activities

For the six months ended June 30, 2010, net cash provided by operating activities was $3,265,324. This was primarily attributable to our net income of $3,247,074, adjusted by an add-back of non-cash expenses mainly consisting of depreciation, amortization and change in fair value of warrants $2,470,158 offset by a $2,451,908 decrease in working capital. Specifically, the working capital increase was primarily due to (i) a $2,740,952 trade receivables increase driven by a change in sales policy; (ii) a $334,075 inventories increase, principally in work in process and finished goods, due to sales growth; (iii) a $466,488 decrease in advance to suppliers to choose new suppliers for SADP; (iv) a $5,565 increase in prepayments, travel advances to directors, tender deposits and advances to employees, consisting primarily of prepayments for raw materials and supplies in advance of shipment, working capital for sales staff and payment of client deposits; partially offset by a $162,196 increase in accounts payable, tax payable, loans from unrelated parties, amount due from a director, customer deposits and accrued liabilities.

Investing Activities

For the six months ended June 30, 2010, net cash used in investing activities was $1,389,015. This was primarily attributable to: (i) a $271,897 capital expenditure for purchase of new plant and equipment; (ii) a $850,611 capital expenditure for purchase of new intangible assets; (iii) a $365,780 capital expenditure for the purchase of certain technology-based designs, and $99,255 in restricted cash.

Cash and Cash Equivalents

Our cash and cash equivalents as at the beginning of January 1, 2010 were $4,717,240 and increased to $6,620,384 by the end of the period.

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

Obligations under Material Contracts

We do not have any material contractual obligations as of June 30, 2010.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of June 30, 2010.

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

During the course of internal evaluation of the Company’s disclosure controls and procedures for the six months ended June 30, 2010, our accounting staff found the following misstatements in our previously reported financial statements in 2009 that require correction:

1.
The Company’s Annual Report on Form 10-K for the year ended December 31, 2009 to correct and reclassify the Company’s financial statements, notes, and related disclosure as relates to comply with paragraph 740-10-50-12 of the FASB Accounting Standards Codification; correction for a typographical error on the Company’s financial statements for the year ended December 31, 2008, and additional explanation to be included to clarify the statement of cash flows for the year ended December 31,2009.

2.
All Quarterly Reports on Form 10-Q/A filed for the interim fiscal periods in 2009 to correct and restate its financial statements, notes, and related disclosure as relates to changes in the classification of the fair value of warrants in accordance with to paragraph 815-40.15 of the FASB Accounting Standards Codification (EITF 07-05) as adopted on January 1, 2009 and the classification of the Company’s acquisition of Qingdao Liheng Textiles Co., Ltd as an impairment on investment.

Our management determined that the misstatements identified above were due to not having internal personnel with sufficient expertise and knowledge of the requirements for disclosure of the information that have been collected and reported, as required under the securities laws and disclosures required under U.S. GAAP.  Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2010, such controls and procedures were ineffective and that such conditions gave rise to a material weakness in the Company’s internal controls over financial reporting as of June 30, 2010.

In light of the above-mentioned weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the six months ended June 30, 2010 on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weakness, our consolidated financial statements for the period ended June 30, 2010 are fairly stated, in all material respects, in accordance with U.S. GAAP.

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

ITEM 1A. RISK FACTORS

Not Applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

To our knowledge, there are no material defaults upon senior securities.

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS.

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

SUNWAY GLOBAL INC.

Dated: August 13, 2010	By:	/s/ Liu Bo
Name: Liu Bo
Title: Chief Executive Officer

Dated: August 13, 2010	By:	/s/ Samuel Sheng
Name: Samuel Sheng
Title: Chief Financial Officer