Form 10-Q
period 2010-09-30
Sunway Global Inc.
filed 2010-11-15
CIK 1096840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 10, 2010, there were 18,499,736 outstanding shares of the Registrant's Common Stock, $0.0000001 par value.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONTENTS	PAGES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED BALANCE SHEETS	4 – 5

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME	6 – 7

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	8

CONSOLIDATED STATEMENTS OF CASH FLOWS	9 – 10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS10	11 – 32

SUNWAY GLOBAL INC.

CONSOLIDATED BALANCE SHEETS
AS AT SEPTEMBER 30, 2010 AND DECEMBER 31, 2009
(Stated in US Dollars)

	Notes	September 30, 2010 (Unaudited)	December 31, 2009 (Audited)
ASSETS
Current assets
Cash and cash equivalents	2(k)	$9,206,692	$4,717,240
Trade receivables, net	5	7,268,938	3,537,395
Inventories	8	1,282,261	589,871
Advances to suppliers		309,317	940,872
Prepayments		429,275	127,388
Tender deposits		147,852	122,050
Travel advances to shareholders	6	28,131	71,372
Advances to employees	7	178,383	217,865

Total current assets		$18,850,849	$10,324,053
Restricted cash		128,897	283,175
Amount due from a related company	4	830	830
Property, plant and equipment, net	9	9,660,788	10,508,415
Intangibles, net	10	19,137,535	15,109,988
Deposit for technology-based designed		649,847	4,318,643

TOTAL ASSETS		$48,428,746	$40,545,104

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable		$350,024	$271,139
Income tax payable		425,556	269,082
Turnover and other taxes		368,237	154,871
Expected warranty liabilities	11	33,296	32,618
Customer deposits	12	579,922	304,093
Accrued liabilities		665,151	657,215

Total current liabilities		$2,422,186	$1,689,018
Warrants liabilities	13	25,059,522	40,808,327
TOTAL LIABILITIES		$27,481,708	$42,497,345

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.

CONSOLIDATED BALANCE SHEETS (Continued)
AS AT SEPTEMBER 30, 2010 AND DECEMBER 31, 2009
(Stated in US Dollars)

		September 30, 2010	December 31, 2009
	Notes	(Unaudited)	(Audited)
STOCKHOLDERS’ EQUITY

Series B Convertible Preferred Stock $0.0000001 par value; 400,000 shares authorized; 160,494 shares issued and outstanding at September 30, 2010 and December 31, 2009	14	$1	$1

Common stock at $0.0000001 par value; 100,000,000 shares authorized; 18,499,736 shares issued and outstanding at September 30, 2010 and December 31, 2009		2	2
Additional paid-in capital		11,989,023	11,989,023
Statutory reserves		3,033,855	3,033,855
Retained earnings/(accumulated deficit)		2,095,621	(19,890,859)
Accumulated other comprehensive income		3,828,536	2,915,737

		$20,947,038	$(1,952,241)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$48,428,746	$40,545,104

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

		Nine months ended September 30
	Notes	2010	2009

Net revenues	18	$16,418,963	$8,819,247

Cost of net revenues	18	(5,339,795)	(3,068,381)

Gross profit		$11,079,168	$5,750,866

Selling expenses		(1,225,161)	(697,057)
General and administrative expenses		(2,476,970)	(2,097,560)

Income from operations		$7,377,037	$2,956,249

Interest expenses		-	(1,727)
Interest income		15,234	52,284
Impairment on investment		-	(4,831,386)
Changes in fair value of warrants		15,748,805	13,363,953

Income before income tax		$23,141,076	$11,539,373

Income tax expense	15	(1,154,596)	(502,651)

Net income		$21,986,480	$11,036,722

Net income per share:
-Basic		$1.19	$0.60

-Diluted		$0.82	$0.36

Weighted average number of common stock
-Basic	16	18,499,736	18,499,736

-Diluted	16	26,934,551	30,763,019

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

		Three months ended September 30,
	Notes	2010	2009

Net revenues		$5,769,462	$3,150,969

Cost of net revenues		(1,814,588)	(1,087,115)

Gross profit		$3,954,874	$2,063,854

Selling expenses		(474,936)	(335,787)
General and administrative expenses		(880,862)	(697,782)

Income from operation		$2,599,076	$1,030,285
Interest income		5,972	10,041
Change in fair value of warrants		16,552,201	2,429,394

Income before income taxes		$19,157,249	$3,469,720

Income taxes		(416,980)	(168,978)

Net income		$18,740,269	$3,300,742

Net income per share:
-Basic and diluted		$1.01	$0.18

-Diluted		$0.73	$0.11

Weighted average number of common stock
-Basic		18,499,736	18,499,736

-Diluted		25,637,503	30,323,548

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2009 AND NINE MONTHS ENDED SEPTEMBER 30, 2010
(Stated in US Dollars)(Unaudited)

				Additional		Retained	Accumulated
	Preferred	No. of		paid		earnings	other
	Series	shares	Common	in	Statutory	/accumulated	comprehensive
	B	outstanding	stock	capital	reserves	deficit	income	Total

Balance, January 1, 2009	$1	18,499,736	$2	$22,679,965	$2,127,978	$12,247,049	$2,844,190	$39,899,185
Reclassification of warrants from equity to derivative liabilities	-	-	-	(3,990,942)	-	(65,910,931)	-	(69,901,873)
Net income	-	-	-	-	-	27,978,900	-	27,978,900
Reclassification for issuance of Series B convertible preferred stock in 2007	-	-	-	(6,700,000)	-	6,700,000	-	-
Appropriations to statutory reserves	-	-	-	-	905,877	(905,877)	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	71,547	71,547

Balance, December 31, 2009	$1	18,499,736	$2	$11,989,023	$3,033,855	$(19,890,859)	$2,915,737	$(1,952,241)

Balance, January 1, 2010	$1	18,499,736	$2	$11,989,023	$3,033,855	$(19,890,859)	$2,915,737	$(1,952,241)

Net income	-	-	-	-	-	21,986,480	-	21,986,480
Foreign currency translation adjustment	-	-	-	-	-	-	912,799	912,799

Balance, September 30, 2010	$1	18,499,736	$2	$11,989,023	$3,033,855	$2,095,621	$3,828,536	20,947,038
See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Stated in US Dollars) (Unaudited)

	Nine months ended September 30
	2010	2009

Cash flows from operating activities
Net income	$21,986,480	$11,036,722
Depreciation	1,355,059	730,606
Amortization	1,311,290	743,651
Loss on disposal of fixed assets	-	9,553
Changes in fair value of warrants	(15,748,805)	(13,363,953)
Impairment on investment	-	4,831,386

Adjustments to reconcile net income to net cash provided by operating activities:
Trade receivables, net	(3,594,595)	(253,167)
Inventories	(668,336)	(56,811)
Advances to suppliers	639,795	(320,629)
Prepayments	(294,048)	(236,756)
Tender deposits	(22,864)	(6,131)
Travel advances to shareholders	43,947	(53,536)
Advances to employees	43,242	133,501
Other receivables	-	445,950
Accounts payable	71,983	48,915
Income tax payable	148,267	(461,647)
Turnover and other taxes	206,502	(357,705)
Customer deposits	264,837	300,213
Accrued liabilities	(5,472)	256,655

Net cash provided by operating activities	$5,737,282	$3,426,817

Cash flows from investing activities
Used of restricted cash	$154,279	$66,450
Purchase of plant and equipment	(307,700)	(4,287,278)
Purchase of intangibles assets	(1,267,340)	(7,027,411)
Deposit for technology assets designed	-	(2,648,886)

Net cash used in investing activities	$(1,420,761)	$(13,897,125)

Cash flows from financing activities	$-	$-

Net cash provided by financing activities	$-	$-

SUNWAY GLOBAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

	Nine months ended September 30
	2010	2009

Net in cash and cash equivalents sourced/(used)	$4,316,521	$(10,470,308)
Effect of foreign currency translation on cash and cash equivalents	172,931	140,915
Cash and cash equivalents–beginning of period	4,717,240	15,189,941
Cash and cash equivalents–end of period	$9,206,692	$4,860,548

	Nine months ended September 30
	2010	2009

Supplementary cash flow information:
Tax paid	$1,006,328	$964,297
Interest received	15,234	52,284
Interest expenses	-	1,727

SUPPLEMENTAL NON-CASH DISCLOSURES:

1.
During the nine months ended September 30, 2010 and 2009, an amount of $4,065,825 and 1,750,751 were transferred from “deposit for technology-based designed” to “Purchase of intangibles assets”, respectively.

2.
During the nine months ended September 30, 2010 and 2009, an amount of nil and $7,725,445 were transferred from “deposit for the acquisition of subsidiary” to “acquisition of subsidiary, net of cash acquisition”.

Regarding the non-cash disclosures of Liheng acquisition, the balance was transferred to the following assets, liabilities and statements of income:

Cash and cash equivalents	$73,193
Property, plant and equipment	955,208
Land use rights	1,133,323
Other receivables	1,127,949
Turnover and other taxes	28,477
Other payables	(424,091)
Impairment on investment	4,831,386

$7,725,445

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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

For the nine months ended September 30, 2010 and 2009, impairment loss was nil and $4,831,386 respectively.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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

	September 30, 2010	December 31, 2009
Bank of Communications, Branch of Daqing
City Economic Zone	$8,093,420	$4,402,294
China Construction Bank, Beijing Branch	411,727	147,273
Qingdao bank	266,787	16,111
Agricultural Bank of China	387,954	100,025
HSBC	34,866	35,106
Cash on hand	11,938	16,431

	$9,206,692	$4,717,240

(l)	Restricted cash

Restricted cash are pledged deposits in an escrow account for investor relations purpose.

(m)	Revenue recognition

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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

The Group did not have lease which met the criteria of capital lease. Leases which do not qualify as capital lease are classified as operating lease. Operating lease rental payment included in general and administrative expenses were $12,155 and $56,807, and cost of sales were $34,650 and $9,865, selling expenses were $64,253 and $5,805 for the nine months ended September 30, 2010 and 2009 respectively.

(q)	Advertising

The Group expensed all advertising costs as incurred. Advertising expenses included in selling expenses were $10,670 and $585 for the nine months ended September 30, 2010 and 2009 respectively.

(r)	Shipping and handling

All shipping and handling are expensed as incurred. Shipping and handling expenses included in selling expenses were $48,477 and $23,091 for the nine months ended September 30, 2010 and 2009 respectively.

(s)	Research and development

All research and development costs are expensed as incurred. The research and development costs included in general and administrative expenses were $127,255 and $86,191 for the nine months ended September 30, 2010 and 2009 respectively.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(t)	Retirement benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the statements of income as incurred. The retirement benefit expenses included in general and administrative expenses were $156,943 and $93,579 for the nine months ended September 30, 2010 and 2009 respectively.

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	September 30, 2010	December 31, 2009	September 30, 2009
Twelve months ended
RMB : USD exchange rate	-	6.8372	-
Nine months ended
RMB : USD exchange rate	6.6981	-	6.8376
Average three months ended
RMB : USD exchange rate	6.7803	-	6.8411
Average nine months ended RMB : USD exchange rate	6.8164	-	6.8425

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

3.	CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments which potentially expose the Group to concentrations of credit risk, consists of cash and trade receivables as of September 30, 2010 and December 31, 2009. The Group performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

As of September 30, 2010 and December 31, 2009, the Group’s bank deposits were all placed with banks in the PRC and Hong Kong where there is currently no rule or regulation in place for obligatory insurance of bank accounts.

For the nine months ended September 30, 2010 and 2009, the group’s sales were generated from the PRC and Western Europe. Trade receivables as of September 30, 2010 and December 31, 2009 arose in the PRC and overseas.

The maximum amount of loss due to credit risk that the group would incur if the counter parties to the financial instruments failed to perform is represented the carrying amount of each financial asset in the balance sheet.

Normally the Group does not obtain collateral from customers or debtors.

Details of the customers accounting for 10% or more of the Group’s revenue are as follows:

	For the nine months ended September 30
	2010	2009
Customer A	$1,694,443	$906,389

Details of customers accounting for 10% or more of the Group’s trade receivables are as follows:

	September 30, 2010	December 31, 2009

Customer A	$723,024	$347,195
Customer B	$820,546	$373,223

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

4.	AMOUNT DUE FROM A RELATED COMPANY

Amount due from Rise Elite International Ltd (Rise Elite), a related company where Mr. Liu Bo, the director of the Group is a shareholder. The amount is unsecured, interest free and repayable on demand. The amount is held by Rise Elite for the initial setup expenses.

5.	TRADE RECEIVABLES, NET

Trade receivables comprise the followings:
	September 30, 2010	December 31, 2009

Trade receivables, gross	$7,287,294	$3,555,378
Provision for doubtful debts	(18,356)	(17,983)

Trade receivables, net	$7,268,938	$3,537,395

All of the above trade receivables are due within one year of aging.

An analysis of the allowance for doubtful accounts for the nine months ended September 30, 2010 and for the year ended December 31, 2009 is as follows:

	September 30, 2010	December 31, 2009

Balance at beginning of period/year	$17,983	$8,414
Addition of the provision	-	9,549
Foreign exchange adjustment	373	20

Balance at end of period/year	$18,356	$17,983

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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

	September 30, 2010	December 31, 2009
Bo Liu	$5,222	$28,015
Deli Liang	22,909	43,357

	$28,131	$71,372

The following table provides the rollforward of the activity in the travel advances to shareholders:

	September 30, 2010	December 31, 2009

Beginning balance, January 1	$71,372	$38,733
Add: Advanced during the period/year	232,890	122,997

Less: Transferred to income statement	(39,626)	(90,358)
Repayment by directors	(236,505)	-

Ending balance	$28,131	$71,372

7.	ADVANCES TO EMPLOYEES

Advances to employees are advances for purchases and travelling. They are unsecured, interest free and repayable on demand. The following table provides the rollforward of the activity in the advances to employees:

	September 30, 2010	December 31, 2009

Beginning balance, January 1	$217,865	$429,804
Add: Advanced during the period/year	471,502	610,677

Less: Transferred to income statement	(211,088)	(418,288)
Recollected from employees	(299,896)	(404,328)

Ending balance	$178,383	$217,865

8.	INVENTORIES

Inventories comprise the followings:

	September 30, 2010	December 31, 2009
Finished goods	$649,267	$241,831
Work in process	193,176	26,152
Raw materials	439,818	321,888

Total Inventories	$1,282,261	$589,871

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

9.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net comprise the followings:

	September 30, 2010	December 31, 2009
At cost
Buildings	$1,886,455	$1,848,075
Machinery and equipment	708173	1,087,332
Moldings	9,152,782	8,966,572
Computer software	2,145,149	2,101,507
Office equipment and motor vehicles	640,040	97,728

	$14,532,599	$14,101,214
Less: accumulated depreciation	(6,130,780)	(4,678,587)

	$8,401,819	$9,422,627
Construction in progress	1,258,969	1,085,788

Property, plant and equipment, net	$9,660,788	$10,508,415

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

Depreciation expenses are included in the statement of income as follows:

	September 30, 2010	September 30, 2009
Cost of net revenues	$1,222,724	$619,907
General and administrative expenses	81,784	78,897
Selling expenses	50,551	31,802

Total depreciation expenses	$1,355,059	$730,606

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

10.	INTANGIBLES, NET

Details of intangibles are as follows:
	September 30, 2010	December 31, 2009

Land use rights, at cost	$2,659,783	$2,502,082
Technology-based design, at cost	20,038,892	14,811,984

	$22,698,675	$17,314,066
Less: accumulated amortization	(3,561,140)	(2,204,078)
Total intangibles, net	$19,137,535	$15,109,988

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

Amortization expense included in the general and administrative expenses were $1,311,290 and $743,651 for the nine months ended September 30, 2010 and 2009, respectively.

11.	EXPECTED WARRANTY LIABILITIES

An analysis of the expected warranty liabilities for the nine months ended September 30, 2010 and for the year ended December 31, 2009 is as follows:

	September 30, 2010	December 31, 2009
Balance at beginning of period/year	$32,618	$50,396
Warranty expense for the period/year	-	(17,903)
Foreign currency difference	678	125

Balance at end of period/year	$33,296	$32,618

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

12.	CUSTOMER DEPOSITS

Customer deposits account for the deposits received from customers prior to completion of the manufacture and installation of our medical equipment and are recorded as “Customer deposits” under current assets. As of September 30, 2010 and December 31, 2009, nine and three equipment units, respectively, were under installation.

13.	WARRANT LIABILITIES

Valued at fair value using the Black-Scholes valuation method using the quoted price of the company’s common stock in an active market, volatility based on the actual market activity of the company’s stock, the remaining life of the warrant and the risk free interest rate for the nine months ended September 30, 2010 and for the year ended December 31, 2009 is as follows:

	September 30, 2010	December 31, 2009
Balance at beginning of period/year	$40,808,327	$69,901,873
Changes in fair value of warrants	(15,748,805)	(29,093,546)

Balance at end of period/year	$25,059,522	$40,808,327

14.	SERIES B CONVERTIBLE PREFERRED STOCK AND ASSOCIATED WARRANTS

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

On June 6, 2007, we issued to Kuhns Brothers, Inc. and its designees an aggregate of 17,646 shares of Series A Preferred and a Series J warrant to purchase an aggregate of 496,296 shares of common stock of the Company at $1.62 per share in connection with the reverse merger transaction pursuant to the placement agent agreement with Kuhns Brothers, Inc.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Stated in US Dollars)(Unaudited)
14.	SERIES B CONVERTIBLE PREFERRED STOCK AND ASSOCIATED WARRANTS(Continued)

The Series B preferred stock has liquidation rights senior to common stock and Series A preferred stock. In the event of a liquidation of the Company, holders of Series B preferred stock are entitled to receive a distribution equal to $40.50 per share of Series B preferred stock prior to any distribution to the holders of common stock and Series A preferred stock. The Series B preferred stock is entitled to non-cumulative dividends only upon declaration of dividends by the Company. To date, no dividends have been declared or accrued. The Series B preferred stock will participate based on their respective as-if conversion rates if the Company declares any dividends. After an amendment to the articles of incorporation was filed to effect the 86.3035-for-one reverse split in February 2008, each share of Series B preferred stock is convertible into 30 shares of Common Stock for $1.35 each, which both may be adjusted from time to time pursuant to the conversion rate.

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

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

14.	SERIES B CONVERTIBLE PREFERRED STOCK AND ASSOCIATED WARRANTS(Continued)

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

On March 18, 2010, the Company entered into an agreement with Vision Opportunity Master Fund, Ltd ("Vision") and Vision Capital Advantage Fund, LLP to exchange the Series A, B, C and D warrants into two million (2,000,000) Common Stock of the company (the "Warrant Exchange"). The closing of the Warrant Exchange is conditional upon a closing of a financing with minimum proceeds of $10 million to the company.

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

The Company, being registered in the State of Nevada and which conducts all of its business through its subsidiaries incorporated in PRC, is subject to federal income tax but not to the state level. The subsidiaries are SWT, Sunway, Beijing Sunway and Liheng (see note 1).

SWT, Sunway, Beijing Sunway and Liheng, being registered in the PRC, are subject to PRC’s Corporate Income Tax (“CIT”). Under applicable income tax laws and regulations, an enterprise located in the PRC, including the district where our operations are located, is subject to a rate of 25% for the nine months ended September 30, 2010 and 2009.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

15.	INCOME TAXES (Continued)

However, Sunway is a high technology company, and in accordance with the relevant regulations regarding the favourable tax treatment for high technology companies, Sunway is entitled to a reduced tax rate of 15% as long as Sunway located and registered in the high and advance technology development zone.

The Group uses the asset and liability method, where deferred tax assets and liabilities are determined based in the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. There are no material temporary differences and therefore no deferred tax asset or liabilities as at September 30, 2010 and December 31, 2009.

A reconciliation between the income tax computed at the U.S. statutory rate and the Group’s provision for income tax is as follows:

	September 30, 2010	September 30, 2009

U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	(34)%	(34)%
PRC CIT	25%	25%
Tax holiday	(10)%	(10)%

Provision for income taxes	15%	15%

The provision for income taxes consists of the following:

	September 30, 2010	September 30, 2009

Current tax - PRC CIT	$1,154,596	$502,651

Deferred tax provision	-	-

Income tax expenses	$1,154,596	$502,651

Reconciliation of these items is as follows:
	September 30, 2010	September 30, 2009
Income before taxation	$23,141,076	$11,539,373
Add: Impairment on investment	-	4,831,386
Change in fair value of warrants	(15,748,805)	(13,363,953)
Other non-tax deductible items	305,036	344,200

Income before taxation (adjusted)	$7,697,307	$3,351,006

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

16.	EARNINGS PER SHARE

The calculation of the basic and diluted earnings per share attributable to the common stock holders is based on the following data:
	For the nine months ended September 30
	2010	2009

Income:
Income for the purpose of basic earnings per share	$21,986,480	$11,036,722
Effect of dilutive potential common Stock	-	-

Income for the purpose of dilutive earnings per share	$21,986,480	$11,036,722

Number of shares:
Weighted average number of common stock for the purpose of basic earnings per share	18,499,736	18,499,736
Effect of dilutive potential common stock
-conversion of Series A
convertible preferred stock	-	-
-conversion of Series B
convertible preferred stock	4,814,820	4,814,820
-conversion of Warrant Series A	1,771,357	2,940,791
-conversion of Warrant Series B	396,057	1,160,176
-conversion of Warrant Series C	1,285,728	2,432,728
-conversion of Warrant Series D	166,853	914,768

Weighted average number of common stock for the purpose of dilutive earnings per share	26,934,551	30,763,019

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

17.	COMMITMENTS AND CONTINGENCIES

The Group has entered into a tenancy agreement for factory expiring through 2011. Total rental expenses for the nine months ended September 30, 2010 and 2009 amounted to $26,009 and $49,945 respectively.

As at September 30, 2010, the Group’s commitments for minimum lease payments under these leases for the next one year are as follows:

September 30,
2011	$86,101
2012 and thereafter	-

$86,101

18.	SEGMENT INFORMATION

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

Net revenues and cost of revenues by product:
For the nine months	Workstation	Workstation	Workstation
ended September 30, 2010	Type A	Type B	Type C	SADP	Other	Consolidated

Net revenues	$3,815,445	$204,190	$11,434,287	$648,746	$316,295	$16,418,963
Cost of net revenues	(1,184,175)	(50,624)	(3,840,028)	(250,099)	(14,869)	(5,339,795)

	$2,631,270	$153,566	$7,594,259	$398,647	$301,426	$11,079,168

For the Nine Months ended	Workstation	Workstation	Workstation
September 30, 2009	Type A	Type B	Type C	SADP	Other	Consolidated

Net revenues	$3,157,837	$1,177,786	$3,727,970	$672,276	$83,378	$8,819,247
Cost of net revenues	(999,727)	(364,953)	(1,271,340)	(361,927)	(70,434)	(3,068,381)

	$2,158,110	$812,833	$2,456,630	$310,349	$12,944	$5,750,866

The Group’s operations are located in the PRC. All revenues are derived from customers in the PRC and overseas. All of the Group’s assets are located in the PRC. Sales of workstations are carried out in the PRC. Accordingly, no analysis of the Group's sales and assets by geographical market is presented.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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

This discussion and analysis focuses on the business results of Sunway Group (consisting of Daqing Sunway, the Company’s primary operating entity, along with its other indirectly-owned subsidiaries Beijing Sunway New-force Medical Treatment Tech Co., Ltd. and Qingdao Liheng Textile Co., Ltd), comparing its results in the three and nine months periods ended September 30, 2010 to the three and nine months periods ended September 30, 2009.

Three-month period ended September 30, 2010 and September 30, 2009

Results of Operations

In the three months ended September 30, 2010, the company’s net revenue, gross profit, operating expense and net income increased as compared with the same period in the same period of 2009. Exclude change in fair value of warrants net income increased during these periods, these increases are primarily attributable to a result of more effective sales and marketing effort.

The following table summarizes the results of our operations during the three months ended September 30, 2010 and 2009, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the three months ended September 30, 2010 and 2009.

	Three Months Ended September 30,
	2010	2009	Change	Change rate
Net Revenue	$5,769,462	$3,150,969	$2,618,493	83.10%
Cost of net revenue	$1,814,588	$1,087,115	$727,473	66.92%
Gross Profit	$3,954,874	$2,063,854	$1,891,020	91.63%
Gross Margin	68.55%	65.50%	-	3.05%
Operating Income	$2,599,076	$1,030,285	$1,568,791	152.27%
Change in fair value of warrants	$16,552,201	$2,429,394	$14,122,807	-%
Net Income	$18,740,269	$3,300,742	$15,439,527	-%
Net profit margin	324.82%	104.75%	-	-%

Net Revenue

Net revenue for the three months ended September 30, 2010, which resulted entirely from sales, was $5,769,462, an increase of 83.10% as compared with net revenue of $3,150,969 for the three months ended September 30, 2009. In the three months ended September 30, 2010, we sold 1,050 workstations, an increase of 93.72% as compared with 542 workstations sold in the three months ended September 30, 2009. We also sold 2 units SASP in the same period. The increase was due primarily to a result of more effective sales and marketing efforts.

The following table breaks down application categories as percentage of total net revenue.

	Three Months Ended September 30,
	2010		2009
	sales	% of total sales	sales	% of total sales
PTS	$5,467,590	94.77%	$2,913,590	92.47%
SADP	$172,472	2.99%	$237,379	7.53%
Other	$129,400	2.24%	$-	-%
Total net revenues	$5,769,462	100.00%	$3,150,969	100.00%

Gross Profit

Gross profit increased 91.63% to $3,954,874 in the three months ended September 30, 2010, as compared with $2,063,854 in the three months ended September 30, 2009. Our gross profit margin rose 3.05% from 65.50% in the three months ended September 30, 2009 to 68.55% in the same period of 2010, mainly due to an increase in product output caused by the fall in average fixed cost per unit.

The table below presents information about our gross profit for the periods indicated:

	Three Months Ended September 30,
	2010		2009
	US$	Gross profit margin	US$	Gross profit margin

Gross Profit	$3,954,874	68.55%	$2,063,854	65.50%

Income from Operations

Operating income increased 152.27% to $2,599,076 in the three months ended September 30, 2010, as compared with $1,030,285 in the three months ended September 30, 2009. The increase was primarily attributable to a sharp increase in sales growth.

Cost of Net Revenue

Cost of net revenue increased to $1,814,588 in the three months ended September 30, 2010, representing a 66.92% increase as compared with $1,087,115 in the same period of 2009. The increase was primarily due to sales growth and an increase in product volume caused by the fall of average fixed cost per unit.

The table below presents information about our cost of net revenue for the periods indicated:

	Three Months Ended September 30,
	2010	2009	Change
Cost of net revenue	$1,814,588	$1,087,115	66.92%

Operating Expenses

Operating expenses were $1,355,798 in the three months ended September 30, 2010, an increase of 31.18% as compared with $1,033,569 in the same period of 2009. The increase was composed primarily due to two factors: (i) selling expenses increased $139,149, or 41.44% to $474.936 in the three months ended September 30, 2010 from $335,787 for the same period of 2009; and (ii) general and administration expenses increased $183,080 or 26.24% to $880,862 in the three months ended September 30, 2010 from $697,782 in the same period of 2009. In the three months ended September 30, 2010, we increased direct sales office expenses. Reflecting this change, costs related to direct sales office expenses were $155,514 for the three months ended September 30, 2010, as compared to $131,368 for the same period of 2009.

The table below presents information about our operating expenses for the periods indicated:

	Three Months Ended September 30,
	2010	2009	Change
Selling expenses	$474,936	$335,787	41.44%
General & Administrative expenses	$880,862	$697,782	26.24%
Total operating expenses	$1,355,798	$1,033,569	31.18%

Changes in fair value of warrants

Changes in fair value of warrants were $16,552,201 in the three months ended September 30, 2010. This is recorded as a non-cash charge, which resulted from the change in fair value of warrants issued to investors in conjunction with the Company’s issuance of warrants in June of 2007 pursuant to provisions of FASB ASC Topic 815, “Derivative and Hedging” (ASC 815). The accounting treatment of the warrants resulted from a provision providing anti-dilution protection to the warrant holders. On March 18, 2010, the Company entered into a Security Exchange Agreement intending to exchange all warrants into common stock. As a result of this agreement, on the closing date of the agreement, the Company will issue 2,000,000 shares of common stock in exchange for the retirement of all of the outstanding warrants owned by Vision Opportunity Master Fund Ltd. and its affiliates. The closing of the agreement is conditioned upon a closing of a financing with minimum proceeds of $10 million to the Company.

Net Income

Net income was $18,740,269 for the three months ended September 30, 2010, an increase as compared with $3,300,743 for the same period of 2009. In the three months ended September 30, 2010, our net income was impacted by a non-cash charge of $16,552,201 unrelated to the Company’s operations. Excluding the changes in fair value of warrants and impairment on investment in non-cash charge, the Company’s net income from operations would have been $2,188,068 for the three months ended September 30, 2010 and $871,348 for the three months ended September 30, 2009, representing an increase of 151.11% from the three months ended September 30, 2009 to the same period of 2010. The increase was primarily due to sales growth.

Earnings Per Share

Basic and diluted earnings per share for the three months ended September 30, 2010 were $1.01 and $0.73 compared to $0.18 and $0.11 for the same period of 2009. The weighted average number of shares outstanding to calculate basic EPS was 18,499,736 and 18,499,736 for the three months ended September 30, 2010 and September 30, 2009, respectively. The weighted average number of shares outstanding to calculate diluted EPS was 25,637,503 and 30,323,548 for the three months ended September 30, 2010 and September 30, 2009.

Nine-month period ended September 30, 2010 and September 30, 2009

Results of Operations

In the nine months ended September 30, 2010, the company’s net revenue, gross profit, operating expenses and net income increased as compared with the same period in the same period of 2009. These increases were primarily attributable to a result of more effective sales and marketing efforts.

The following table summarizes the results of our operations during the nine months ended September 30, 2010 and 2009, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the nine months ended September 30, 2010 and 2009.

	Nine Months Ended September 30,
	2010	2009		Change	Change rate
Net Revenue	$16,418,963	$8,819,247		$7,599,716	86.17%
Cost of net revenue	$5,339,795	$3,068,381		$2,271,414	74.03%
Gross Profit	$11,079,168	$5,750,866		$5,328,302	92.65%
Gross Margin	67.48%	65.21%		-	2.27%
Operating Income	$7,377,037	$2,956,249		$4,420,788	149.54%
Impairment on investment	$-	$4,831,386		(4,831,386)	-%
Change in fair value of warrants	$15,748,805	$13,363,953	-	$2,384,852	17.85%
Net Income	$21,986,480	$11,036,722		$10,949,758	99.21%
Net profit margin	133.91%	125.14%		-	-%

Net Revenue

Net revenue in the nine months ended September 30, 2010, which resulted entirely from sales, was $16,418.963, an increase of 86.17% as compared with net revenue of $8,819,247 for the nine months ended September 30, 2009. In the nine months ended September 30, 2010, we sold 2,998 workstations, an increase of 96.72% as compared with 1,524 workstations sold in the nine months ended September 30, 2009, in the nine months ended September 30, 2010, we sold 7 units of SADP, an increase of 16.67 as compared with 6 units of SADP in the nine months ended September 30, 2009. The increase was due primarily to a result of more effective sales and marketing efforts.

The following table breaks down application categories as percentage of total net revenue.

	Nine Months Ended September 30,
	2010		2009
	sales	% of total sales	sales	% of total sales
PTS	$15,453,922	94.12%	$8,063,593	91.43%
SADP	$648,746	3.95%	$672,276	7.62%
Other	$316,295	1.93%	$83,378	0.95%
Total net revenue	$16,418,963	100.00%	$8,819,247	100.00%

Gross Profit

Gross profit increased 92.65% to $11,079,168 in the nine months ended September 30, 2010, as compared with $5,750,866 in the nine months ended September 30, 2009. Our gross profit margin rose 2.27% from 65.21% in the nine months ended September 30, 2009 to 67.48% in the same period of 2010, mainly due to a decrease in product output caused by the fall of in average fixed cost per unit.

The table below presents information about our gross profit for the periods indicated:

	Nine Months Ended September 30,
	2010		2009
	US$	Gross profit margin	US$	Gross profit margin

Gross Profit	$11,079,168	67.48%	$5,750,866	65.21%

Income from Operations

Operating income increased 149.54% to $7,377,037 for the nine months ended September 30, 2010, as compared to $2,956,249 for the nine months ended September 30, 2009. The increase was primarily attributable to a sharp increase in sales growth and a lesser increase in operations expenses in the nine months ended September 30, 2010..

Cost of Net Revenue

Cost of net revenue increased to $5,339,795 for the nine months ended September 30, 2010, representing a 74.03% % increase as compared with $3,068,381 for the same period of 2009. The increase is primarily due to sales growth and an increase in production volume caused by the fall of average fixed cost per unit.

The table below presents information about our cost of net revenue for the periods indicated:

	Nine Months Ended September 30,
	2010	2009	Change
Cost of net revenue	$5,339,795	$3,068,381	74.03%

Operating Expenses

Operating expenses were $3,702,131 for the nine months ended September 30, 2010, an increase as compared with $2,794,617 for the same period of 2009. The increase was composed of two factors: (i) selling expenses increased by $528,104 or 75.76% to $1,225,161 for the nine months ended September 30, 2010 from $697,057 for the same period of 2009; and (ii) general and administration expenses increased $379,410 or 18.09% to $2,476,970 for the nine months ended September 30, 2010 from $2,097,560 for the same period of 2009. In the nine months ended September 30, 2010, we increased direct sales office expenses. Reflecting this change, costs related to direct sales office expenses were $542,710 for the nine months ended September 30, 2010, as compared to 170,477 for the same period of 2009.

The table below presents information about our operating expenses for the periods indicated:

	Nine Months Ended September 30,
	2010	2009	Change
Selling expenses	$1,225,161	$697,057	75.76%
General & Administrative expenses	$2,476,970	$2,097,560	18.09%
Total operating expenses	$3,702,131	$2,794,617	32.47%

Changes in fair value of warrants

Changes in fair value of warrants were $15,748,805 for the nine months ended September 30, 2010. This is recorded as a non-cash charges, which resulted from the change in fair value of warrants issued to investors in conjunction with the Company’s issuance of warrants in June of 2007 pursuant to provisions of FASB ASC Topic 815, “Derivative and Hedging” (ASC 815). The accounting treatment of the warrants resulted from a provision providing anti-dilution protection to the warrant holders. On March 18, 2010, the Company entered into a Security Exchange Agreement intending to exchange all warrants into common stock. As a result of this agreement, on the closing date of the agreement, the Company will issue 2,000,000 shares of common stock in exchange for the retirement of all of the outstanding warrants owned by Vision Opportunity Master Fund Ltd. and its affiliates. The closing of the agreement is conditioned upon a closing of a financing with minimum proceeds of $10 million to the Company.

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

Net Income

Net income was $21,986,480 for the nine months ended September 30, 2010, an increase as compared with $11,036,722 for the same period of 2009. In the nine months ended September 30, 2010, our net income was exaggerated by a non-cash charge of $15,748,805 unrelated to the Company’s operations. Excluding the changes in fair value of warrants and impairment on investment in non-cash charge, the Company’s net income from operations would have been $6,237,675 for the nine months ended September 30, 2010 and $2,504,155 for the nine months ended September 30, 2009, representing an increase of 149.09% from the nine months ended September 30, 2009 to the same period of 2010. The increase was primarily due to sales growth.

Earnings Per Share

Basic and diluted earnings per share for the nine months ended September 30, 2010 were $1.19 and $0.82 compared to $0.60 and $0.36 for the same period of 2009. The weighted average number of shares outstanding to calculate basic EPS was 18,499,736 and 18,499,736 for the nine months ended September 30, 2010 and September 30, 2009, respectively. The weighted average number of shares outstanding to calculate diluted EPS was 26,934,551 and 30,763,019 for the nine months ended September 30, 2010 and September 30, 2009.
Trade Receivables, net

Trade receivables, net increased to $7,268,938 as of September 30, 2010, compared with $3,537,395 as of December 31, 2009. The increase in trade receivables was primarily attributable to sales growth.
Inventory

Inventory consists of raw materials, finished goods and work in progress. As of September 30, 2010, the recorded value of our inventory has increased 97.57% to $1,282,261 from $649,024 as of December 31, 2009. The increase is mainly due to (i) Raw material inventory decreased from $487,044 as of December 31, 2009 to $439,818 as of September 30, 2010, a decrease of 9.70%. (ii) Work in progress inventory increased from $23,197 as of December 31, 2009 to $193,176 as of September 30, 2010, an increase of 732.76%, and (iii) an increase in finished goods from $138,783 as of December 31, 2009 to $649,267 as of September 30, 2010, an increase of 367.83%. The increase was primarily attributable to an expected increase in sales volume based upon market research and several confirmed purchase agreements for our products.

The table below presents information about our inventory for the periods indicated:

Item	September 30, 2010,	December 31, 2009	Change
Finished goods	$649,267	$138,783	367.83%
Work in progress	$193,176	$23,197	732.76%
Raw material	$439,818	$487,044	(9.70	) %
Total	$1,282,261	$649,024	97.57%

Accounts Payable

Accounts payable amounted to $350,024 as of the September 30, 2010, an increase as compared with $271,139 for the same period of 2009. The increase was primarily attributable to the increased volume of raw material purchased.

Liquidity and Capital Resources

We have historically financed our operations and capital expenditures principally through private placements of debt and equity offerings and cash provided by operations.

The table below presents information about our cash flow for the periods indicated:

	Nine months ended September 30,
	2010	2009	Change
Net cash provided by (used in) operating activities	$5,737,282	$3,426,817	$2,310,465
Net cash provided by (used in) investing activities	$(1,420,761)	$(13,897,125)	$(12,476,364)
Net cash provided by (used in) financing activities	$-	$-	$-
Effect of foreign currency translation on cash and cash equivalents	$172,931	$140,915	$32,016
Beginning cash and cash equivalent	$4,717,240	$15,189,941	$(10,472,701)
Ending cash and cash equivalent	$9,206,692	$4,860,548	$4,346,144

Operating Activities

For the nine months ended September 30, 2010, net cash provided by operating activities was $5,737,282. This was primarily attributable to our net income of $21,986,480, adjusted by an add-back of non-cash expenses mainly consisting of depreciation, amortization, loss on disposal of fixed assets, and change in fair value of warrants of $13,082,456 offset by a $3,166,742 decrease in working capital. Specifically, the working capital increase was primarily due to (i) a $3,594,595 trade receivables increase driven by change in sales policy and sales growth; (ii) a $668,336 inventories increase, comprised principally raw material and work in progress, due to in-house market research and the confirmation of several purchase agreements for our products; (iii) a $639,795 decrease in advances to suppliers to buy raw materials; (iv) a $229,723 increase in prepayments, travel advances to shareholders, tender deposits and advances to employees, consisting primarily of prepayments for raw materials supplies in advance of shipment, working capital of sales employee and pay deposit for client; partially offset by a $686,117 decrease in accounts payable, tax payable, customers deposits, accrued liabilities and other payables.

Investing Activities

For the nine months ended September 30, 2010, net cash used in investing activities was $1,420,761, This was primarily attributable to (i) a $307,700 capital expenditure to purchase new plant and equipment for our Qingdao factory and the manufacture of our new product, an advanced automatic dispensing system; (ii) a $1,267,340 capital expenditure to purchase new intangible assets for our new product and to improve our existing dispensary system; and (iii) $154,279 in restricted cash.

Cash and Cash Equivalents

Our cash and cash equivalents as at the beginning of September 30, 2010 were $4,717,240 and increased to $9,206,692 by the end of the period.

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

Obligations under Material Contracts

We do not have any material contractual obligations as of September 30, 2010.

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

Contract revenues are recognized when the manufacturing and installation of the medical equipment is completed. Generally, the company receives total contract sum from clients in 3 installments. A 30% deposit is received from client when the contract is signed. A second payment of 30% is received when the project commenced. The final sum of the remaining portion is received after the construction is completed within 4 months.

Expected warranty liabilities. The Company warrants its products against defects in design, materials, and workmanship generally for one year. A provision for estimated future costs relating to warranty expense are recorded when products are shipped, and the provision is based upon our own historical claim experience.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of September 30, 2010.

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

 During the course of internal evaluation of the Company’s disclosure controls and procedures for the nine months ended September 30, 2010, our accounting staff found the following misstatements in our previously reported financial statements in 2009 that require correction:

1.
The Company’s Annual Report on Form 10-K for the year ended December 31, 2009 to correct and reclassify the Company’s financial statements, notes, and related disclosure as relates to comply with paragraph 740-10-50-12 of the FASB Accounting Standards Codification; correction for a typographical error on the Company’s financial statements for the year ended December 31, 2008, and additional explanation to be included to clarify the statement of cash flows for the year ended December 31, 2009.

2.
All Quarterly Reports on Form 10-Q/A filed for the interim fiscal periods in 2009 to correct and restate its financial statements, notes, and related disclosure as relates to changes in the classification of the fair value of warrants in accordance with to paragraph 815-40.15 of the FASB Accounting Standards Codification (EITF 07-05) as adopted on January 1, 2009, the classification of the Company’s acquisition of Qingdao Liheng Textiles Co., Ltd as an impairment on investment, and the classification of the statements of stockholders equity relating to the Series B financing.

Our management determined that the misstatements identified above were due to not having internal personnel with sufficient expertise and knowledge of the requirements for disclosure of the information that have been collected and reported, as required under the securities laws and disclosures required under U.S. GAAP. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2010, such controls and procedures were ineffective and that such conditions gave rise to a material weakness in the Company’s internal controls over financial reporting as of September 30, 2010.

Changes in Internal Control over Financial Reporting

Based upon their evaluation as of the end of the period covered by this quarterly report, the Company’s chief executive officer and chief financial officer concluded that, due to the significant deficiencies in internal control over financial reporting described below, the Company’s disclosure controls and procedures are not effective as of September 30, 2010.

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

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

To our knowledge, there is no material litigation pending or threatened against us.

ITEM 1A.	RISK FACTORS.

Not Applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

To our knowledge, there are no material defaults upon senior securities.

ITEM 4.	(REMOVED AND RESERVED).

ITEM 5.	OTHER INFORMATION.

None.

ITEM6 - EXHIBITS.

Exhibit No.	Description of Exhibit
31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Act of 2002 Section 302.
31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Act of 2002 Section 302.
32.1	Certification by Chief Executive Officer pursuant to Sarbanes-Oxley Act of 2002 Section 906.
32.2	Certification by Chief Financial Officer pursuant to Sarbanes-Oxley Act of 2002 Section 906.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNWAY GLOBAL, INC.

Dated: November 12, 2010	By:	/s/ Liu Bo
Name: Liu Bo
Title: Chief Executive Officer (principal executive officer)

Dated: November 12, 2010	By:	/s/ Samuel Sheng
Name: Samuel Sheng
Title: Chief Financial Officer (principal financial and accounting officer)