Form 10-K/A
period 2008-12-31
Sunway Global Inc.
filed 2011-02-22
CIK 1096840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 2

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

EXPLANATORY NOTE

The Amendment No. 2 to Sunway Global Inc., (the “Company”, “Sunway”)’s Annual report on Form 10K/A for the year ended December 31, 2008 (the “Amended 10-K”) is being made as a result of the Company’s recent discovery of certain incorrect classifications of paid-in capital and retained earnings.

This Amended 10-K is being filed to amend the basic and diluted earnings per share, the paid-in capital and retained earnings accounts in the Balance Sheet as of December 31, 2007 and 2008, and the Statements of Shareholders’ Equity for the year ended December 31, 2007 and 2008. In addition, this Amended 10-K includes changes to the net profit, and the calculation of basic and diluted earnings per share for 2007. This Amended 10-Kalso includes corrections to certain typographical errors in the Index to Financial Statements and  provides a supplementary additional income tax reconciliation disclosure to Note 13. This Amended 10-K also includes changes to Item 9A - Evaluation of Disclosure Controls and Procedures. In addition, this Amended 10-K includes an adjustment to the audit report of the Company’s independent registered accountants to reflect certain changes to Notes 14 and 20 of the financial statements. No other information included in the original Form 10-K or Amendment No. 1 on Form 10-K/A are amended hereby.

For convenience and ease of reference, the Company is filing the annual report in its entirety with applicable changes. Unless otherwise stated, all information contained in this Amended 10-K is as of March 30, 2009, the filing date of the original Annual Report. Except as stated herein, this Amendment No.2 to Form 10-K/A does not reflect events or transactions occurring after such filing date or modify or update those disclosure in the Annual Report that may have been affected by events or transactions occurring subsequent to such filing date. No information in the Annual Report other than as set forth above is amended hereby.

FORWARD LOOKING STATEMENTS

In this annual report, references to “Sunway Global,” “Sunway,” “SUWG,” “the Company,” “we,” “us,” and “our” refer to Sunway Global Inc.

This Amendment No. 2 to the Annual Report on Form 10-K/A (including the section regarding Management's Discussion and Analysis or Plan of Operation) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Amendment No. 2 to our Annual Report on Form 10-K/A. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Annual Report on Form 10-K/A reflect the good faith judgment of our Management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading "Risks Related to Our Business" below, as well as those discussed elsewhere in this Annual Report on Form 10-K/A. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K/A. We file reports with the Securities and Exchange Commission ("SEC"). We make available on our website under "Investor Relations/SEC Filings," free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. Our website address is www.sunwaytech.com.cn/.   You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K/A, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

TABLE OF CONTENTS

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

Our customers are primarily hospitals and medical appliance companies in the People’s Republic of China (the “PRC”). As the market for pneumatic transport systems (“PTS”) and Sunway Automatic Dispensing and Packing (“SADP”) are still an emerging market, official data about the industry in general and competition in particular have not been readily available. Based on information we have collected from bids, the internet and other market intelligence, it is our estimate that among the hospitals that have adopted pneumatic transport systems and medicine dispensing system in China, we were the supplier to the largest number of hospitals in 2005, 2006, 2007 and 2008. In 2005, we sold 1,105 units PTS to 43 hospitals and medical facilities and recognized revenue of $5,047,365. In 2006, we sold 1,930 units PTS to 65 hospitals and medical facilities and recognized revenue of $8,914,139. In 2007, we sold 2,575 units PTS to 87 hospitals and medical facilities and recognized revenue of $11,865,138. In 2008, we sold 3,669 units PTS and 5 units SADP to 96 hospitals. We sell our products both directly, through our sales employees and direct sales office and indirectly, through thirteen independent sales agents and four direct sales office. Our sales network covers Beijing, Shanghai, Guangzhou Chengdu, Xian and 13 other provinces in the PRC.

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

Effective on November 30, 2005, Daqing Sunway granted a lien on the land use right and property located at the West Wing of Building No. 15 to Daqing Industrial and Commercial Mortgage Company for a debt of Sunway in the amount of RMB 3,000,000 owed to it. The lien will expire on November 30, 2009. The property located in the North Section of Longfeng District, West Wing of Building No. 15, 1 st Floor, is not currently used in Daqing Sunway’s business.

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

The following table presents information about our inventory for the periods indicated:

	December 31, 2008	December 31, 2007	change
Raw material	$183,435	$161,005	13.93%
Work in process	$188,855	$-	-%
Finished goods	$218,448	$605,928	(63.95)%
Total inventory	$590,738	$766,933	(22.97)%

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

Trade receivables . Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An allowance for doubtful accounts is maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. Bad debts are written off as incurred.  During the reporting years, there were no bad debts.

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

Revenue recognition . Revenue represents the invoiced value of goods sold recognized upon the delivery of goods to customers. Revenue is recognized when all of the following criteria are met:

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

ITEM 7A.                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SUNWAY GLOBAL INC.

INDEX TO FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firms	F-2

Consolidated Balance Sheets as of December 31, 2008 and December 31, 2007	F-3 – F-4

Consolidated Statements of Income for the Years Ended December 31, 2008 and December 31, 2007	F-5

Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2008 and December 31, 2007	F-6

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008 and December 31, 2007	F-7 – F-8

Notes to Consolidated Financial Statements	F-9 – F-28

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
Except for note 14 and 20 which are dated on January 31, 2011

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

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.

CONSOLIDATED BALANCE SHEETS (Continued)
AS AT DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

	Notes	2008	2007
		(Restated)	(Restated)
STOCKHOLDERS’ EQUITY
Series A Convertible Preferred
Stock $0.0000001 par value; 400,000
shares authorized; Nil and 228,530 shares
issued and outstanding at December 31,
2008 and 2007 respectively		$-	$1

Series B Convertible Preferred
Stock $0.0000001 par value; 400,000
shares authorized; 160,494 and
165,432 shares issued and
outstanding at December 31, 2008
and 2007 respectively	13	1	1

Common stock at $0.0000001 par
value; 100,000,000 shares authorized;
18,499,736 and 223,658 shares issued and
outstanding at December 31, 2008
and 2007 respectively		2	1
Additional paid-in capital		17,824,325	11,244,325
Statutory reserves		2,127,978	2,127,978
Retained earnings		17,102,689	8,043,920
Accumulated other comprehensive income		2,844,190	1,180,288

		$39,899,185	$22,596,514

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY		$41,365,854	$23,767,238

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

		2008	2007
			(Restated)
	Notes

Net revenues	17	$19,845,882	$11,865,138
Cost of net revenues	17	(5,634,143)	(3,473,411)

Gross profit		$14,211,739	$8,391,727

Selling expenses		(425,050)	(234,792)
General and administrative expenses		(3,068,027)	(2,327,207)

Income from operation		$10,718,662	$5,829,728
Gain on disposal of investments		-	1,346,989
Interest income		66,935	51,852

Income before income taxes		$10,785,597	$7,228,569

Income taxes	15	(1,726,828)	(1,181,064)

Net income		$9,058,769	$6,047,505

Foreign currency translation		1,663,902	760,620

Reclassification adjustment		-	(423,537)

Comprehensive income		$10,722,671	$6,384,588

Net income per share:
-Basic	14	$0.60	$18.79

-Diluted	14	$0.31	$0.28

Weighted average number of common stock
-Basic	14	15,127,645	223,658

-Diluted	14	28,870,595	14,814,958

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

					Additional			Accumulated
	Preferred	Preferred	No.		paid			other
	Series	Series	shares	Common	in	Statutory	Retained	comprehensive
	A	B	outstanding	stock	capital	reserves	earnings	income	Total
					(Restated)		(Restated)
Balance, January 1, 2007	$1	$1	223,658	$1	$4,223,632	$1,124,073	$4,844,680	$843,205	$11,035,593
Reversal of realized gain on investment	-	-	-	-	-	-	-	(423,537)	(423,537)
Net income	-	-	-	-	-	-	6,047,505	-	6,047,505
Appropriation to statutory reserves	-	-	-	-	-	1,003,905	(1,003,905)	-	-
Issuance to Vision re: Debentures	-	-	-	-	199,200	-	-	-	199,200
Issuance of Series B Convertible
Preferred Stock	-	-	-	-	6,821,493	-	(1,844,360)	-	4,977,133
Foreign currency translation adjustment	-	-	-	-	-	-	-	760,620	760,620

Balance, December 31,2007	$1	$1	223,658	$1	$11,244,325	$2,127,978	$8,043,920	$1,180,288	$22,596,514

Balance, January 1, 2008	$1	$1	223,658	$1	$11,244,325	$2,127,978	$8,043,920	$1,180,288	$22,596,514
Conversion of Preferred Series A into Common Stock	(1)	-	13,711,831	-	1	-	-	-	-
Conversion of Preferred Series B into Common Stock	-	-	148,140	-	-	-	-	-	-
Conversion of Warrant Series J into Common Stock	-	-	4,416,107	1	6,579,999	-	-	-	6,580,000
Net income	-	-	-	-	-	-	9,058,769	-	9,058,769
Foreign currency translation adjustment	-	-	-	-	-	-	-	1,663,902	1,663,902

Balance, December 31,2008	$-	$1	18,499,736	$2	$17,824,325	$2,127,978	$17,102,689	$2,844,190	$39,899,185

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

On June 18, 2008, Columbia China Capital Group, Inc. converted 4,938 shares of Preferred Series B into 148,140 shares of common stock.

On November 10, 2008, Columbia China Capital Group, Inc. converted the Warrant J, totally 53,691 shares into 53,691 of common stock.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

14.	EARNINGS PER SHARE

The calculation of the basic and diluted earnings per share attributable to the common stock holders is based on the following data:

	2008	2007
Earnings:

Net profit for the year	$9,058,769	$6,047,505
Beneficial conversion feature of convertible preferred stock	-	(1,844,360)

Earnings for the purpose of basic earnings per share	$9,058,769	$4,203,145

Effect of dilutive potential common stock	-	-

Earnings for the purpose of dilutive earnings per share	$9,058,769	$4,203,145

Number of shares:

Weighted average number of
common stock for the purpose of basic earnings per share	15,127,645	223,658
Effect of dilutive potential common stock
– conversion of Series A convertible preferred stock	1,386,169	9,628,340
– conversion of Series B convertible preferred stock	4,883,223	4,962,960
– conversion of Warrant Series A	2,349,426	-
– conversion of Warrant Series B	773,773	-
– conversion of Warrant Series J	1,917,519	-
– conversion of Warrant Series C	1,886,496	-
– conversion of Warrant Series D	546,344	-

Weighted average number of common
stock for the purpose of dilutive earnings per share	28,870,595	14,814,958

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

A reconciliation between the income tax computed at the U.S. statutory rate and the Group’s provision for income tax is as follows:

	2008	2007

U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	(34)%	(34)%
PRC CIT	25%	33%
Tax holiday	(10)%	(18)%

Provision for income taxes	15%	15%

The provision for income taxes consists of the following:

	2008	2007
Current tax - PRC CIT	$1,726,828	$1,181,064

Deferred tax provision	-	-

Income tax expenses	$1,726,828	$1,181,064

 The Reconciliation of non-taxable and non-tax deductible items is as follows:

	2008	2007
Income before taxation (as per reported)	$10,785,597	$7,228,569
Add: Other non-tax deductible items	726,589	645,191

Adjusted PRC EIT taxable income	$11,512,186	$7,873,760

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

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

20. RESTATEMENTS

During the course of internal evaluation, our accounting staff discovered some misstatements in our previously reported financial statements for the year ended December 31, 2007 that required correction relating to the improper classification of additional paid in capital items. To correct this error, the overstated additional paid-in capital was adjusted down by $4,855,640, and understated retained earnings were adjusted up by $4,855,640.  The financial statements for the year ended December 31, 2008 will have the same amount of adjustment. The changes are shown in the following:

BALANCE SHEETS

ITEMS	2007	2007
	Original	Restated
STOCKHOLDERS’ EQUITY
Additional paid-in capital	16,099,965	11,244,325
Statutory reserves	2,127,978	2,127,978
Retained earnings	3,188,280	8,043,920
Accumulated other comprehensive income	1,180,288	1,180,288

	$22,596,514	$22,596,514

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$23,767,238	$23,767,238

As a result of the restatement of the consolidated balance sheet as of December 31, 2007, additional paid-in capital decreased from $16,099,965 to $11,244,325. The retained earnings increased from $3,188,280 to $8,043,920. The assets, liabilities and total stockholders’ equity have no changes.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

BALANCE SHEETS

ITEMS	2008	2008
	Original	Restated
STOCKHOLDERS’ EQUITY

Additional paid-in capital	22,679,965	17,824,325
Statutory reserves	2,127,978	2,127,978
Retained earnings	12,247,049	17,102,689
Accumulated other comprehensive income	2,844,190	2,844,190

	$39,899,185	$39,899,185

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$41,365,854	$41,365,854

As a result of the restatement of the consolidated balance sheet as of December 31, 2007 that has carryover effect to December 31, 2008, additional paid-in capital decreased from $16,099,965 to $17,824,325. The retained earnings increased from $3,188,280 to $17,102,689. The assets, liabilities and total stockholders’ equity have no changes.

STATEMENT OF INCOME

ITEMS		2007	2007
		Original	(Restated)
Net income per share:
-Basic	14	$27.04	$18.79
-Diluted	14	$0.41	$0.28

As a result of adding of $1,844,360 beneficial conversion feature of convertible preferred stock earnings deduction in Note 14, the basic earnings per share calculation, was changed from $6,047,505 to $4,203,145. The basic and diluted earnings per share of 2007 were changed from $27.04 to $18.79 and from $0.41 to $0.28 accordingly.

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
In addition, management identified an improper classification of additional paid in capital items for the year ended December 31, 2007; overstated additional paid-in capital was adjusted down by $4,855,640, and understated retained earnings were adjusted up by $4,855,640. Financial statements for the year ended December 31, 2008 will have the same amount of adjustment. The earnings for the purpose of basic earnings per share of 2007 in Note 14 also changed owing to the reduction of 1,844,360 in compliance with ASC 470-20-35-7 ( c). The basic and diluted earnings per share of 2007 are changed accordingly.

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

1 . Accounting and Finance Personnel Weaknesses -  US GAAP expertise - The current staff in the accounting department is relatively new and inexperienced, and needs substantial training so as to meet with the higher demands of being a U.S. public company. The accounting skills and understanding necessary to fulfill the requirements of U.S. GAAP-based reporting, including the skills of subsidiary financial statements consolidation, are inadequate and were inadequately supervised. The lack of sufficient and adequately trained accounting and finance personnel resulted in an ineffective segregation of duties relative to key financial reporting functions.

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

Our management is not aware of any material weaknesses in our internal control over financial reporting, and nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statements as of December 31, 2008 except that some carryover adjustments from the fiscal year December 31, 2007 will have carryover corresponding changes in the year of 2008.  Besides the carryover adjustments from 2007, the reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements. Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement of omission in any report we have filed with or submitted to the Commission. Accordingly, we believe that our financial controls were effective.

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

ITEM 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE .

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

10.3	Form of Escrow Agreement, dated June 5, 2007, by and between the Company, Rise Elite, Vision and Loeb and Loeb LLP.***
10.4	Engagement Letter Agreement, dated September 1, 2006, by and between Sunway and Kuhns Brothers, Inc.*
10.5	Form of Securities Escrow Agreement, dated June 5, 2007, by and between the Company, Vision Opportunity Master Fund, Ltd., Rise Elite and Loeb and Loeb LLP.*
10.6	Form of Consignment Agreement, dated as of June 5, 2007, between Rise Elite and the Shareholders of Sunway.***
10.7	Form of Consignment Transfer Agreement, dated as of June 5, 2007, between Rise Elite and WTL.***
10.8	Exclusive Purchase Option Agreement, dated as of June 5, 2007, between shareholders of Sunway and WTL.***
10.9	Intellectual Property Transfer Agreement, dated as of June 5, 2007, between Sunway and SWT.***
10.10	Intellectual Property Licensing Agreement, dated as of June 5, 2007, between Sunway and SWT.***
10.11	Consigned Management Agreement, dated as of June 5, 2007, between SWT, Sunway, and the shareholders of Sunway.***
10.12	Loan Agreement, dated as of June 5, 2007, between Sunway and SWT.***
10.13	Equipment Lease Agreement, dated as of June 5, 2007, between Sunway and SWT.***
10.14	Amendment to Registration Rights Agreement dated July 24, 2007 by and between the Company, Vision Opportunity Master Fund, Ltd., and Columbia China Capital Group, Inc.
10.15	Amendment to Registration Rights Agreement dated June 19, 2008 by and between the Company and Vision Opportunity Master Fund, Ltd.****
10.16	Capital Transfer Agreement, dated March 16, 2008, by and among SWT, Liang DeLi, Sun Xitao, and Yao Liyan.*****
10.17	Share and Asset Transfer Agreement, dated August 31, 2008, by and between Liheng Enterprise Company Limited and SWT.
10.18	Lease Agreement, by and between Beijing Jiahai Realty Development Co., Ltd., Beijing Jiahai Property Management Co., Ltd., and Beijing Sunway New-force Medical Treatment Tech Co., Ltd.
10.19	Lease Agreement, dated March 18, 2008 , by and between Daqing Sun w ay and Daqing Zhuangye Guangchang Co., Ltd .
21.1	List of Subsidiaries.
31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Act of 2002 Section 302.
31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Act of 2002 Section 302.
32.1	Certification by Chief Executive Officer pursuant to Sarbanes-Oxley Act of 2002 Section 906.
32.2	Certification by Chief Financial Officer pursuant to Sarbanes-Oxley Act of 2002 Section 906.

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

SUNWAY GLOBAL INC.

February 14, 2011	By:	/s/ Liu Bo
Liu Bo
Chief Executive Officer and Chairman (principal executive officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

	Chief Executive Officer and Chairman of the	February 14, 2011
/s/ Liu Bo	Board of Directors
Liu Bo

	Chief Financial Officer (principal financial	February 14, 2011
/s/ Samuel Sheng	and accounting officer)
Samuel Sheng

/s/ Liang Deli	Director	February 14, 2011
Liang Deli