Form 10-K/A
period 2009-12-31
Sunway Global Inc.
filed 2011-02-22
CIK 1096840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

As of November 15, 2010, there were 18,499,736 issued and outstanding shares of the issuer’s common stock.

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

EXPLANATORY NOTE

The Amendment No. 1 to Sunway Global Inc, (the “Company”, “Sunway”)’s Annual report on Form 10K/A for the year ended December 31, 2009 (the “Amended 10-K”) is being made as a result of the Company’s recent discovery of certain incorrect classifications of paid-in capital and retained earnings.

This Amended 10-K is being filed to amend the paid-in capital and retained earnings accounts in the Balance Sheet as of December 31, 2008 and 2009, and the Statements of Shareholders’ Equity for the year ended December 31, 2008 and 2009, related notes and disclosure to comply with paragraph of ASC 740-10-50-12. This Amended 10-K also includes corrections to certain typographical errors, provides additional explanation to clarify the statement of cash flow for the year ended December 31, 2008. This Amended 10-K also provides supplementary additional income tax reconciliation disclosure to note 13 and includes changes to Item 9A - Evaluation of Disclosure Controls and Procedures. In addition, this Amended 10-K includes an adjustment to the audit report of the Company’s independent registered accountants to reflect certain changes to Note 19  of the financial statements.  No other information included in the original Form 10-K is amended hereby.

For convenience and ease of reference, the Company is filing the annual report in its entirety with applicable changes. Unless otherwise stated, all information contained in this Amended 10-K is as of April 14, 2010, the filing date of the original Annual Report. Except as stated herein, this Amended 10-K does not reflect events or transactions occurring after such filing date and does not contain any modification or updates to the disclosure in the Annual Report that may have been affected by events or transactions occurring subsequent to such filing date. No information in the Annual Report other than as set forth above is amended hereby.

FORWARD LOOKING STATEMENTS

In this annual report, references to “Sunway Global,” “Sunway,” “SUWG,” “the Company,” “we,” “us,” and “our” refer to Sunway Global Inc.

This Annual Report on Form 10-K/A (including the section regarding Management’s Discussion and Analysis or Plan of Operation) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-K/A. Additionally, statements concerning future matters are forward-looking statements.

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

We have 18 full-time employees engaged in research and development (“R&D”) efforts. Our R&D personnel specialize in the fields of software development, electronic engineering, machinery design and manufacture, electronic information technology, communication technology and application, automatic control technology and optoelectronic technology. Most of our R&D personnel have more than 5 years’ experience in their fields of specialty. We also outsource certain software development projects to third party software developers.

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

We compete primarily on the basis of our price advantage; cost advantage, our technology and product features that are specifically designed for the PRC market, our extensive after-sales service coverage and such after-sales services being easily accessible to our clients. These competitive advantages are in part based on our being a local manufacturer while our competitors are generally distributors of foreign products with much higher costs and less accessible after-sales services. There can be no assurance that we will maintain these advantages in the future. Our foreign competitors may establish manufacturing capabilities in the PRC to lower their costs and improve accessibility of after-sales services. Our local competitors may gain larger market share and reduce their costs by taking advantage of economies of scale. Developments of this kind could have a material adverse effect on our business, results of operations and financial condition. Further, our business requires large amounts of working capital to fund our operations. Our competitors may have better resources and better strategies to raise capital which could also have a material adverse effect on our business, results of operations or financial condition.

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

The following table presents information about our cost of sales for the periods indicated:

	Fiscal Year Ended December 31,
	2009	2008	Change
Cost of net revenue	$4,620,251	$5,634,143	(18.00)%

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

The following table presents information about our inventory for the periods indicated:

	December 31, 2009	December 31, 2008	change
Raw material	$321,888	$183,435	75.48%
Work in process	$26,152	$188,855	(86.15)%
Finished goods	$241,831	$218,448	10.70%
Total inventory	$589,871	$590,738	(0.15)%

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SUNWAY GLOBAL INC.

INDEX TO FINANCIAL STATEMENTS

Page
Reports of Independent Registered Public Accounting Firms	F-1

Consolidated Balance Sheets as of December 31, 2009 and December 31, 2008	F-2 – F-3

Consolidated Statements of Income for the Years Ended December 31, 2009 and December 31, 2008	F-4

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2009 and December 31, 2008	F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009 and December 31, 2008	F-6 – F-7

Notes to Consolidated Financial Statements	F-8 – F-31

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
Except for note 19 dated January 31, 2011

SUNWAY GLOBAL INC.
CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

	Notes	2009	2008
		(Restated)	(Restated)
ASSETS
Current assets
Cash and cash equivalents	2(k)	$4,717,240	$15,189,941
Trade receivables, net	5	3,537,395	2,953,919
Inventories	8	589,871	590,738
Advances to suppliers		940,872	547,952
Prepayments		127,388	-
Tender deposits		122,050	112,735
Travel advances to shareholders	6	71,372	38,733
Advances to employees	7	217,865	429,804

Total current assets		$10,324,053	$19,863,822
Restricted cash		283,175	378,366
Amount due from a related company	4	830	830
Property, plant and equipment, net	9	10,508,415	5,069,871
Intangibles, net	10	15,109,988	6,576,769
Deposit for technology-based designed		4,318,643	1,750,751
Deposit for acquisition of subsidiary		-	7,725,445
TOTAL ASSETS		$40,545,104	$41,365,854

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable		$271,139	$59,912
Income tax payable		269,082	632,893
Turnover and other taxes		154,871	406,839
Expected warranty liabilities	11	32,618	50,396
Customer deposits		304,093	-
Accrued liabilities		657,215	316,629

Total current liabilities		$1,689,018	$1,466,669
Warrants liabilities	12	40,808,327	-
TOTAL LIABILITIES		$42,497,345	$1,466,669

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.

CONSOLIDATED BALANCE SHEETS (Continued)
AS AT DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

	Notes	2009	2008
		(Restated)	(Restated)
STOCKHOLDERS’ EQUITY

Series B Convertible Preferred
Stock $0.0000001 par value; 400,000
shares authorized; 160,494 shares issued
and outstanding at December 31, 2009
and 2008	12	$1	$1

Common stock at $0.0000001 par
value; 100,000,000 shares authorized;
18,499,736 shares issued and
outstanding at December 31, 2009
and 2008		2	2
Additional paid-in capital		13,833,383	17,824,325
Statutory reserves		3,033,855	2,127,978
(Accumulated deficit)/retained earnings		(21,735,219)	17,102,689
Accumulated other comprehensive income		2,915,737	2,844,190

		$(1,952,241)	$39,899,185

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY		$40,545,104	$41,365,854

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

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

					Additional		Retained	Accumulated
	Preferred	Preferred	No. of		paid		earnings/	other
	Series	Series	shares	Common	in	Statutory	(Accumulated	comprehensive
	A	B	outstanding	stock	capital	reserves	deficit)	income	Total

Balance, January 1, 2008	$1	$1	223,658	$1	$11,244,325	$2,127,978	$8,043,920	$1,180,288	$22,596,514
Conversion of Preferred Series A into common stock	(1)	-	13,711,831	-	1	-	-	-	-
Conversion of Preferred Series B into common stock	-	-	148,140	-	-	-	-	-	-
Conversion of Warrant Series J into Common Stock	-	-	4,416,107	1	6,579,999	-	-	-	6,580,000
Net income	-	-	-	-	-	-	9,058,769	-	9,058,769
Foreign currency translation adjustment	-	-	-	-	-	-	-	1,663,902	1,663,902

Balance, December 31, 2008	$-	$1	18,499,736	$2	$17,824,325	$2,127,978	$17,102,689	$2,844,190	$39,899,185

Balance, January 1, 2009	$-	$1	18,499,736	$2	$17,824,325	$2,127,978	$17,102,689	$2,844,190	$39,899,185
Reclassification of warrants from equity to derivative liabilities	-	-	-	-	(3,990,942)	-	(65,910,931)	-	(69,901,873)
Net income	-	-	-	-	-	-	27,978,900	-	27,978,900
Appropriations to statutory Reserves	-	-	-	-	-	905,877	(905,877)	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	71,547	71,547

Balance, December 31, 2009	$-	$1	18,499,736	$2	$13,833,383	$3,033,855	$(21,735,219)	$2,915,737	$(1,952,241)

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

	2009	2008
	(Restated)	(Restated)
Cash flows from operating activities
Net income	$27,978,900	$9,058,769
Depreciation	1,114,264	855,729
Amortization	1,103,231	809,192
Loss on disposal of property, plant and equipment	10,038	-
Provision for doubtful debts	9,549	-
Impairment on investment	4,831,386	-
Changes in fair value of warrants	(29,093,546)	-

Adjustments to reconcile net income
to net cash provided by operating activities:
Trade receivables, net	(585,369)	(1,305,806)
Inventories	2,334	224,124
Advances to suppliers	(213,599)	858,369
Prepayments	(127,319)	131,668
Tender deposits	(9,030)	26,649
Travel advances to shareholders	(32,525)	(5,750)
Advances to employees	212,893	152,944
Other receivables	646,122	-
Accounts payable	210,964	(197,352)
Income tax payable	(365,188)	457,219
Turnover and other taxes	(224,376)	249,400
Expected warranty liabilities	(17,894)	(8,533)
Customer deposits	303,929	(218,802)
Accrued liabilities	339,679	(42,702)
Other payables	-	(22,870)

Net cash provided by operating activities	$6,094,443	$11,022,248

Cash flows from investing activities
Decrease in restricted cash	$95,191	$112,683
Repayment from a director	-	1,080,457
Purchase of plant and equipment	(3,905,935)	(1,172,432)
Purchase of intangibles	(8,592,797)	-
Deposit for technology-based designed	(4,316,306)	(1,723,593)
Deposit for the acquisition of subsidiary	-	(7,725,445

Net cash used in investing activities	$(16,719,847)	$(9,428,330)

Cash flows from financing activities
Proceeds from exercise of Series J Convertible
Preferred Stock	$-	$6,580,000

Net cash provided by financing activities	$-	$6,580,000

SUNWAY GLOBAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

	2009	2008

Net in cash and cash equivalents (used)/sourced	$(10,625,404)	$8,173,918

Effect of foreign currency translation on
cash and cash equivalents	152,703	1,195,923

Cash and cash equivalents–beginning of year	15,189,941	5,820,100
Cash and cash equivalents–end of year	$4,717,240	$15,189,941

	2009	2008
Supplementary cash flow information:
Tax paid	$1,134,119	$1,269,609
Interest received	55,627	66,935
Interest paid	1,727	-

SUPPLEMENTAL NON-CASH DISCLOSURES:

1.	During the years ended December 31, 2009 and 2008, an amount of $1,723,593 and nil were transferred from “deposit for the acquisition of technology-based design” to “intangible assets”, respectively.

2.
During the years ended December 31, 2009 and 2008, an amount of $7,725,445 and nil were transferred from “deposit for the acquisition of subsidiary” to “acquisition of subsidiary, net of cash acquisition”.

Regarding the non-cash disclosures of Liheng acquisition, the balance was transferred to the following assets, liabilities and statement of incomes:

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

(y)	Reclassification

Certain amounts in the prior year have been reclassified to conform to the current year’s presentation.

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

A reconciliation between the income tax computed at the U.S. statutory rate and the Group’s provision for income tax is as follows:

	2009	2008

U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	(34)%	(34)%
PRC CIT	25%	25%
Tax holiday	(10)%	(10)%

Provision for income taxes	15%	15%

The provision for income taxes consists of the following:

	2009	2008

Current tax - PRC CIT	$768,318	$1,726,828

Deferred tax provision	-	-

Income tax expenses	$768,318	$1,726,828

The Reconciliation of non-taxable and non-tax deductible items is as follows:

	2009	2008

Income before taxation (as per reported)	$28,997,256	$10,785,597
Add: Impairment on investment	4,831,386	-
Other non-tax deductible items	387,024	726,589

Less: Change in fair value of warrants	(29,093,546)	-

Adjusted PRC EIT taxable income	$5,122,120	$11,512,186

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

14.	EARNINGS PER SHARE

The calculation of the basic and diluted earnings per share attributable to the common stock holders is based on the following data:

	2009	2008
Income:
Income for the purpose of basic earnings per share	$27,978,900	$9,058,769

Effect of dilutive potential common stock	-	-

Income for the purpose of dilutive earnings per share	$27,978,900	$9,058,769

Number of shares:
Weighted average number of common stock for the purpose of basic earnings per share	18,499,736	15,127,645
Effect of dilutive potential common stock
-conversion of Series A
convertible preferred stock	-	1,386,169
-conversion of Series B
convertible preferred stock	4,814,820	4,883,223
-conversion of Warrant Series A	2,843,862	2,349,426
-conversion of Warrant Series B	1,096,842	773,773
-conversion of Warrant Series J	-	1,917,519
-conversion of Warrant Series C	2,337,659	1,886,496
-conversion of Warrant Series D	852,777	546,344

Weighted average number of common stock for the purpose of dilutive earnings per share	30,445,696	28,870,595

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

Level 2
Inputs to the valuation methodology include
quoted prices for similar assets or liabilities in active markets quoted prices for identical or similar assets or liabilities in inactive markets inputs other than quoted prices that are observable for the asset or liability inputs that are derived principally from or corroborated by observable market data by correlation or other means
If the asset or liability has a specified (contractual) term, the level 2 input must be observable for substantially the full term of the asset or liability.

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

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

19.	RESTATEMENTS

During the course of internal evaluation, our accounting staff discovered some misstatements in our previously reported financial statements for the year ended December 31, 2007 that required correction relating to the improper classification of additional paid in capital items. To correct this error, the overstated additional paid-in capital was adjusted down by $4,855,640, and understated retained earnings were adjusted up by $4,855,640.  The financial statements for the year ended December 31, 2008 and 2009 will have the same amount of adjustment on additional paid-in capital and retained earnings.

The 2008 and 2009 changes are shown in the following:

BALANCE SHEETS

ITEMS	2008	2008
	Original	Restated
STOCKHOLDERS’ EQUITY
Additional paid-in capital	22,679,965	17,824,325
Statutory reserves	2,127,978	2,127,978
Retained earnings	12,247,049	17,102,689
Accumulated other comprehensive income	2,844,190	2,844,190

	$39,899,185	$39,899,185

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$41,365,854	$41,365,854

As a result of the restatement of the consolidated balance sheet as of December 31, 2007 that has carryover effect to December 31, 2008, additional paid-in capital decreased from $22,679,965 to $17,824,325. The retained earnings increased from $12,247,049 to $17,102,689. The assets, liabilities and total stockholders’ equity have no changes.

BALANCE SHEETS

ITEMS	2009	2009
	Original	Restated
STOCKHOLDERS’ EQUITY
Additional paid-in capital	18,689,023	13,833,383
Statutory reserves	3,033,855	3,033,855
Retained earnings	(26,590,859)	(21,735,219)
Accumulated other comprehensive income	2,915,737	2,915,737

	$(1,952,241)	$(1,952,241)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$40,545,104	$40,545,104

As a result of the restatement of the consolidated balance sheet as of December 31, 2007 that has carryover effect to December 31, 2008 and 2009, the 2009 additional paid-in capital decreased from $18,689,023 to $13,833,383. The retained earnings increased from $(26,590,859) to $(21,735,219). The assets, liabilities and total stockholders’ equity have no changes.

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

During the course of internal evaluation, our accounting staff found the following misstatements in our previously reported financial statements for the fiscal year ended December 31, 2008 and fiscal quarters ended December 31, 2009 that required correction, relating to changes in fair value of warrants and impairment on investment.:

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

In addition, management identified an improper classification of additional paid in capital items for the year ended December 31, 2007; overstated additional paid-in capital was adjusted down by $4,855,640, and understated retained earnings were adjusted up by $4,855,640. Financial statements for the year ended December 31, 2008 and 2009 will have the same amount of adjustment.

Based upon their evaluation as of the end of the period covered by this annual report, the Company’s chief executive officer and chief financial officer concluded that, in spite of the significant deficiencies in internal control over financial reporting described below, the Company’s disclosure controls and procedures are not effective as of December 31, 2009.

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

Our management is not aware of any material weaknesses in our internal control over financial reporting, and nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statements as of December 31, 2009 except that some carryover adjustments from the fiscal year December 31, 2007 will have carryover corresponding changes in the year of 2008 and 2009.  Besides the carryover adjustments from 2007, the reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements. Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement of omission in any report we have filed with or submitted to the Commission. Accordingly, we believe that our financial controls were effective.

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

Name	Title	Date

/s/ Liu Bo	Chief Executive Officer and	February 14, 2011
Liu Bo	Chairman of the Board of Directors

/s/ Samuel Sheng	Chief Financial Officer (principal financial	February 14, 2011
Samuel Sheng	and accounting officer)

/s/ Liang Deli	Director	February 14, 2011
Liang Deli