Form 10-K/A
period 2007-12-31
Sunway Global Inc.
filed 2011-02-24
CIK 1096840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 5

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Fiscal Year Ended December 31, 2007*

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number: 000-27159

SUNWAY GLOBAL INC.
(Exact name of registrant as specified in its charter)

Nevada	65-0439467
(State or other jurisdiction of	(IRS Employer Identification
incorporation or organization)	No.)

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

EXPLANATORY NOTE:

The Amendment No. 5 to Sunway Global Inc, (the “Company”, “Sunway”)’s Annual report on Form 10K/A for the year ended December 31, 2007 (the “Amended 10-K”),is being filed as a result of the Company’s recent discovery of certain incorrect classifications of paid-in capital and retained earnings.

This Amended 10-K is being filed to make to amend, the earnings per share, paid-in capital and retained earnings accounts in the Balance Sheet as of December 31, 2007 and the Statements of Shareholders’ Equity for the year ended December 31, 2007. In addition, this Amended 10-K is being filed to amend the net profit for the year 2007 in Note 17 and the calculation of basic and diluted earnings per share for 2007. This Amended 10-K also includes corrections to certain typographical errors in the Index to Financial Statements, and also includes changes to Item 9A - Evaluation of Disclosure Controls and Procedures. In addition, this Amended 10-K includes an adjustment to the audit report of the Company’s independent registered accountants to reflect certain changes to Notes 17 and 22 of the financial statements. No other information included in the original Form 10-KSB or prior four Amendments on Form 10-K/A are amended hereby.

For convenience and ease of reference, the Company is filing the annual report in its entirety with applicable changes. Unless otherwise stated, all information contained in this Amended 10-K, is as of April 8, 2008, the filing date of the original Annual Report. Except as stated herein, this Amended 10-K does not reflect events or transactions occurring after April 8, 2008 and does not contain any modifications or updates to the disclosure contained in the Annual Report  filed on April 8, 2008 that may have been affected by events or transactions occurring subsequent to such filing date. No information in the Annual Report other than as set forth above is amended hereby.

FORWARD LOOKING STATEMENTS

In this annual report, references to “Sunway Global,” “Sunway,” “SUWG,” “the Company,” “we,” “us,” and “our” refer to Sunway Global Inc.

This Annual Report on Form 10-K/A (including the section regarding Management's Discussion and Analysis or Plan of Operation) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-K/A. Additionally, statements concerning future matters are forward-looking statements.

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

Medicine Dispensing Systems

We have developed a new medicine dispensing system, Sunway Automatic Dispensing and Packing (“SADP”) primarily for hospital use, which we launched commercially in the first quarter of 2008. Our SAPD is a computerized system that can automatically fill medical prescriptions for oral medications in single or multiple dosages with high efficiency. Based on the prescriptions entered into the system by pharmacists, the system automatically dispenses and packages the prescribed amount of medication with printed labels that provides a patient’s name, location in the hospital, hospital bed identification, name of medication, quantity of medication and instructions for taking the medication. The prescription information can be stored in medicine dispensing system for up to one year for future reference. Each medicine dispensing system is connected with hospital computer network and can retrieve information from the network when necessary. Our SADP is capable of dispensing and packaging up to 60 prescriptions in one minute and can fill the prescriptions and package medication for 500 patients based on three doses per day in approximately 30 minutes.

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

	Fiscal Year Ended December 31,
	2007	2006	Change	Change rate
Net Revenues	$11,865,138	$8,914,139	$2,950,999	33.10%
Cost of net revenues	$3,473,411	$2,386,996	$1,086,415	45.51%
Gross Profit	$8,391,727	$6,527,143	$1,864,584	28.57%
Gross Margin	70.73%	73.22%		$-2.49%
Operating Income	$5,829,728	$4,825,513	$1,004,215	20.81%
Net Income	$6,047,505	$4,029,553	$2,017,952	50.08%
Net profit margin	50.97%	45.20%		5.77%

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

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SUNWAY GLOBAL INC.

INDEX TO FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firms	F-2

Consolidated Balance Sheets as of December 31, 2007 and December 31, 2006	F-3 – F-4

Consolidated Statements of Income for the Years Ended December 31, 2007 and December 31, 2006	F-5

Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2007 and December 31, 2006	F-6

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007 and December 31, 2006	F-7 – F-8

Notes to Consolidated Financial Statements	F-9 – F-37

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
Except for note 17 and 22 which are dated January 31, 2011

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

See notes to consolidated financial statements

SUNWAY GLOBAL INC.

CONSOLIDATED BALANCE SHEETS (Continued)
AS AT DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

	Notes	2007	2006
		Restated	Restated
STOCKHOLDERS’ EQUITY
Series A Convertible Preferred Stock $0.0000001 par value; 400,000 shares authorized; 228,531 shares issued and outstanding at Dec 31, 2007 and 2006		$1	$1
Series B Convertible Preferred Stock $0.0000001 par value; 400,000 shares authorized; 165,432 shares issued and outstanding at Dec 31, 2007 and 2006	16	1	1

Common stock at $0.0000001 par value; 100,000,000 shares authorized; 223,658 shares issued and outstanding at Dec 31, 2007 and 2006		1	1
Additional paid-in capital		11,244,325	4,223,632
Statutory reserves		2,127,978	1,124,073
Retained earnings		8,043,920	4,844,680
Accumulated other comprehensive income
Unrealised gain on investment		-	423,537
Foreign currency translation		1,180,288	419,668

		$22,596,514	$11,035,593

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$23,767,238	$11,903,103

See notes to consolidated financial statements

SUNWAY GLOBAL INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

		2007	2006
	Notes	Restated	Restated

Net revenues	21	$11,865,138	$8,914,139
Cost of net revenues	21	(3,473,411)	(2,386,996)

Gross profit		$8,391,727	$6,527,143

Selling expenses		(234,792)	(238,212)
General and administrative expenses		(2,327,207)	(1,463,418)

Operating income		$5,829,728	$4,825,513
Interest income/(expenses), net	18	51,852	(5,175)
Gain on disposal of investments	4	1,346,989	-

Income before income taxes		$7,228,569	$4,820,338

Income taxes	19	(1,181,064)	(790,785)

Net income		$6,047,505	$4,029,553

Foreign currency translation		760,620	290,692
Unrealized gain on investments		-	423,537
Reclassification adjustment		(423,537)	-

Comprehensive income		$6,384,588	$4,743,782

Net income per share:
-Basic	17	$18.79	$18.02

-Diluted	17	$0.28	$18.02

Weighted average number of common stock
-Basic	17	223,658	223,658

-Diluted	17	14,814,958	223,658

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

17.	EARNINGS PER SHARE

The calculation of the basic and diluted earnings per share attributable to the common stock holders is based on the following data:
Earnings:	2007	2006
	(Restated)
Net profit for the year	$6,047,505	$4,029,553
Beneficial conversion feature of convertible preferred stock	(1,844,360)	-
Earnings for the purpose of basic earnings per share	4,203,145	4,029,553
Effect of dilutive potential common stock	-	-
Earnings for the purpose of basic earnings per share	$4,203,145	$4,029,553

Number of shares:
Weighted average number of common stock for the purpose of basic earnings per share	223,658	223,658
Effect of dilutive potential common stock
- conversion of Series A
convertible preferred stock	9,628,340	-
- conversion of Series B
convertible preferred stock	4,962,960	-

Weighted average number of common stock for the purpose of dilutive earnings per share	14,814,958	223,658

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

 In addition, during the course of internal evaluation, management identified an improper classification of additional paid in capital items for the year ended December 31, 2007; overstated additional paid-in capital was adjusted down by $4,855,640, and understated retained earnings were adjusted up by $4,855,640. The earnings for the purpose of basic earnings per share also changed owing to the reduction of 1,844,360 as complied to ASC 470-20-35-7 (c) The basic and diluted earnings per share are changed accordingly.

SUNWAY GLOBAL INC.

BALANCE SHEETS

ITEMS	Original	Restated
	December 31,
	2007	2007
ASSETS
Current assets
Cash and cash equivalents	$5,820,100	$5,820,100
Restricted cash	491,049	-
Short term investments	-	-
Trade receivables, net	1,525,201	1,525,201
Inventories	766,933	766,933
Advances to suppliers	1,331,159	1,331,159
Prepayments	125,333	125,333
Tender deposits	131,013	131,013
Travel advances to shareholders	30,824	30,824
Advances to employees	548,364	548,364

Total current assets	$10,769,976	$10,278,927
Restricted cash	-	491,049
Amount due from a related company	585,678	585,678
Amount due from a director	1,028,474	1,028,474
Property, plant and equipment, net	4,449,619	4,449,619
Intangibles, net	6,933,491	6,933,491

TOTAL ASSETS	$23,767,238	$23,767,238

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short term bank loans	$-	$-
Accounts payable	245,917	245,917
Income tax payable	157,877	157,877
Turnover and other taxes	143,857	143,857
Expected warranty liabilities	55,351	55,351
Customers deposits	208,274	208,274
Accrued liabilities	323,464	323,464
Other payables	35,984	35,984

Total current liabilities	$1,170,724	$1,170,724

TOTAL LIABILITIES	$1,170,724	$1,170,724

SUNWAY GLOBAL INC.

BALANCE SHEETS (Continued)

ITEMS	Original	Restated
	December 31,
	2007	2007
STOCKHOLDERS’ EQUITY
Series A Convertible Preferred Stock $0.0000001 par value; 400,000 shares authorized; 228,531 shares issued and outstanding at Dec 31, 2007 and 2006	$246	$1
Series B Convertible Preferred Stock $0.0000001 par value; 400,000 shares authorized; 165,432 shares issued and outstanding at Dec 31, 2007 and 2006	165	1

Common stock at $0.0000001 par value; 100,000,000 shares authorized; 223,658 shares issued and outstanding at Dec 31, 2007 and 2006	224	1
Additional paid-in capital - Note 22(a)	16,352,833	11,244,325
Statutory reserves	2,165,287	2,127,978
Retained earnings - Note 22(a)	3,317,141	8,043,920
Accumulated other comprehensive income
Unrealised gain on investment	-	-
Foreign currency translation	760,618	1,180,288

	$22,596,514	$22,596,514

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,767,238	$23,767,238

SUNWAY GLOBAL INC.

BALANCE SHEETS

ITEMS	Original	Restated
	December 31,
	2006	2006
ASSETS
Current assets
Cash and cash equivalents	$1,757,388	$1,749,048
Restricted cash	-	-
Short term investments	1,702,718	1,702,718
Trade receivables, net	1,467,963	1,467,963
Inventories	376,708	376,708
Advances to suppliers	294,535	294,535
Prepayments	334,658	334,658
Tender deposits	42,924	42,924
Travel advances to shareholders	7,288	6,457
Advances to employees	54,992	54,992

Total current assets	$6,039,174	$6,030,003
Amount due from a related company	-	-
Amount due from a director	-	-
Property, plant and equipment, net	4,715,150	4,715,150
Intangibles, net	1,157,950	1,157,950

TOTAL ASSETS	$11,912,274	$11,903,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short term bank loans	$191,877	$191,877
Accounts payable	57,289	57,289
Income tax payable	249,844	249,843
Turnover and other taxes	110,886	110,886
Expected warranty liabilities	22,811	22,811
Customers deposits	67,157	67,157
Accrued liabilities	164,537	164,537
Other payables	3,108	3,110

Total current liabilities	$867,509	$867,510

TOTAL LIABILITIES	$867,509	$867,510

SUNWAY GLOBAL INC.

BALANCE SHEETS (Continued)

ITEMS	Original	Restated
	December 31,
	2006	2006
STOCKHOLDERS’ EQUITY
Series A Convertible Preferred Stock $0.0000001 par value; 400,000 shares authorized; 228,351 shares issued and outstanding at Dec 31, 2007 and 2006	$246	$1
Series B Convertible Preferred Stock $0.0000001 par value; 400,000 shares authorized; 165,432 shares issued and outstanding at Dec 31, 2007 and 2006	-	1

Common stock at $0.0000001 par value; 100,000,000 shares authorized; 223,658 shares issued and outstanding at Dec 31, 2007 and 2006	224	1
Additional paid-in capital	4,476,665	4,223,632
Statutory reserves	1,161,382	1,124,073
Retained earnings	4,973,541	4,844,680
Accumulated other comprehensive income	432,707	-
Unrealised gain on investment	-	423,537
Foreign currency translation	-	419,668

	$11,044,765	$11,035,593

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,912,274	$11,903,103

SUNWAY GLOBAL INC.

STATEMENTS OF INCOME

ITEMS	Original	Restated
	For Year Ended December 31,
	2007	2007

Net revenues	$11,865,138	$11,865,138
Cost of net revenues	(3,473,411)	(3,473,411)

Gross profit	$8,391,727	$8,391,727

Selling expenses	(234,792)	(234,792)
General and administrative expenses	(2,327,207)	(2,327,207)

Operating income	$5,829,728	$5,829,728
Interest income/(expenses), net	51,852	51,852
Gain on disposal of investments	1,346,989	1,346,989

Income before income taxes	$7,228,569	$7,228,569

Income taxes	(1,181,064)	(1,181,064)

Net income	$6,047,505	$6,047,505

Foreign currency translation	713,324	760,620
Unrealized gain on investments	-	-
Reclassification adjustment	(423,537)	(423,537)

Comprehensive income	$6,337,292	$6,384,588

Net income per share:
-Basic	$27.04	$18.79

-Diluted	$0.41	$0.28

Weighted average number of common stock
-Basic	223,653	223,658

-Diluted	14,814,953	14,814,958

SUNWAY GLOBAL INC.

STATEMENTS OF INCOME

ITEMS	Original	Restated
	For Year Ended December 31,
	2006	2006

Net revenues	$8,914,139	$8,914,139
Cost of net revenues	(2,386,996)	(2,386,996)

Gross profit	$6,527,143	$6,527,143

Selling expenses	(238,212)	(238,212)
General and administrative expenses	(1,405,232)	(1,463,418)

Operating income	$4,883,699	$4,825,513
Interest income/(expenses), net	33,421	(5,175)
Loss on disposal of fixed assets	(58,186)	-

Income before income taxes	$4,858,934	$4,820,338

Income taxes	(790,785)	(790,785)

Net income	$4,068,149	$4,029,553

Foreign currency translation	261,267	290,692
Unrealized gain on investments	423,537	423,537
Reclassification adjustment	-	-

Comprehensive income	$4,752,953	$4,743,782

Net income per share:
-Basic	$18.19	$18.02

-Diluted	$18.19	$18.02

Weighted average number of common stock
-Basic	223,653	223,658

-Diluted	223,653	223,658

SUNWAY GLOBAL INC.

STATEMENT OF CASH FLOWS

ITEMS	Original	Restated
	For Year Ended December 31,
	2007	2007
Cash flows from operating activities
Net income	$6,047,505	$6,047,505
Depreciation	1,186,203	1,186,203
Amortization	218,260	218,260
Profit on disposal of investments	(1,346,989)	(1,346,989)

Adjustments to reconcile net income to net cash provided by operating activities:
Trade receivables, net	42,054	42,054
Inventories	(349,802)	(349,802)
Advances to suppliers	(975,910)	(975,910)
Prepayments	223,112	223,112
Tender deposits	(81,747)	(81,747)
Travel advances to shareholders	(21,764)	(21,764)
Advances to employees	(470,106)	(470,106)
Accounts payable	178,921	178,921
Income tax payable	(104,819)	(104,819)
Turnover and other taxes	24,330	24,330
Expected warranty liabilities	29,737	29,737
Customers deposits	131,064	131,064
Accrued liabilities	141,730	141,730
Other payables	31,362	31,362

Net cash provided by operating activities	$4,903,141	$4,903,141

Cash flows from investing activities
Sale of plant and equipment	$-	$-

Sale of short term investments	6,073,136	6,073,136
Restricted cash	(491,049)	(491,049)
Advances to related company	(562,406)	(562,406)
Advances to a director	(988,757)	(988,757)
Purchase of short term investments	(3,413,328)	(3,413,328)
Purchase of plant and equipment	(619,627)	(619,627)
Purchase of intangibles assets	(5,687,457)	(5,687,457)
Net cash used in investing activities	$(5,689,488)	$(5,689,488)

Cash flows from financing activities
Proceeds from vision re: Debentures	$199,202	$199,202
Preference Stock	4,977,133	4,977,133
Bank borrowings	-	-
Bank loan repayments	(196,923)	(196,923)
Net cash provided by financing activities	$4,979,412	$4,979,412

SUNWAY GLOBAL INC.

STATEMENT OF CASH FLOWS (Continued)

ITEMS	Original	Restated
	For Year Ended December 31,
	2007	2007

Net in cash and cash equivalents sourced	$4,193,065	$4,193,065

Effect of foreign currency translation on cash and cash equivalents	(130,353)	(122,013)

Cash and cash equivalents-beginning of year	1,757,388	1,749,048

Cash and cash equivalents-end of year	$5,820,100	$5,820,100

	2007	2007
Supplementary cash flow information:
Tax paid	$1,117,678	$1,117,678
Interest received	61,983	61,983
Interest paid	9,442	9,442

SUNWAY GLOBAL INC.

STATEMENT OF CASH FLOWS

ITEMS	Original	Restated
	For Year Ended December 31,
	2006	2006
Cash flows from operating activities
Net income	$4,068,149	$4,029,553
Depreciation	874,376	874,376
Amortization	24,745	24,745

Provision for bad debs	2,891	2,891
Loss on disposal of fixed assets	58,186	58,186

Adjustments to reconcile net income to net cash provided by operating activities:

Trade receivables, net	(578,245)	(578,245)
Inventories	205,365	205,365
Advances to suppliers	48,209	48,209
Prepayments	(68,507)	(68,507)
Tender deposits	(42,040)	(42,040)
Travel advances to shareholders	(3,588)	(3,588)
Advances to employees	(53,859)	(53,859)
Accounts payable	(286,297)	(286,297)
Income tax payable	154,564	154,564
Turnover and other taxes	50,234	50,234
Expected warranty liabilities	22,341	22,341
Customers deposits	(331,002)	(331,002)
Accrued liabilities	66,702	66,702
Other payables	(12,247)	(12,247)

Net cash provided by operating activities	$4,199,977	$4,161,381

Cash flows from investing activities
Sale of plant and equipment	$48,359	$48,359

Advances to a director	(2,736)	(2,736)
Purchase of short term investments	(1,301,195)	(1,301,195)
Purchase of plant and equipment	(2,261,375)	(2,261,375)
Purchase of intangibles assets	-	-
Net cash used in investing activities	$(3,516,947)	$(3,516,947)

Cash flows from financing activities
Bank borrowings	$375,851	$375,851
Bank loan repayments	(451,021)	(451,021)
Net cash used in financing activities	$(75,170)	$(75,170)

SUNWAY GLOBAL INC.

STATEMENT OF CASH FLOWS (Continued)

	Original	Restated
	For Year Ended December 31,
	2006	2006

Net in cash and cash equivalents sourced	$607,860	$569,264

Effect of foreign currency translation on cash and cash equivalents	(38,797)	(8,541)

Cash and cash equivalents-beginning of year	1,188,325	1,188,325

Cash and cash equivalents-end of year	$1,757,388	$1,749,048

	2006	2006
Supplementary cash flow information:
Tax paid	$965,229	$965,229
Interest received	62,688	24,092
Interest paid	28,863	28,863

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

22.	RESTATEMENTS

During the course of internal evaluation, our accounting staff discovered some misstatements in our financial statements for the year ended December 31, 2007 that required correction relating to the improper classification of additional paid in capital items. To correct this error, the overstated additional paid-in capital was adjusted down by $4,855,640, and understated retained earnings were adjusted up by $4,855,640. The earnings for the purpose of basic earnings per share also changed owing to the reduction of 1,844,360 in Note 17 as complied to ASC 470-20-35-7 (c). The changes are shown in the following Note 22(a):

Note 22(a)

BALANCE SHEETS

ITEMS

2007
ADDITIONAL PAID-IN CAPITAL
Original as reported on April 8, 2008	$16,352,833
Amended on January 19, 2009	(252,868)
Amendment as at January 19, 2009	$16,099,965
Amendment on reclassification of warrant beneficiary conversion features	(4,855,640)
$11,244,325

RETAINED EARNINGS
Original as reported on April 8, 2008	$3,317,141
Amended on January 19, 2009	(128,861)
Amendment as at January 19, 2009	$3,188,280
Amendment on reclassification of warrant beneficiary conversion features	4,855,640
$8,043,920

As a result of the restatement of the consolidated balance sheet as of December 31, 2007, additional paid-in capital decreased from $16,099,965 to $11,244,325. The retained earnings increased from $3,188,280 to $8,043,920. The assets, liabilities and total stockholders’ equity have no changes.

STATEMENT OF INCOME

ITEMS		2007	2007
		Original	Restated

Net income per share:
- Basic	16	$27.04	$18.79
- Diluted	16	0.41	0.28

As a result of adding of $1,844,360 beneficial conversion feature of convertible preferred stock earnings deduction in 2007 of Note 16, the basic earnings per share calculation of 2007, was changed from $6,047,505 to $4,203,145. The basic and diluted earnings per share of 2007 were changed from $27.04 to $18.79 and from $0.41to $0.28 accordingly.

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

In addition, during the course of internal evaluation, management identified an improper classification of additional paid in capital items for the year ended December 31, 2007; overstated additional paid-in capital was adjusted down by $4,855,640, and understated retained earnings were adjusted up by $4,855,640. The earnings for the purpose of basic earnings per share of 2007 in Note 17 also changed owing to the reduction of 1,844,360 as complied to ASC 470-20-35-7 ( c). The basic and diluted earnings per share of 2007 are changed accordingly.

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

Our management is not aware of any material weaknesses in our internal control over financial reporting, and nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statements as of December 31, 2007. The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements. Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement of omission in any report we have filed with or submitted to the Commission. Accordingly, we believe that our internal control over financial reporting were effective.

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

Name	Title	Date

/s/ Liu Bo	Chief Executive Officer and Chairman of the	February 14, 2011
Liu Bo	Board of Directors

/s/ Samuel Sheng	Chief Financial Officer (principal financial	February 14, 2011
Samuel Sheng	and accounting officer)

/s/ Liang Deli	Director	February 14, 2011
Liang Deli