Form 10-K
period 2010-12-31
Sunway Global Inc.
filed 2011-04-15
CIK 1096840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Fiscal Year Ended December 31, 2010

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Copies to:
Marc Ross, Esq.
Sichenzia Ross Friedman Ference LLP
61 Broadway
New York, New York 10006
Phone: (212) 930-9700
Fax: (212) 930-9725

Securities registered pursuant to Section 12(b) of the Act: None.

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
☐Yes      ☐No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates computed by reference to the price at which the common stock was sold as of the June 30, 2010 was approximately $18,124,395.60.

As of April 11, 2011, there were 18,499,736 issued and outstanding shares of the issuer’s common stock.

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

Our customers are primarily hospitals and medical appliance companies in the People’s Republic of China (the “PRC”). As the market for pneumatic transport systems (“PTS”) and medicine dispensing system (“SADP”)are still an emerging market, official data about the industry in general and competition in particular have not been readily available. Based on information we have collected from bids, the internet and other market intelligence, it is our estimate that among the hospitals that have adopted pneumatic transport systems and medicine dispensing system in China, we were the supplier to the largest number of hospitals in2005, 2006, 2007, 2008 and 2009. In 2005, we sold 1,105 units PTS to 43 hospitals and medical facilities and recognized revenue of $5,047,365. In 2006, we sold 1,930 units PTS to 65 hospitals and medical facilities and recognized revenue of $8,914,139. In 2007, we sold 2,575 units PTS to 87 hospitals and medical facilities and recognized revenue of $11,865,138. In 2008, we sold 3,669 units PTS and 5 units SADP to 96 hospitals. In 2009, we sold 2,279 units PTS and 11 units SADP to 52hospitals.  In 2010, we sold 3,871 units PTS to 76 hospitals and 25 units SADP to   hospitals. We sold our products both directly, through our sales employees and direct sales office and indirectly, through nineteen domestic independent sales agents and a European sales agent. Our sales network covers Beijing, Shanghai, Guangzhou, Xi’an, Chongqing and 22 other provinces in the PRC.

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

On June 6, 2007, we acquired World Through Limited, a British Virgin Islands Corporation (“WTL”) through a share exchange transaction with WTL and Rise Elite International Limited (“Rise Elite”), a company incorporated under the laws of the British Virgin Islands and the owner of 100% of the outstanding voting stock of WTL. WTL owns all of the stock of Sunway World Through Technology (Daqing) Co., Ltd. (“SWT”), a wholly foreign-owned enterprise (“WFOE”) organized under the laws of the PRC. SWT has a series of contracts with our operating company, Daqing Sunway Technology Co., Ltd. (“Daqing Sunway”), a company organized under the laws of the PRC, which gives it control over Daqing Sunway’s business, personnel and finances as if it were a wholly owned subsidiary of SWT. The transaction was structured in this way because PRC regulations require that Daqing Sunway be acquired for cash and the natural person in control of WTL was unable to raise sufficient funds to pay the full value for Daqing Sunway’s shares of assets in cash prior to the acquisition.

As contemplated by the reverse merger and approved by a majority of shareholders on June 28, 2007, the Company effected a 86.3035-for-one reverse split of its common stock that took effect on February 7, 2008.

Also on February 7, 2008, we changed our name from National Realty and Mortgage, Inc. to Sunway Global Inc.

On March 16, 2008, SWT acquired Beijing Sunway New-force Medical Treatment Tech Co., Ltd. (“Beijing Sunway”) as its wholly-owned subsidiary.  Beijing Sunway was incorporated in Beijing, PRC on May 24, 2007.

On January 16, 2009, WTL acquired Qingdao Liheng textiles co., Ltd.(“Liheng”) as its wholly-owned subsidiary, Liheng was incorporated in Qingdao, PRC on June 6, 2003.

The current structure of the Company and its subsidiaries is set forth below:

The Company, through its subsidiaries and Daqing Sunway, is now in the business of designing, manufacturing and selling logistic transport systems and medicine dispensing systems and equipment.

Description of Our Products and Services

Medical Transport Systems

The Company’s principal product has been the SUNTRANS-160 pneumatic tube transport system (“PTS”) used in hospitals and medical facilities. Pneumatic tube material transport systems are used in over 140 countries throughout the world with many of the systems used in hospitals and medical facilities. Our annual PTS sales in 2004, 2005, 2006, 2007, 2008, 2009 and 2010 were 785, 1,105, 1,930, 2,575, 3,669, 2,279 and 3,871 units (each unit consists of one workstation in a PTS), respectively. The average price of our PTS is approximately $154,850 (consisting of 30 workstations on average).

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

Medicine Dispensing Systems

We have developed a new medicine dispensing system (“SADP”) primarily for hospital use, which we launched commercially in the first quarter of 2008. Our SAPD is a computerized system that can automatically fill medical prescriptions for oral medications in single or multiple dosages with high efficiency. Based on the prescriptions entered into the system by pharmacists, the system automatically dispenses and packages the prescribed amount of medication with printed labels that provides a patient’s name, location in the hospital, hospital bed identification, name of medication, quantity of medication and instructions for taking the medication. The prescription information can be stored in medicine dispensing system for up to one year for future reference. Each medicine dispensing system is connected with hospital computer network and can retrieve information from the network when necessary. Our SADP is capable of dispensing and packaging up to 60 prescriptions in one minute and can fill the prescriptions and package medication for 500 patients based on three doses per day in approximately 30 minutes. Our annual SADP sales in 2008, 2009 and 2010 were 5, 11 and 25 units, respectively. The average price of our SADP is approximately $101,350.

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

Sales and Marketing

We sell our products directly through our sales employees and direct sales offices or indirectly through independent sales agents. As of the date of this report, we have nineteen domestic independent sales agents, one European sales agent and four direct sales office covering Beijing, Shanghai, Guangzhou, Chongqing, Xi’an and 22 other provinces, and 32 sales employees. Our sales agents purchase products from us and resell them at higher prices.

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

Customers

Our customers are primarily hospitals and medical appliance companies. The following table presents, for the periods indicated, our largest customers by revenue:

	Percentage of Sales
	Fiscal year ended December 31,
Customers	2010	2009

Customer H	7.31%	6.93%
Customer I	8.03%	6.46%
Customer A	7.13%	7.68%
Customer B	8.03%	8.15%
Customer D	8.10%	7.09%
Customer E	7.27%	9.09%
Customer F	9.96%	9.29%
Total	47.73%	54.69%

The payment terms of our standard sales agreement generally require a cash payment of 30% of the total purchase price within 5 days of the signing of the agreement, a cash payment of 30% of the total purchase price upon receipt of the products if there is no exterior damage to the products, a cash payment of 30% of the total purchase price upon installation, completion of testing, and acceptance of the products, and a cash payment of 10% the total purchase price after a year. The purchase price generally does notcontain shipping expenses. If a shipment is delayed in breach of a sales agreement, we are required to pay 1.0% of the total purchase price for each day delayed up to 10% of the total purchase price.

Technology and Research and Development

We have developed and own the intellectual property used in our products. Currently we hold thirteen PRC patents for our medical transport systems. In September 1999, Daqing Sunway was designated as a New-and-High-Technology Enterprise in Heilongjiang Province by the Science and Technology Commission of Heilongjiang Province.

We have 15 full-time employees engaged in research and development (“R&D”) efforts. Our R&D personnel specialize in the fields of software development, electronic engineering, machinery design and manufacture, electronic information technology, communication technology and application, automatic control technology and optoelectronic technology. Most of our R&D personnel have more than 5 years’ experience in their fields of specialty. We also outsource certain software development projects to third party software developers.

Currently, we are conducting R&D on products for use in banks, industrial companies and commercial use office buildings.

For the fiscal years ended December 31, 2010 and 2009, respectively, we expended approximately $240,445 and $203,876 on R&D activities.

Competition and Competitive Advantages

Pneumatic Transport System

Our main competitors in the supply of PTS are Beijing ChuanshengWeiye Science Trade Co., Ltd., Hainan Lingjing Medical Purification Project Co., Ltd., and Beijing Ruize Network Co., Ltd. While we are both a manufacturer and distributor of our medical transport systems, our competitors are distributors of imported pneumatic transport systems. Among these companies, Hainan Lingjing Medical Purification Project Co., Ltd. is a distributor of Swisslog’s pneumatic force transportation products, and Beijing Ruize Network Co., Ltd. is a distributor for Sumetzberger GMBH, an Austrian company.

As the market for pneumatic transport systems is still an emerging market in the PRC, official data about the industry in general, and competition in particular, have not been readily available. Based on the information we collected from competitive bids, the internet and other market intelligence, it is our estimate that among suppliers of pneumatic transport systems in the PRC, we were the supplier to the largest number of hospitals in the fiscal years ended December 31, 2010 and 2009 in Chinese Mainland.

The following table sets forth our estimates, based on information we have collected from bids, the internet and other market intelligence, of the relative number of hospitals and medical facilities in the PRC supplied with pneumatic transport systems by us and our major competitors in 2009 and 2010:

		Time of PRC	Percentage of PRC Hospitals Adopting PTS
Name	Brand	Market Entry	2010	2009
Sunway Global Inc.	Suntrans	2002	31%	34%
Company A	Brand A	1999	1%	4%
Company B	Brand B	1998	30%	29%
Company C	Brand C	1996	28%	20%
Company D	Brand D	2001	7%	7%
Company E	Brand E	1999	3%	6%

Medicine Dispensing Systems

We introduced our medicine dispensing systems to the market in May 2007. Currently, we face competition from Japanese manufacturers, Yuyama Manufacturing Co., Tosho Co., Inc. and Sany Co., Ltd., and a South Korean company, JV Medi Co., Ltd., whose products are imported into the PRC and sold through distributors. Since the introduction of our medical dispensing system to the market in January 2008, we have received orders to purchase eight units. We have sold and delivered 25 units and 11 units SADP in 2010 and 2009 respectively.

The following table sets forth our estimates, based on information we have collected from bids, the internet and other market intelligence, of the relative number of hospitals and medical facilities in the PRC supplied with medicine dispensing systems by us and our major competitors in 2010.

		Percentage of PRC Hospitals Adopting SADP
Name	Brand	2010
Sunway Global Inc.	Suntrans	20%
Company A	Brand A	32%
Company B	Brand B	18%
Company C	Brand C	26%
Other	Other	4%

 Competitive Advantages

We believe that we have the following competitive advantages over our competitors:

Cost: We have cost advantages because we source our supplies domestically and our products are manufactured domestically using technologies developed by us. Our major competitors are domestic distributors of imported products that cost more in both materials and labor and, additionally, are subject to customs duties. As a result, our PTS is generally priced lower than our competitors’ products - our PTS is priced at approximately $154,850 per unit while our cost of sales is approximately $49,014 per unit, representing a gross margin of approximately 68.35%. We estimate that similar products of our competitors are priced at approximately $210,000 per unit. Our medicine dispensing system, which we launched in 2008, is priced at $101,349 per unit while our cost of sales is approximately $31,268, representing a gross margin of approximately 67.91%. We estimate that our competitors’ prices range from $151,900 to $189,900.

Large Existing Customer Base and Customer Loyalty: As of the end of 2010, we estimate, based on information we have collected through competitive bids, internet research and other market sources, that we had an approximate 50% share in hospitals and medical facilities using pneumatic tube systems in the PRC market based on the number of hospitals and medical facilities that have adopted pneumatic tube transport systems in China, as compared to an approximate 20% for our largest competitor, Swisslog. Our large existing customer base, which includes approximately 268 hospitals as our end users, provides us an advantage in the marketing and sales of additional products and services, both because existing customers are an important source of new orders, and because we are frequently referred to new customers by our existing customers due to our cost advantage, localized technology and excellent service.

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

Employees

Presently we have 261 full-time employees and contractors, out of which 46 are management and accounting personnel, 15 are R&D personnel, 32 are marketing and sales personnel and 168 are manufacturing personnel and after-service personnel.

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

Pursuant to the tax laws of PRC, general enterprises are subject to income tax at an effective rate of 25%. Companies qualified as hi-technology companies are subject to certain preferential tax treatment. Daqing Sunway was approved as a domestic hi-technology company and enjoys a 15% corporate income tax rate according to National New and High Tech Development Zone Taxes Policy.

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

We have at least two suppliers for most of the principal supplies used in the manufacture of our products, including composite panels, aluminum frames, microprocessors and other IC chips, power supplies, fans, U-PVC tubes and equipment chassis. The suppliers of these supplies are PRC companies. We purchase LCD panels from one supplier only, Truly Semiconductors Limited, a Japanese manufacturer. Although we believe that our supplies are generally available in the market and that we are not at great risk of disruption to these supply chains, there can be no guarantee that the markets for these supplies will not be disrupted, for business or economic reasons relating to a particular manufacturing sector, or for economic or political reasons affecting the PRC more generally.

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

On July 21, 2005, the PRC government changed its decade-old policy pegging the value of the RMB to the U.S. dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 21.12% appreciation of the Renminbi against the U.S. dollar as of February 24, 2010, based on the exchange rate of the base period at $1 = 8.27 Yuan on July 21, 2005.While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar.

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

Because our principal assets are located outside of the United States and all of our directors and all our officers reside outside of the United States, it may be difficult for you to enforce your rights based on U.S. Federal Securities Laws against us and our officers and some directors in the U.S. or to enforce U.S. Court Judgment against us or them in the PRC.

All of our directors and officers reside outside of the United States. In addition, DaqingSunway, which functions as our operating subsidiary, is located in the PRC and substantially all of its assets are located outside of the United States. It may therefore be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the U.S. Federal securities laws against us in the courts of either the U.S. or the PRC and, even if civil judgments are obtained in U.S. courts, to enforce such judgments in PRC courts. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement against us or our officers and directors of criminal penalties, under the U.S. Federal securities laws or otherwise.

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

Our officers, directors and affiliates beneficially own approximately 53% of our common stock. Liu Bo, our Chairman and Chief Executive Officer, beneficially owns approximately 41% of our common stock, and Liang Deli, a Director of the Company, beneficially owns approximately 5% of our common stock. As a result, Mr. Liu and Mr. Liang are able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporation transactions including business combinations. Yet Mr. Liu and Mr. Liang’s interests may differ from other stockholders.

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

Our office building is located in SaertuDaqing Software Development Zone, Daqing, Helongjiang Province, PRC.

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

Land Use Right

Set forth below is the detailed information regarding the land use right registered under the name of Daqing Sunway and Qingdao Liheng:

Registered owner of land use right	Location & certificate of land use right	Usage	(Approximate) square meters	Date of Issuance or Grant	Expiration Date
Daqing Sunway	Daqing Municipal Hi-Tech Development Zone, Zone Three, Daqing, Helongjiang Provice, PRC Daqing Municipality Guo Yong (2005) No. 021843	Industrial use	26,522	September 16, 2005	June 13, 2052

Qingdao Liheng	Qingdao Hi-Tech Industry Development Zone, Qingdao, Shandong in the People’s Republic of China Huangdao Municipality Gou Yong (2006) N.197	Industrial use	9,082	November 3, 2006	July 24, 2053

QingdaoLiheng	Qingdao Hi-Tech Industry Development Zone, Qingdao, Shandong in the People’s Republic of China Huangdao Municipality Gou Yong (2006) N.197	Industrial use	10841	January 14, 2009	January 13, 2059

Lease

Pursuant to a lease agreement, the Company is leasing from Daqing Chuangye Square Co., Ltd. a building with a total of 2,342.87 square meters for use in its operation for a term of three years starting from May 18, 2008 with an annual rent of approximately $29,383.

Pursuant to a lease agreement, Beijing Sunway is leasing from Beijing Jiahai Property Management Co., Ltd. a building with a total of 409.96 square meters for use in its operation for a term of two years starting from August 29, 2010with an annual rent of approximately $75,585.

Pursuant to a lease agreement, Beijing Sunway is leasing from Chen Tonghang a building with a total of 102 square meters for use in its operation for a term of one year starting from November18, 2009 with an annual rent of approximately $5,973.

Pursuant to a lease agreement, Beijing Sunway is leasing from LuoHaibing a building with a total of 83 square meters for use in its operation for a term of one year starting from September12, 2009 with an annual rent of approximately $2,300.

Properties

The Company also owns two properties and is awaiting the certificates of ownership for three other properties which it currently occupies:

Owner	Location	Usage	Approximate square meters	Certificate of Ownership or Right to Use
Daqing Sunway	North Section of Longfeng District, West Wing of Building No. 15, 1st Floor, Daqing, Helongjiang Province, PRC	Real property for use by joint stock company limited enterprise	3,050	Qing Real Property Right Certificate No. No. 00014093 (Original Certificate No. 0230404)

Daqing Sunway	Building No. 3, Saertu Software Development Zone, Daqing, Helongjiang Province, PRC	Real property for use by joint stock company limited enterprise	5,066.96	Qing Real Property Right Certificate Longfeng District No.NA216750

Qingdao Liheng	Building No. 1, No. 611 Qichangcheng road, Qingdao Economicand Tech Development Zone, Qingdao, Shandong Province, PRC	Real property for use by joint stock company limited enterprise	1661.99	Application in process

Qingdao Liheng	Building No. 2, NO. 611 Qichangchengroad, Qingdao Economic and Tech Development Zone, Qingdao, Shandong Province, PRC.	Real property for use by joint stock company limited enterprise	1661.99	Application in process

Qingdao Liheng	Building No. 2, NO. 611 Qichangchengroad, Qingdao Economic and Tech Development Zone, Qingdao, Shandong Province, PRC.	Real property for use by joint stock company limited enterprise	3005.10	Application in process

Effective on November 30, 2005, Daqing Sunway granted a lien on the land use right and property located at the West Wing of Building No. 15 to Daqing Industrial and Commercial Mortgage Company for a debt of DaqingSunway in the amount of 3,000,000 RMB owed to it. The lien expired on November 30, 2009. The property located in the North Section of Longfeng District, West Wing of Building No. 15, 1st Floor, is not currently used in Daqing Sunway’s business.

ITEM 3.             LEGAL PROCEEDINGS.

To our knowledge, there is no material litigation pending or threatened against us.

ITEM 4.             (REMOVED AND RESERVED).

PART II

ITEM 5.             MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company’s common stock is quoted on the OTC Bulletin Board under the symbol “SUWG.OB.”  The following table sets forth, for the calendar periods indicated the range of the high and low last reported bid and ask prices of the Company’s common stock from January 1, 2009 through December 31, 2010, as reported by the OTC Bulletin Board.  The quotations represent inter-dealer prices without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.  The quotations may be rounded for presentation.

Period	High	Low
First Quarter 2010	$3.15	$1.65
Second Quarter 2010	$3.15	$2.25
Third Quarter 2010	$3.55	$1.75
Fourth Quarter 2010	$6.25	$1.01
First Quarter 2009	$6.50	$2.00
Second Quarter 2009	$6.49	$2.00
Third Quarter 2009	$5.00	$3.00
Fourth Quarter 2009	$4.50	$2.00

On December 31, 2010, the last price of the Company’s common stock as reported on the OTC Bulletin Board was $1.47 per share as of April 14, 2011.

As of April 14, 2011, the Company had approximately 652 shareholders of record.  Certain of the shares of common stock are held in “street” name and may be held by numerous beneficial owners.

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

Sunway Global Inc. primarily functions as a holding company for entities that, through contractual relationships, control the business of Daqing Sunway, Qingdao Liheng and Beijing Sunway, those companies organized under the laws of the PRC that designs, manufactures and sells logistic transport systems and medicine dispensing systems and equipment that are principally used by hospitals and other medical facilities in the PRC. This discussion and analysis focuses on the business results, comparing its results in the fiscal years ended December 31, 2010 and 2009.

Results of Operations

In the fiscal year ended December 31, 2010, the Company’s net sales, gross profit, operating income and net income increased quickly as compared with the same period in the fiscal year ended December 31, 2009. These increases are due in large part to sales growth.  The following table summarizes the results of our operations during the fiscal years ended December 31, 2010 and 2009, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the fiscal years ended December 31, 2010 and 2009.

	Fiscal Year Ended December 31,
	2009	2010	Change	Change rate
Net Revenue	$13,063,122	$23,018,247	$9,955,125	76.21%
Cost of sales	$4,620,251	$7,699,171	$3,078,920	66.64%
Gross Profit	$8,442,871	$15,319,076	$6,876,205	81.44%
Gross Margin	$64.63%	66.55%		1.92%
Operating Income	$4,430,158	$9,731,057	$5,300,899	119.65%
Operating Margin	33.91%	42.28%		8.36%
Changes in fair value of warrants	29,093,546	23,288,812	5,804,734	19.95%
Impairment on investment	4,831,386	-	(4,831,386)	-%
Net Income	$27,978,900	$31,510,544	$3,531,644	12.62%
Net profit margin	214.18%	136.89%		77.29%

Net revenue

Net revenue for the fiscal year ended December 31, 2010, which resulted primarily from sales of PTS, SADP and spare parts, was $23,018,247, an increase of 76.21% as compared with the net revenue of $13,063,122 in the same period ended December 31, 2009. In the fiscal year ended December 31, 2010, we sold 3,871 workstations and 25 units SADP, representing an increase in workstation sales of 69.86% as compared with 2,279 workstations sold in the same period ended December 31, 2009.The increase in workstation sales was primarily due to a result of more effective sales and marketing efforts. During the same time, we sold 25 units SADP, an increase of 127.27% as compared with 11 units SADP for the fiscal year ended December 31, 2009. The increase in SADP was due primarily to our distinct advantage of price and service as compared with foreign competitors.

The following table presents information about our revenue for the periods indicated:
	2009		2010
	sales	% of total sales	sales	% of total sales
PTS	$11,798,311	90.32%	$19,981,262	86.81%
SADP	$1,080,597	8.27%	$2,533,748	11.01%
Other	$184,214	1.41%	$503,237	2.19%
Total sales	$13,063,122	100.00%	$23,018,247	100.00%

Gross Profit

Gross profit increased 81.44% to $15,319,076 for the fiscal year ended December 31, 2010, as compared to $8,442,871 for the fiscal year ended December 31, 2009. Our gross profit margin increased 1.92% from 64.63% as of the fiscal year ended December 31, 2009 to 66.55% as of the same period of 2010, mainly due to an increase in product output caused by the fall in average fixed cost per unit and sales growth.

The table below presents information about our gross profit for the periods indicated:

	Fiscal Year Ended December 31,
	2009		2010
	US$	Gross profit margin	US$	Gross profit margin

Gross Profit	$8,442,871	64.63%	$15,319,076	66.55%

Income from Operations

Operating income increased 129.34% to $9,731,057 for the fiscal year ended December 31, 2010, as compared with $4,430,158 for the fiscal year ended December 31, 2009. Our operating margin increased 8.36%, from 33.91% as of the fiscal year ended December 31, 2009, to 42.28% for the same period of 2010. The increase was primarily due to sales growth.

	Fiscal Year Ended December 31,
	2009		2010
	US$	Operating margin	US$	Operating margin

Income from operations	$4,430,158	33.91%	$9,731,057	42.28%

Cost of Net Revenue

Cost of net revenue increased to $7,699,171 for the fiscal year ended December 31, 2010, representing an increase of 66.64% as compared with $4,620,251 for the same period of 2009. This increase is primarily due to sales growth and an increase in product volume caused by the fall of average fixed cost per unit.

The following table presents information about our cost of sales for the periods indicated:

	Fiscal Year Ended December 31,
	2009	2010	Change
Cost of net revenue	$4,620,251	$7,699,171	66.64%

Operating Expenses

Operating expenses were $5,588,019 for the fiscal year ended December 31, 2010, an increase of 39.26% as compared to $4,012,713 for the same period of 2009. This increase was due primarily to two factors (i) selling expenses increased $386,849, or 36.03% to $1,460,682 in the fiscal year ended December 31, 2010 from $1,073,833 in the same period of 2009; and (ii) general and administration expenses increased $1,188,457 or 40.44% to $4,127,337 in the fiscal year ended December 31, 2010 from $2,938,880 in the same period of 2009. In the fiscal year ended December 31, 2010, we have enlarged sales force that caused a rapid increase in selling expenses and salary and commission for team.

The following table presents information about our operating expenses for the periods indicated:

	Fiscal Year Ended December 31,
	2009	2010	change
Selling expenses	$1,073,833	$1,460,682	$36.03%
General & Administrative Expenses	$2,938,880	$4,127,337	$40.44%
Total operating expenses	$4,012,713	$5,588,019	$39.26%

Changes in fair value of warrants

Changes in fair value of warrants were $23,288,812 for the fiscal year ended December 31, 2010, this is a non-cash income, which resulted from the change in fair value of warrants issued to investors in conjunction with the Company’s issuance of warrants in June of 2007 pursuant to provisions of FAB ASC Topic 815, “Derivative and Hedging” (ASC 815). The accounting treatment of the warrants resulted from a provision providing anti-dilution protection to the warrant holders. On March 18, 2010, the Company entered into a Security Exchange Agreement intending to exchange all warrants into common stock. As a result of the agreements, the closing date, the Company will issue 2,000,000 shares of common stock in exchange for the retirement of all of the outstanding warrants owned by Vision Opportunity Master Fund Ltd. and its affiliates.  The closing is conditioned upon a closing of a financing with minimum proceeds of $10 million to the company.

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

Net Income

Net income was $31,510,544 for the fiscal year ended December 31, 2010, increases of 12.62% from $27,978,900 for the same period of 2009. In the fiscal year ended December 31, 2010 our net income were impacted by a non-cash income of $23,288,812 unrelated to the Company’s operations, mainly consisting of  changes in fair value of warrants were $23,288,812. Excluding this $23,288,812 non-cash income, the Company’s net income from operations for the fiscal year ended December 31, 2010 would have been $8,221,732, representing a year over year net income increase of 121.21%.

Earnings Per Share

Basic and diluted earnings per share for the fiscal year ended December 31, 2010 was $1.70 and $1.23 compared to $1.51 and $0.92 for the same period of 2009. The weighted average number of shares outstanding to calculate basic EPS was 18,499,736 and 18,499,736 for the fiscal years ended December 31, 2010, and 2009, respectively. The weighted average number of shares outstanding to calculate diluted EPS was 25,707,273 and 30,445,696 for the fiscal years ended December 31, 2010 and 2009, respectively.

Cash and Cash Equivalents

Cash and cash equivalents increased to $9,587,765 as of December 31, 2010, as compared to $4,717,240 as of December 31, 2009. This increase was mainly due to an increase in operating activities.

Trade Receivables, net

Trade receivables, net increased to $9,287,453 as of December 31, 2010, compared with $3,537,395 as of December 31, 2009. This increase in trade receivables was primarily attributable to sales growth and sales policy was changed from received entire payment after the construction is completed within 4 months to received 90 per cent payment after a year.

Inventory

Inventory consists of raw materials, works in process and finished goods. As of December 31, 2010, the recorded value of our inventory has increased 133.94% to $1,379,917 from $589,871 as of December 31, 2009. This increase is mainly due to the raw materials decreased from $321,888 as of December 31, 2009 to $320,612 as of December 31, 2010, a decrease of 0.40%. In work in progress increase from $26,152 as of December 31, 2009 to $116,157 as of December 31, 2010, an increase of 344.16%. In finished goods increase from $241,831 as of December 31, 2009 to $943,148 as of December 31, 2010, an increase of 290.00%.

The following table presents information about our inventory for the periods indicated:

	December 31, 2009	December 31, 2010	change
Raw material	$321,888	$320,612	0.40-%
Work in process	$26,152	$116,157	344.16%
Finished goods	$241,831	$943,148	290.00%
Total inventory	$589,871	$1,379,917	133.94%

Accounts payable

Accounts payable amounted to $341,845 as of December 31, 2010, an increase of 26.08% from $271,139 as of December 31, 2009. The increase is mainly due to sales growth.

Liquidity and Capital Resources

We have historically financed our operations and capital expenditures principally through private placements of debt and equity offerings, and cash provided by operations.

The following table presents information about our cash flow for the periods indicated:

	Fiscal Year Ended December 31,
	2009	2010	Change
Net cash provided by (used in) operating activities	$6,094,443	$6,604,221	509,778
Net cash provided by (used in) investing activities	$(16,719,847)	$2,589,039	14,130,808
Net cash provided by (used in) financing activities	$-	$-	-
Effect of foreign currency translation on cash and cash equivalents	$152,703	$855,343	702,640
Cash and cash equivalents at beginning of year	$15,189,941	$4,717,240	(10,472,701)
Cash and cash equivalents–end of year	$4,717,240	$9,587,765	4,870,525

Operating Activities

For the fiscal year ended December 31, 2010, net cash provided by operating activities was $6,604,221.This is primarily attributable to our net income of $31,510,544, adjusted by an add-back of non-cash expenses/(loss) mainly consisting of depreciation, amortization, impairment of property, plant and equipment, provision for doubtful debts, and gain on fair value of warrants were $1,839,470, $1,526,191, $429,263,20,926 and $(23,288,812) respectively, offset by a $5,500,685 decrease in working capital. Specifically, the working capital decrease was primarily due to i) a $5,478,654 net trade receivables increase driven by sales policy was changed and sales growth; ii) a $748,986 increase in inventories, principally increased in finished goods; iii) a $250,022 decrease in advance to suppliers; iv) a $106,693 increase in prepayments, travel advances to shareholders, other receivables, tender deposits and advances to employees, consisting primarily of prepayments for raw materials supplies in advance of shipment, working capital of salesmen and pay deposit for client; partially offset by a $1,150,994 increase in accounts payable, tax payable, amount due from a director, customers deposits, accrued liabilities and other payables.

Investing Activities

For the fiscal year ended December 31, 2010, net cash used in investing activities were $2,589,039. This was primarily attributable to i) a $1,366,435 capital expenditure for purchase of new plant and equipment; ii) a $1,278,923 capital expenditure for purchase of new intangibles assets; iii) a $159,766 advances for purchase plant and equipment, and iv) a $216,085 in restricted cash.

As of December 31, 2010, we had cash and cash equivalents of $9,587,765, raise $4,870,525 from $4,717,240 as of December 31, 2009.

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

Obligations under Material Contracts

We do not have any material contractual obligations as of December 31, 2010.

Critical Accounting Policies (Please confirm)

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

Revenue recognition. Revenue represents the invoiced value of goods sold recognized upon the delivery of goods to customers. Revenues from services recognizes when the agreed services have been performed, provided, completed or virtual completed at an agreed period(s) of time, and are measurable. Revenue is recognized when all of the following criteria are met:

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2010.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of December 31, 2010 and 2009, begins on page F-1 of this Annual Report on Form 10-K.

CONTENTS	PAGES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED BALANCE SHEETS	F-3 - F-4

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME	F-5

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	F-6

CONSOLIDATED STATEMENTS OF CASH FLOWS	F-7 - F-8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-9 - F-33

ALBERT WONG & CO.
CERTIFIED PUBLIC ACCOUNTANTS
7th Floor, Nan Dao Commercial Building
359-361 Queen’s Road Central
Hong Kong
Tel : 2851 7954
Fax: 2545 4086

ALBERT WONG
B.Soc., Sc., ACA., LL.B.,
CPA(Practising)

To:	The board of directors and stockholders of
Sunway Global Inc. (“the Company”)

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of Sunway Global Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of the Company’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sunway Global Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Hong Kong, China	Albert Wong & Co.
April 14, 2011	Certified Public Accountants

SUNWAY GLOBAL INC.
CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

	Notes	2010	2009

ASSETS
Current assets
Cash and cash equivalents	2(k)	$9,587,765	$4,717,240
Trade receivables, net	5	9,287,453	3,537,395
Inventories	8	1,379,917	589,871
Advances to suppliers		1,232,297	940,872
Prepayments		95,397	127,388
Tender deposits		274,140	122,050
Travel advances to shareholders	6	332,709	71,372
Advances to employees	7	269,303	217,865

Total current assets		$22,458,981	$10,324,053
Restricted cash	2(l)	67,091	283,175
Amount due from a related company	4	76,682	830
Property, plant and equipment, net	9	10,285,308	10,508,415
Intangibles, net	10	19,252,393	15,109,988
Deposit for technology-based designed		-	4,318,643
Deposit for purchase of plant and equipment		163,840	-

TOTAL ASSETS		$52,304,295	$40,545,104

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current liabilities
Short term bank loans	11	$303,407	$-
Accounts payable		341,845	271,139
Income tax payable		381,663	269,082
Turnover and other taxes		328,760	154,871
Expected warranty liabilities	12	53,308	32,618
Customer deposits		1,122,063	304,093
Accrued liabilities		704,065	657,215

Total current liabilities		$3,235,111	$1,689,018
Warrants liabilities	13	17,519,515	40,808,327
TOTAL LIABILITIES		$20,754,626	$42,497,345

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.
CONSOLIDATED BALANCE SHEETS (Continued)
AS AT DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

	Notes	2010	2009

STOCKHOLDERS’ EQUITY

Series B Convertible Preferred Stock $0.0000001 par value; 400,000 shares authorized; 160,494 shares issued and outstanding at December 31, 2010 and 2009	13	$1	$1

Common stock at $0.0000001 par value; 100,000,000 shares authorized; 18,499,736 shares issued and outstanding at December 31, 2010 and 2009		2	2
Additional paid-in capital		13,833,383	13,833,383
Statutory reserves		4,267,115	3,033,855
Retained earnings/(accumulated deficit)		8,542,065	(21,735,219)
Accumulated other comprehensive income		4,907,103	2,915,737

		$31,549,669	$(1,952,241)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$52,304,295	$40,545,104

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

	Notes	2010	2009

Net revenues	17	$23,018,247	$13,063,122
Cost of net revenues	17	(7,699,171)	(4,620,251)
Gross profit		$15,319,076	$8,442,871

Selling expenses		(1,460,682)	(1,073,833)
General and administrative expenses		(4,127,337)	(2,938,880)
Income from operations		$9,731,057	$4,430,158
Interest income		23,666	56,627
Interest expenses		-	(1,727)
Impairment on investment		-	(4,831,386)
Changes in fair value of warrants		23,288,812	29,093,546
Income before income tax		$33,043,535	$28,747,218

Income tax expense	14	(1,532,991)	(768,318)
Net income		$31,510,544	$27,978,900

Foreign currency translation		1,991,366	71,547
Comprehensive income		$33,501,910	$28,050,447
Net income per share:
-Basic	15	$1.70	$1.51
-Diluted	15	$1.23	$0.92
Weighted average number of common stock
-Basic	15	18,499,736	18,499,736
-Diluted	15	25,707,273	30,445,696

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

					Additional		Retained	Accumulated
	Preferred	Preferred	No. of		paid		earnings/	other
	Series	Series	shares	Common	in	Statutory	(Accumulated	comprehensive
	A	B	outstanding	stock	capital	reserves	deficit)	income	Total

Balance, January 1, 2009	$-	$1	18,499,736	$2	$17,824,325	$2,127,978	$17,102,689	$2,844,190	$39,899,185
Reclassification of warrants from equity to derivative liabilities	-	-	-	-	(3,990,942)	-	(65,910,931)	-	(69,901,873)
Net income	-	-	-	-	-	-	27,978,900	-	27,978,900
Appropriations to statutory
reserves	-	-	-	-	-	905,877	(905,877)	-	-
Foreign currency translation
adjustment	-	-	-	-	-	-	-	71,547	71,547
Balance, December 31, 2009	$-	$1	18,499,736	$2	$13,833,383	$3,033,855	$(21,735,219)	$2,915,737	$(1,952,241)

Balance, January 1, 2010	$-	$1	18,499,736	$2	$13,833,383	$3,033,855	$(21,735,219)	$2,915,737	$(1,952,241)
Net income	-	-	-	-	-	-	31,510,544	-	31,510,544
Appropriations to statutory
reserves	-	-	-	-	-	1,233,260	(1,233,260)	-	-
Foreign currency translation
adjustment	-	-	-	-	-	-	-	1,991,366	1,991,366
Balance, December 31, 2010	$-	$1	18,499,736	$2	$13,833,383	$4,267,115	$8,542,065	$4,907,103	$31,549,669

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

	2010	2009
Cash flows from operating activities
Net income	$31,510,544	$27,978,900
Depreciation	1,839,470	1,114,264
Amortization	1,526,191	1,103,231
Impairment of property, plant and equipment	429,263	10,038
Provision for doubtful debts	20,926	9,549
Impairment on investment	-	4,831,386
Changes in fair value of warrants	(23,288,812)	(29,093,546)

Adjustments to reconcile net income
to net cash provided by operating activities:
Trade receivables, net	(5,478,654)	(585,369)
Inventories	(748,986)	2,334
Advances to suppliers	(250,022)	(213,599)
Prepayments	35,820	(127,319)
Tender deposits	(143,878)	(9,030)
Travel advances to shareholders	43,615	(32,525)
Advances to employees	(42,250)	212,893
Other receivables	-	646,122
Accounts payable	59,105	210,964
Income tax payable	100,013	(365,188)
Turnover and other taxes	163,942	(224,376)
Expected warranty liabilities	18,991	(17,894)
Customer deposits	786,590	303,929
Accrued liabilities	22,353	339,679
Net cash provided by operating activities	$6,604,221	$6,094,443

Cash flows from investing activities
Decrease in restricted cash	$216,085	$95,191
Purchase of plant and equipment	(1,366,435)	(3,905,935)
Purchase of intangibles	(1,278,923)	(8,592,797)
Deposit for technology-based designed	-	(4,316,306)
Deposit for purchase of plant and equipment	(159,766)	-
Net cash used in investing activities	$(2,589,039)	$(16,719,847)

Cash flows from financing activities	$-	$-
Net cash provided by financing activities	$-	$-

SUNWAY GLOBAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

	2010	2009

Net in cash and cash equivalents sourced/(used)	$4,015,182	$(10,625,404)

Effect of foreign currency translation on
cash and cash equivalents	855,343	152,703

Cash and cash equivalents–beginning of year	4,717,240	15,189,941
Cash and cash equivalents–end of year	$9,587,765	$4,717,240

	2010	2009
Supplementary cash flow information:
Tax paid	$1,432,979	$1,134,119
Interest received	23,666	55,627
Interest paid	-	1,727

SUPPLEMENTAL NON-CASH DISCLOSURES:

1.
During the years ended December 31, 2010 and 2009, an amount of $4,316,306 and 1,755,104 were transferred from “deposit for the acquisition of computer software” to “intangibles – technology-based design”, respectively.

2.
During the years ended December 31, 2010 and 2009, an amount of nil and 7,725,445 were transferred from “deposit for the acquisition of subsidiary” to “acquisition of subsidiary, net of cash acquisition”.

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
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
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

World Through (BVI) holds Sunway World Through Technology (Daqing) Co Ltd (“SWT” or “WFOE”), which entered into a series of agreements with Daqing Sunway Technology Co., Ltd (“Sunway”) including but not limited to management, loan, purchase option, consignment, trademark licensing, non-competition, etc. As a result of entering the abovementioned agreements, WFOE  deems to control Sunway as a Variable Interest Entity as required by Accounting Standards Codification ASC 810-10-05 to 10-65 which codified FASB Interpretation No. 46 (revised December 2003) Consolidated of Variable Interest Entities, an Interpretation of ARB No. 51 since SWT was the primary beneficiary. On March 16, 2008, SWT acquired Beijing Sunway New-force Medical Treatment Tech Co., Ltd (“Beijing Sunway”) as its wholly-owned subsidiary.  Beijing Sunway was incorporated in Beijing, PRC on May 24, 2007.

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
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
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
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
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

For the years ended December 31, 2010 and 2009, impairment loss was $429,263 and 4,831,386 respectively.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
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

	2010	2009

Bank of Communications, Branch of Daqing
City Economic Zone	$8,612,371	$4,402,294
China Construction Bank, Beijing Branch	471,540	147,273
Qingdao bank	66,117	16,111
Agricultural Bank of China	392,647	100,025
HSBC	34,788	35,106
Cash on hand	10,302	16,431
	$9,587,765	$4,717,240

(l)	Restricted cash

Restricted cash are pledged deposits in an escrow account for investor relations purpose.

(m)	Revenue recognition

Revenue represents the invoiced value of goods sold recognized upon the delivery of goods to customers. Revenues from services recognizes when the agreed services have been performed, provided, completed or virtual completed at an agreed period(s) of time, and are measurable.
Revenue is recognized when all of the following criteria are met:
- Persuasive evidence of an arrangement exists;
- Delivery has occurred or services have been rendered;
- The seller’s price to the buyer is fixed or determinable; and
- Collection is reasonably assured.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(m)	Revenue recognition (Continued)

Contract revenues are recognized when the manufacturing and installation of the medical equipments is completed. Generally, the company receives total contract sum from clients in 4 instalments. Deposit of 30% is received from client when the contract is signed. Second payment of 30% is received when the project commenced. Third payment of 30% is received after the construction is completed within 4 months. The final sum of the remaining portion is received after the construction is completed until one year.
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

The Group did not have lease which met the criteria of capital lease. Leases which do not qualify as capital lease are classified as operating lease. Operating lease rental payment included in general and administrative expenses were $97,111 and $88,693 and cost of sales were $14,755 and $34,526 for the years ended December 31, 2010 and 2009 respectively.

(q)	Advertising

The Group expensed all advertising costs as incurred.  Advertising expenses included in selling expenses were $22,367 and $585 for the years ended December 31, 2010 and 2009 respectively.

(r)	Shipping and handling

All shipping and handling are expensed as incurred. Shipping and handling expenses included in selling expenses were $85,755 and $43,782 for the years ended December 31, 2010 and 2009 respectively.

(s)	Research and development

All research and development costs are expensed as incurred. The research and development costs included in general and administrative expenses were $240,445 and $203,876 for the years ended December 31, 2010 and 2009 respectively.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(t)	Retirement benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the statements of income as incurred. The retirement benefit expenses included in general and administrative expenses were $246,964 and $140,663 for the years ended December 31, 2010 and 2009 respectively.

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	2010	2009
Year end RMB : USD exchange rate	6.5918	6.8372
Average yearly RMB : USD exchange rate	6.7599	6.8409

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
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

(y)	Warrant Liability

Effective January 1, 2009, the Company adopted the provisions of FASB ASC Topic 815, "Derivatives and Hedging" ("ASC 815") (previously ElTF 07-5, "Determining Whether an instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock"). As a result of adopting ASC 815, the outstanding warrants of the Company previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment as there was a down-round protection (full-ratchet down round protection). As a result, the warrants are not considered indexed to the Company's own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire.

As such, effective January 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in June 2007. On January 1, 2009 the Company recorded as a cumulative effect adjustment by decreasing additional paid-in capital amounting to $3,990,942 and decreasing beginning retained earnings by the amount of $65,910,931 and recording $69,901,873 as a warrant liability to recognize the fair value of such warrants on January 1, 2009. The fair value of the warrants was $17,519,515 and $40,808,327 on December 31, 2010 and 2009 respectively. The Company recognized $23,288,812 and $29,093,546 as income from the change in fair value of warrants for the year ended December 31, 2010 and 2009 respectively.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(z)	Recent accounting pronouncements

ASC Update (“ASU”) No. 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash. This update clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. This ASU codified the consensus reached in EITF Issue No. 09-E “Accounting for Stock Dividends, Including Distributions to Shareholders with Components of Stock and Cash”. ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this update did not have any material impact on the Company’s financial statements.

ASC Update (“ASU”) No. 2010-02, Consolidation (Topics 810) – Accounting and Reporting for Decreases in Ownership of a Subsidiary - A Scope Clarification.  This update provides guidance for non-controlling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction.  The adoption of this update did not have any material impact on the Company’s financial statements.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(z)	Recent accounting pronouncements (Continued)

ASC Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This update requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require:

•A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and

•In the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.

In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures:

•For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and

•A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted.

ASC Update (“ASU”) No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. This update is to remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC’s literature.

In addition, the amendments in the ASU requires an entity that is a conduit bond obligor for conduit debt securities that are traded in a public market to evaluate subsequent events through the date of issuance of its financial statements and must disclose such date. All of the amendments in the ASU were effective upon issuance (February 24, 2010) except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(z)	Recent accounting pronouncements (Continued)

ASC Update (“ASU”) No. 2010-10, Consolidation (Topic 810): Amendments for Certain Investment Funds. This update is to defer the effective date of certain amendments to the consolidation requirements of FASB Accounting Standards CodificationTM (Codification) Topic 810, Consolidation, resulting from the issuance of FASB Accounting Standard No. 167, Amendments to FASB Interpretation 46(R). Specifically, the amendments to the consolidation requirements of Topic 810 resulting from the issuance of Statement 167 are deferred for a reporting entity’s interest in an entity:

•That has all the attributes of an investment company; or

•For which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies.

The ASU does not defer the disclosure requirements in the Statement 167 amendments to Topic 810. The amendments in this ASU are effective as of the beginning of a reporting entity's first annual period that begins after November 15, 2009, and for interim for interim periods within that first annual reporting period. Early application is not permitted.

ASC Update (“ASU”) No. 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. This update is to codify the consensus reached in EITF Issue No. 09-J, “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.” The amendments to the Codification clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or services condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The adoption of this update did not have any material impact on the Company’s financial statements.

ASC Update (“ASU”) No. 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules. This update amends various SEC paragraphs in the FASB Accounting Standards Codification pursuant to SEC Final Rule, “Technical Amendments to Rules Forms, Schedules and Codification of Financial Reporting Policies”. The adoption of this update did not have any material impact on the Company’s financial statements.

ASC Update (“ASU”) No. 2010-22, Accounting for Various Topics. This update amends various SEC paragraphs in the FASB Accounting Standards Codification based on external comments received and the issuance of Staff Accounting Bulletin (SAB) No. 112 which amends or rescinds portion of certain SAB topics. SAB 112 was issued to bring existing SEC guidance into conformity with ASC 805 “Business Combination” and ASC 810 “Consolidation”. The adoption of this update did not have any material impact on the Company’s financial statements.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(z)	Recent accounting pronouncements (Continued)

ASC Update (“ASU”) No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. This update reflects the decision reached in EITF Issue No. 10-G. The amendments in this ASU affect any public entity as defined by Topic 805, Business Combinations, that enters into business combinations that are material on an individual or aggregate basis. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

3.	CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments which potentially expose the Group to concentrations of credit risk, consists of cash and trade receivables as of December 31, 2010 and 2009. The Group performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

As of December 31, 2010 and 2009, the Group’s bank deposits were all placed with banks in the PRC and Hong Kong where there is currently no rule or regulation in place for obligatory insurance of bank accounts.

For the years ended December 31, 2010 and 2009, the group’s sales were generated from the PRC and Western Europe. Trade receivables as of December 31, 2010 and 2009 arose in the PRC and overseas.

The maximum amount of loss due to credit risk that the group would incur if the counter parties to the financial instruments failed to perform is represented the carrying amount of each financial asset in the balance sheet.

Normally the Group does not obtain collateral from customers or debtors.

Details of the customers accounting for 10% or more of the Group’s revenue are as follows:

	2010	2009

Customer A	$1,548,099	1,002,673
Customer B	1,744,848	1,064,612
Customer D	1,760,381	926,048
Customer E	1,579,165	1,187,997
Customer F	2,164,233	1,213,578

Details of customers accounting for 10% or more of the Group’s trade receivables are as follows:

	2010	2009

Customer A	$671,940	$347,195
Customer B	851,516	373,223
Customer C	541,585	310,245
Customer D	836,952	421,177
Customer E	874,686	214,417
Customer F	500,458	287,106

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

4.	AMOUNT DUE FROM A RELATED COMPANY

Amount due from Rise Elite International Ltd (Rise Elite) was $830, a related company where Mr. Liu Bo, the director of the Group is a shareholder. The amount is held by Rise Elite for the initial setup expenses.

Amount due form Daqing Sunway Software Tech Co., Ltd. Was $75,852, a related company where Mr. Zhaoqichao, the director of the Group is a shareholder.

The amount is unsecured, interest free and repayable on demand.

5.	TRADE RECEIVABLES, NET

Trade receivables comprise the followings:
	2010	2009

Trade receivables, gross	$9,327,032	$3,555,378
Provision for doubtful debts	(39,579)	(17,983)
Trade receivables, net	$9,287,453	$3,537,395

All of the above trade receivables are due within one year of aging.

An analysis of the allowance for doubtful accounts for the years ended December 31, 2010 and 2009 is as follows:
	2010	2009

Balance at beginning of year	$17,983	$8,414
Addition of the provision	20,926	9,549
Foreign exchange adjustment	670	20
Balance at end of year	$39,579	$17,983

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
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
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

	2010	2009

Bo Liu	$319,697	$28,015
Deli Liang	13,012	43,357
	$332,709	$71,372

The following table provides the activity in the travel advances to shareholders:

	2010	2009

Beginning balance, January 1	$71,372	$38,733
Add: Advanced during the year	570,554	122,997

Less: Transferred to income statement	(43,887)	(90,358)
Repayment by directors	(265,330)	-

Ending balance, December 31	$332,709	$71,372

7.	ADVANCES TO EMPLOYEES

Advances to employees are advances for purchases and travelling. They are unsecured, interest free and repayable on demand. The following table provides the activity in the advances to employees:

	2010	2009

Beginning balance, January 1	$217,865	$429,804
Add: Advanced during the year	688,121	610,677

Less: Transferred to income statement	(314,842)	(418,288)
Recollected from employees	(321,841)	(404,328)

Ending balance, December 31	$269,303	$217,865

8.	INVENTORIES

Inventories comprise the followings:
	2010	2009

Finished goods	$943,148	$241,831
Work in process	116,157	26,152
Raw materials	320,612	321,888
	$1,379,917	$589,871

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

9.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net comprise the followings:
	2010	2009
At cost
Buildings	$2,128,873	$1,848,075
Machinery and equipment	1,257,656	1,087,332
Moldings	9,300,380	8,966,572
Computer software	2,186,190	2,101,507
Office equipment and motor vehicles	653,781	97,728
	$15,526,880	$14,101,214
Less: accumulated depreciation	(6,551,027)	(4,678,587)
	$8,975,853	$9,422,627
Construction in progress	1,309,455	1,085,788
	$10,285,308	$10,508,415

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

Depreciation expenses are included in the statement of income as follows:

	2010	2009
Cost of net revenues	$1,626,296	$963,728
General and administrative expenses	143,027	107,373
Selling expenses	70,042	43,163
Total depreciation expenses	$1,839,365	$1,114,264

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

10.	INTANGIBLES, NET

Details of intangibles are as follows:
	2010	2009

Land use rights, at cost	$2,702,675	$2,502,082
Technology-based design, at cost	20,362,041	14,811,984
	$23,064,716	$17,314,066
Less: accumulated amortization	(3,812,322)	(2,204,078)
Total intangibles, net	$19,252,393	$15,109,988

During the year of 2009, the Group acquired the rights to use a parcel of land totaling 9,082 square meters, for a consideration of $89,552 (RMB613,035), located at Qingdao Hi-Tech Industry Development Zone, Qingdao, Shandong in the People’s Republic of China for a term of 48 years from November 3, 2006 to July 24, 2053.  The Group acquired secondly the rights to use a parcel of land totaling 10,841 square meters, for a consideration of $106,709 (RMB730,485), located at Qingdao Hi-Tech Industry Development Zone, Qingdao, Shandong in the People’s Republic of China for a term of 50 years from January 14, 2009 to January 13, 2059. Both lands have been used to build the Liheng’s facility.

During the year of 2009, the Group acquired the design and internal device control of medicine dispensing and packing machine, for a consideration of $6,988,882 (RMB47,300,000).

Amortization expense included in the general and administrative expenses for the years ended 2010 and 2009 were $1,526,191 and $1,103,231 respectively.

As of December 31, 2010, land use rights with net book value of $180,838 (RMB1,229,695)  were pledged as collateral for certain loans.

There were no disposals during the fiscal year ended December 31, 2010.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

11.	SHORT-TERM BANK LOANS

A short-term bank loan was initiated on August 31, 2010 and paid-off on February 25, 2011 by a director. As of December 31, 2010, the bank loan balance was as follows:

	2010	2009	Collateral

Loans from Bank of Qingdao, interest rates at 6.37% per annum, due August 30, 2011	$303,407	$-	Land use rights
Balance at end of year	$303,407	$-
12.	EXPECTED WARRANTY LIABILITIES

An analysis of the expected warranty liabilities for the years ended December 31, 2010 and 2009 is as follows:

	2010	2009

Balance at beginning of year	$32,618	$50,396
Warranty expense for the year	19,476	(17,903)
Foreign currency difference	1,214	125
Balance at end of year	$53,308	$32,618

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
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
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
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

The agreement, also provided that if a Registration Statement is not effective within a certain period of time or the common shares are not listed on the NASDAQ or American exchange by December 31, 2008, the Company will pay the holders of the shares a penalty that can range from $67,000 to $670,000 and certain principal shareholders would issue up to 1,000,000 additional shares to the purchasers of the Preferred Series B shares.  The company is accounting for these penalties in accordance with ASC 450 “Contingencies” which codified FAS 5 - Accounting for Contingencies, whereby the penalty will not be recorded as a liability until and if it is probable the penalty will be incurred. No penalty has been recorded in the accompanying financial statements for this contingency.

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
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)
13.	SERIES B CONVERTIBLE PREFERRED STOCK AND ASSOCIATED WARRANTS
(Continued)

Effective January 1, 2009, the Company adopted the provisions of FASB ASC Topic 815, "Derivatives and Hedging" ("ASC 815") (previously ElTF 07-5, "Determining Whether an instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock"). As a result of adopting ASC 815, the outstanding warrants of the Company previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment as there was a down-round protection (full-ratchet down round protection). As a result, the warrants are not considered indexed to the Company's own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire.

As such, effective January 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in June 2007. On January 1, 2009 the Company recorded as a cumulative effect adjustment by decreasing additional paid-in capital amounting to $3,990,942 and decreasing beginning retained earnings by the amount of $65,910,931 and recording $69,901,873 as a warrant liability to recognize the fair value of such warrants on January 1, 2009. The fair value of the warrants was $17,519,515 and $40,808,327 on December 31, 2010 and 2009 respectively. The Company recognized $23,288,812 and $29,093,546 as income from the change in fair value of warrants for the year ended December 31, 2010 and 2009 respectively.

As of December 31, 2010, the Company adopts the lattice model with Monte Carlo Simulations to measure the various outcome so as to calculate the most likely expected future value of the convertible shares at a defined time period. The Company believes that the Lattice model can improve the valuation of the existing warrants with consideration of early exercise rights and down ratchet exercise price reset provision. The change is accounted for as change in accounting estimates. As opposed to closed form model like Black Scholes which assumes warrants be exercised on expiry date, the lattice model assumes a low probability of early exercise due to declining stock prices and sample different price paths using Monte Carlo simulation.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)
14.	INCOME TAXES

The Company, being registered in the State of Nevada and which conducts all of its business through its subsidiaries incorporated in PRC, is not subject to federal income tax until the operating profits was rebounded back to Untied States. The subsidiaries are SWT, Sunway, Beijing Sunway, Liheng (see note 1).

SWT, Sunway, Beijing Sunway and Liheng, being registered in the PRC, are subject to PRC’s Corporate Income Tax (“CIT”). Under applicable income tax laws and regulations, an enterprise located in PRC, including the district where our operations are located, is subject to a rate of 25% for the years ended December 31, 2010 and 2009.

However, Sunway is a high technology company, and in accordance with the relevant regulations regarding the favourable tax treatment for high technology companies, Sunway is entitled to a reduced tax rate of 15% as long as Sunway is physically located and registered in the high and advance technology development zone.

The Group uses the asset and liability method, where deferred tax assets and liabilities are determined based in the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. There are no material temporary differences and therefore no deferred tax asset or liabilities as of December 31, 2010 and 2009.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

14.	INCOME TAXES (Continued)

A reconciliation between the income tax computed at the U.S. statutory rate and the Group’s provision for income tax is as follows:

	2010	2009

U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	(34)%	(34)%
PRC CIT	25%	25%
Tax holiday	(10)%	(10)%
Provision for income taxes	15%	15%

The provision for income taxes consists of the following:

	2010	2009

Current tax - PRC CIT	$1,532,991	$768,318

Deferred tax provision	-	-
Income tax expenses	$1,532,991	$768,318

Reconciliation of these items is as follows:

	2010	2009
Income before taxation	$33,043,535	$28,747,218
Add: Impairment of property, plant & equipment	429,263	-
Impairment on investment	-	4,831,386
Other non-tax deductible items	35,954	637,062
Less: change in fair value of warrants	23,288,812	29,093,546
Taxable income (adjusted)	$10,219,940	$5,122,120

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

15.	EARNINGS PER SHARE

The calculation of the basic and diluted earnings per share attributable to the common stock holders is based on the following data:

Income:	2010	2009
Income for the purpose of basic earnings per share	$31,510,544	$27,978,900
Effect of dilutive potential common Stock	-	-
Income for the purpose of dilutive earnings per share	$31,510,544	$27,978,900

Number of shares:
Weighted average number of common stock for the purpose of basic earnings per share	18,499,736	18,499,736
Effect of dilutive potential common stock
-conversion of Series A
convertible preferred stock	-	-
-conversion of Series B
convertible preferred stock	4,814,820	4,814,820
-conversion of Warrant Series A	1,368,800	2,843,862
-conversion of Warrant Series B	133,023	1,096,842
-conversion of Warrant Series J	-	-
-conversion of Warrant Series C	890,894	2,337,659
-conversion of Warrant Series D	-	852,777
Weighted average number of common stock for the purpose of dilutive earnings per share	25,707,273	30,445,696

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

16.	COMMITMENTS AND CONTINGENCIES

The Group has entered into a tenancy agreement for factory expiring through 2010. Total rental expenses for the year ended December 31, 2010 and 2009 amounted to $111,866 and $122,700 respectively.

As at December 31, 2010, the Group’s commitments for minimum lease payments under these leases for the next one year are as follows:

December 31,
2011	$92,889
2012 and thereafter	60,811
$153,700

17.	SEGMENT INFORMATION

The Group currently is engaged in the manufacturing and selling of logistic transport systems and categorized in one segment. The Group has contracted with customers with four types of product altogether, workstation type A, workstation type B, workstation type C and Sunway Automatic Dispensing and Packing (“SADP”) and others .  Workstation types A, B and C are of the same function but with different product design.

Net revenues and cost of revenues by product:

2010	Workstation	Workstation	Workstation
	Type A	Type B	Type C	SADP	Others	Consolidated

Net revenues	$4,722,348	206,699	15,052,215	2,533,748	503,237	23,018,247
Cost of net
revenues	(1,512,074)	(52,683)	(5,098,085)	(856,462)	(179,867)	(7,699,171)
	$3,210,274	154,016	9,954,130	1,677,286	323,370	15,319,076

2009	Workstation	Workstation	Workstation
	Type A	Type B	Type C	SADP	Others	Consolidated

Net revenues	$4,675,932	1,643,643	5,478,736	1,080,597	184,214	13,063,122
Cost of net
revenues	(1,543,299)	(517,179)	(1,922,638)	(566,542)	(70,593)	(4,620,251)
	$3,132,633	1,126,464	3,556,098	514,055	113,621	8,442,871
The Group’s operations are located in the PRC.  All revenues are derived from customers in the PRC and Europe. All of the Group’s assets are located in the PRC.  Sales of workstations are carried out in the PRC.  Accordingly, no analysis of the Group's sales and assets by geographical market is presented.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

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

Warrant Liability:  As of December 31, 2010, the Company adopted the lattice valuation method to improve the valuation of the existing warrants with early exercise rights and down ratchet exercise price reset provision. The change is accounted for as change in accounting estimates. As opposed to closed form model like Black Scholes which assumes warrants be exercised on expiry date, the lattice model assumes a low probability of early exercise due to declining stock prices and sample different price paths using Monte Carlo simulation.

19.	SUBSEQUENT EVENTS

In preparing these financial statements, the Company evaluated the events and transactions that occurred from January 1, 2011 through April 14, 2011, the date these financial statements were issued. The Company has made the required additional disclosures in reporting periods in which subsequent events occur.

On February 25, 2011, a short-term loan was paid off by a director, see note 11 for details.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

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

During the course of internal evaluation, following misstatement and control weakness are noted for the fiscal year ended December 31, 2010 that required correction:

Changes in the paid-in capital and retained earnings accounts in the Balance Sheet as of December 31, 2007, and the Statements of Shareholders’ Equity for the year ended December 31, 2008, 2009 and 2010, related notes and disclosure as related to comply with paragraph of ASC 740-10-50-12. The Company also amends on this Form 10-K/A certain typographical errors, provides additional explanation to clarify the statement of cash flow appeared in the financial statements for the year ended December 31, 2007, provides supplementary additional income tax reconciliation disclosure.

No independent director exists in the Board of Directors, and the directors have a little understanding about U.S. GAAP and Sarbanes-Oxley Act 404 requirements from PwC’s training as part of their Internal Control Advisory Engagement in 2009; thus the function of Audit Committee is failed in 2010. The company plan to have it corrected within 2011.

Based upon their evaluation as of the end of the period covered by this annual report, the Company's chief executive officer and chief financial officer concluded that, in spite of the significant deficiencies in internal control over financial reporting described below, the Company's disclosure controls and procedures are not effective as of December 31, 2010.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2010, Management identified significant deficiencies related to the following:

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

Management believes that these deficiencies do not amount to a material weakness, and it has concluded that our internal controls over financial reporting were not effective as of December 31, 2010.

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

ITEM 9B.	OTHER INFORMATION.

No.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Set forth below is certain information regarding our directors and executive officers.  Our Board of Directors is comprised of two directors.

The following table sets forth certain information with respect to our directors and executive officers.

Directors and Executive Officers	Position/Title	Age
Liu Bo	President, Chief Executive Officer and Director	45
Samuel Sheng	Chief Financial Officer	40
Sun Weishan	Chief Operating Officer and Secretary	49
Liang Deli	Director	48

There are no family relationships between any of our directors or executive officers.

Each of our directors is elected to serve until the next annual meeting of our shareholders and until his successor is elected and qualified or until such director’s earlier death, removal or termination.

Set forth below is biographical information about our current directors and executive officers:

Liu Bo, our President and Chief Executive Officer and a director, has been Chairman of the Board, CEO and a director of Daqing Sunway since March 1993. Sunway is an affiliate of Rise Elite and WTL. Mr. Liu has a Bachelor’s degree in the field of Automatic Systems Engineering from Qiqihaer University in Heilongjiang Province, China in 1986.

Samuel Sheng has been Chief Financial Officer since November 2007. Mr. Sheng has held numerous management positions requiring expertise in financial and accounting matters. From 2004 until his appointment with the Company, he served as the Chief Financial Officer of American Lorain Corp, and from 2002 through 2004 he served as President and Chief Financial Officer of LinyiJiangxing Steel Ltd.

SunWeishan has been Secretary and Chief Operating Officer since December 2007. Prior to joining the Company, from April 2001 to December 2006 Mr. Sun served as Executive Director, Vice President, Assistant General Manager, and Secretary of the Board of Directors for Daqing Sunway. Mr. Sun graduated from Yenshan University and Daqing Petroleum Institute with degrees in mechanical engineering and chemical engineering, respectively.

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

To our knowledge, during the last ten years, none of our directors and executive officers (including those of our subsidiaries) has:

	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.


Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.


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

The board held two meetings during the fiscal year of 2010.  These meetings include meetings that were held by means of a conference telephone call, but do not include actions taken by unanimous written consent.

Each director attended at least 100% of the total number of meetings of the board during the year. Our non-management directors did not meet in executive session during 2010.

Director Experience

The Board believes that each of the Company’s directors should possess the highest personal and professional ethics, integrity and values, and be committed to representing the long-term interests of the Company’s shareholders. When evaluating candidates for election to the Board, the Board seeks candidates with certain qualities that it believes are important, including integrity, an objective perspective, good judgment, and leadership skills. The Board has also considered the fact that all of our directors have worked for, or served on the boards of directors of, a variety of companies in a range of industries. The Board believes that through their varying backgrounds, the Company’s directors bring a wealth of experiences, new ideas and solutions to the Board. Specifically, the Board has noted that our directors have the following skills and qualifications that, among others, have made them particularly suited to serve as a director of Sunway Global:

•
Mr. Liu Bo is 45 years old and is a senior engineer and main founder of the Sunway Company. Mr.Liu, also holds a Bachelor’s degree in the field of Automatic Systems Engineering from Qiqihaer University in Heilongjiang Province, China in 1986. Mr Bo’s current position is Chairman  & CEO of Sunway Global Inc. He was nominated as Excellent Young Entrepreneur in Heilongjiang province, Labor Model in HeilongjiangProvince, Private Science and Technology Entrepreneur in the Northeast, and was awarded National Labor Award in 2001. He has been working in automatic control area for a long period of time, and was in charge of the development work for many new products since the company’s establishment. From 1998 to 2000, he was in charge of the development of power control industrial controlling unit software. The software was tested by Electronic and Information Bureau of Heilongjiang Province in 1999 and was proved to reach domestic advanced level and with some functions reaching globally advanced level. It was named as National Major New Product in 2000, awarded First Award of Information Technology in the province in 2001 and Third Award of Science and Technology of Heilongjiang Province. Mr.Liuwas also in charge of the development of the first Pneumatic Tube Material Transport System in the country in 2001 and 2002, making a new breakthrough of such products in China. In 1996, he took over Industrial Computer System Application project under national Ninth Five-Year plan in the company, and was also responsible for Real-Time Database and Monitoring System under the Tenth Five-Year 863 plan in 2002. He has excellent leadership and strategic insight and good understanding of the industry.

•
Mr. Liang Deli is 48 years old, holds a bachelor’s degree, and is a senior engineer. He joined Sunway in 1997.Mr. Deli led the R&D team to National New Product Award. Mr. Liang graduated with an MBA from Tsinghua University and spent  two years training in Japan and Singapore.

Audit Committee

We have not yet appointed an audit committee, and our board of directors currently acts as our audit committee. At the present time, we believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. Our company, however, recognizes the importance of good corporate governance and intends to appoint an audit committee comprised entirely of independent directors, including at least one financial expert, during our 2011fiscal year.

Audit Committee Financial Expert

We do not currently have a member who qualifies as an "audit committee financial expert" as defined in Item 407(d)(5) of Regulation S-K. Our board of directors is in the process of searching for a suitable candidate for this position.

Code of Ethics

We have not adopted a code of ethics to apply to our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions because, until recently, we have not been an operating company. We expect to adopt a Code of Ethics in the near future.

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

Nominating Procedures

During 2010 there were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Section 16 Beneficial Ownership Compliance

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of the Company’s common stock, to file initial reports of ownership and reports of changes in ownership of our common stock with the SEC.

Based solely on the reports received by the Company and on written representations from certain reporting persons, we believe that the directors, executive officers and persons who beneficially own more than 10% of the Company’s common stock during the fiscal year ended December 31, 2010 have been in compliance with Section 16(a). (Please confirm)

ITEM 11.	EXECUTIVE COMPENSATION.

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our Chief Executive Officer and other executive officers during the years ended December 31, 2010 and 2009.

Summary Compensation Table

The following is a summary of the compensation paid by us to the individuals who have served as our CEO and any executive officers who have received compensation in excess of $100,000 for the two years ended December 31, 2010 and 2009.

		Salary (cash or non-cash)	Bonus (cash or non-cash)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Liu Bo CEO and Director (current)	2010	91,463	-	-	-	-	-	-	91,463
	2009	89,153	-	-	-	-	-	-	89,153

Samuel Sheng CFO (current)	2010	73,170	-	-	-	-	-	-	73,170
	2009	70,278	-	-	-	-	-	-	70,278

Sun Weishan COO (current)	2010	73,170	-	-	-	-	-	-	73,170
	2009	70,278	-	-	-	-	-	-	70,278

Outstanding Equity Awards at Fiscal Year-End

As of our fiscal years ended December 31, 2010 and 2009, we did not have any stock option plan or stock incentive plan and there were no outstanding equity awards as of our fiscal years ended December 31, 2010 and 2009. No equity awards were granted during the year ended December 31, 2010.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

We have the following employment contracts with the named executive officers:  (Please confirm)

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

Samuel Sheng has an employment agreement with the Company for a renewable three-year term beginning December 1, 2007. Pursuant to this employment agreement, Mr. Sheng shall receive an annual base salary of approximately $40,540 (RMB300,000), subject to a year-end bonus to be determined by the Board of Directors.  The employment agreement was automatically renewed effective December 1, 2010.  Mr. Sheng continues to serve as Chief Financial Officer of the Company under the original terms of the employment agreement.

Director Compensation

Other than as disclosed in the Summary Compensation Table above, Liang Deli received $70,278 for his services as a member of the Board of Directors for an initial term expiring on June 30, 2012. Our directors are also reimbursed for reasonable travel and other expenses incurred in connection with attending meetings of the board and its committees, if any.

ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ANDRELATED STOCKHOLDER MATTERS.

The following table lists stock ownership of our common stock as of April 11, 2011.  The information includes beneficial ownership by (i) holders of more than 5% of our common stock, (ii) each of our current directors and executive officers and (iii) all of our directors and executive officers as a group.

The information is determined in accordance with Rule 13d-3 promulgated under the Exchange Act based upon information furnished by the persons listed or contained in filings made by them with the Commission. Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our common stock been beneficially owned by them.

Amount and Nature of Beneficial Ownership

Name and Address of Beneficial Owner	Director/Officer	Amount and Nature of Beneficial Ownership (1)		Percentage of Class (1)

Rise Elite International Limited		12,653,160	(2)	68.40%

Vision Opportunity Master Fund, Ltd.		4,754,772	(3)	9.9%

Vision Capital Advantage Fund. L.P.		596,808	(3)	9.9%

Liu Bo	President, Chief Executive Officer and Director	12,653,160	(4)	68.40%

Liang Deli	Vice President and Director	-	(5)	-

Samuel Sheng	Chief Financial Officer	-		-

Sun Weishan	Chief Operating Officer and Secretary	-		-

All directors and officers as a group		12,653,160		68.40%

(1) Applicable percentage ownership is based on 18,499,736 shares of common stock outstanding as of April 11, 2011, together with securities exercisable or convertible into shares of common stock within 60 days of April 11, 2011 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of April 11, 2011 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2) Mr. Liu, the majority shareholder and sole officer and director of Rise Elite, has voting and dispositive control over the shares of common stock held by Rise Elite.

(3) Vision Capital Advisors, LLC (“Vision Capital Advisors”) serves as investment manager to Vision Opportunity Master Fund, Ltd. and Vision Capital Advantage Fund. L.P. (collectively, the “Funds”). Adam Benowitz, Managing Member of Vision Capital Advisors and Director of each of the Funds, holds the power to vote and dispose of the subject shares.

Based upon the Form 3 filed by Vision Capital Advantage Fund, L.P. on September 25, 2008, it holds 596,808 shares of Common Stock of the Company.

In addition to those holdings disclosed in the table above, Vision Opportunity Master Fund, Ltd. and Vision Capital Advantage Fund, L.P. (collectively, “Vision”) holds warrants A, B, C and D to purchase up to 13,765,846 shares of common stock and 160,494 shares of Series B Convertible Preferred Stock, each share of which is convertible into 30 shares of common stock.  However, Vision is contractually prohibited from exercising these warrants and converting the Series B Convertible Preferred Stock if the number of shares of our common stock to be issued pursuant to such exercise would cause Vision to hold in excess of 9.9% of our then issued and outstanding shares of common stock. Vision is permitted to waive such restrictions on exercise and conversion upon providing us sixty-one (61) days’ notice.

(4) This number represents shares held by Rise Elite.  Liu Bo is shareholder of Rise Elite holding 70.39% ownership interest in Rise Elite. As the majority shareholder and sole officer and director of Rise Elite, Liu Bo has voting and dispositive control over the shares of common stock held by Rise Elite; and therefore may be deemed to beneficial own all of the common shares of Sunway Global held by Rise Elite.

(5) Liang Deli holds a 7.66% ownership interest in Rise Elite but does not have any voting and dispositive power over the shares hold by Rise Elite.

ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORINDEPENDENCE.

Certain Relationships and Related Transactions [update as necessary]

Except as in the transactions set forth below, there have been no material transactions during the past two years between us and any officer, director or any shareholder owning greater than 5% of our outstanding shares, or any of their immediate family members:

As of the beginning of fiscal year 2008, $585,678was due from Beijing Sunway New-Force Medical Treatment Tech Co.,Ltd. (“Beijing Sunway”),a related company in which Liang Deli, a director of Sunway Global, held a 44% equity interest prior to March 2008. This All of this loan was re-paid in full in March 2008.

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

Director Independence

The Company currently has two directors, Liu Bo and Liang Deli. Neither director qualifies as an “independent” director as that term is defined under the federal securities laws and the rules of The NASDAQ Stock Market. Our company, however, recognizes the importance of good corporate governance and intends to appoint an audit committee comprised entirely of independent directors, including at least one financial expert, during our 2011fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees. The aggregate fees incurred by the Company’s independent registered public accounting firms, for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2010 and December 31, 2009, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q and other SEC filings during those fiscal years were approximately $86,000 and $76,000, respectively.

Audit-Related Fees. The aggregate fees incurred by the Company’s independent registered public accounting firms were $4,500 and $3,6000, respectively, for audit-related services during the years ended December 31, 2010 and December 31, 2009.

Tax Fees. The Company did not incur any tax fees from its independent registered public accounting firms for services rendered to the Company for the fiscal years ended December 31, 2010 and December 31, 2009.

All Other Fees. The Company did not incur any other fees from its independent registered public accounting firms for services rendered to the Company, other than the services covered in "Audit Fees" for the fiscal years ended December 31, 2010 and December 31, 2009.

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

10.3	Form of Escrow Agreement, dated June 5, 2007, by and between the Company, Rise Elite, Vision and Loeb and Loeb LLP. (3)
10.4	Engagement Letter Agreement, dated September 1, 2006, by and between Sunway and Kuhns Brothers, Inc. (1)
10.5	Form of Securities Escrow Agreement, dated June 5, 2007, by and between the Company, Vision Opportunity Master Fund, Ltd., Rise Elite and Loeb and Loeb LLP. (1)
10.6	Form of Consignment Agreement, dated as of June 5, 2007, between Rise Elite and the Shareholders of Sunway. (3)
10.7	Form of Consignment Transfer Agreement, dated as of June 5, 2007, between Rise Elite and WTL. (3)
10.8	Exclusive Purchase Option Agreement, dated as of June 5, 2007, between shareholders of Sunway and WTL. (3)
10.9	Intellectual Property Transfer Agreement, dated as of June 5, 2007, between Sunway and SWT. (3)
10.10	Intellectual Property Licensing Agreement, dated as of June 5, 2007, between Sunway and SWT. (3)
10.11	Consigned Management Agreement, dated as of June 5, 2007, between SWT, Sunway, and the shareholders of Sunway. (3)

10.12	Loan Agreement, dated as of June 5, 2007, between Sunway and SWT. (3)
10.13	Equipment Lease Agreement, dated as of June 5, 2007, between Sunway and SWT. (3)
10.14	Amendment to Registration Rights Agreement dated July 24, 2007 by and between the Company, Vision Opportunity Master Fund, Ltd., and Columbia China Capital Group, Inc. (4)
10.15	Amendment to Registration Rights Agreement dated June 19, 2008 by and between the Company and Vision Opportunity Master Fund, Ltd. (4)
10.16	Capital Transfer Agreement, dated March 16, 2008, by and among SWT, Liang DeLi, Sun Xitao, and Yao Liyan. (5)
10.17	Share and Asset Transfer Agreement, dated August 31, 2008, by and between Liheng Enterprise Company Limited and SWT. (6)
10.18	Lease Agreement, by and between Beijing Jiahai Realty Development Co., Ltd., Beijing Jiahai Property Management Co., Ltd., and Beijing Sunway New-force Medical Treatment Tech Co., Ltd. (6)
10.19	Lease Agreement, dated March 18, 2008, by and between Daqing Sunway and DaqingZhuangyeGuangchang Co., Ltd. (6)
21.1	List of Subsidiaries. (6)
31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Act of 2002 Section 302.*
31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Act of 2002 Section 302.*
32.1	Certification by Chief Executive Officer pursuant to Sarbanes-Oxley Act of 2002 Section 906.*
32.2	Certification by Chief Financial Officer pursuant to Sarbanes-Oxley Act of 2002 Section 906.*

(1) Incorporated by reference to the exhibit of the same number to our report on form 8-K filed with the SEC on June 12, 2007.
(2) Incorporated by reference to the exhibit of the same number to our report on form 8-K/A filed with the SEC on June 20, 2007.
(3) Incorporated by reference to the exhibit of the same number to our report on form 8-K/A filed with the SEC on June 27, 2007.
(4)Incorporated by reference to the exhibit of the same number to our registration statement on form S-1 filed with the SEC on September 23, 2008.
(5) Incorporated by reference to the exhibit to our quarterly report for the period ended March 31, 2008 on Form 10-Q/A filed with the SEC on March 6, 2009.
(6)Incorporated by reference to the exhibit to our annual report for the period ended December 31, 2008 on Form 10-K filed with the SEC on March 30, 2009.
* Filed Herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNWAY GLOBAL INC.

April 15, 2011	By:	/s/ Liu Bo
Liu Bo
Chief Executive Officer and Chairman (principal executive officer)

/s/ Samuel Sheng
Samuel Sheng Chief Financial Officer (Principal Financial and Accounting officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

	Chief Executive Officer and	April 15, 2011
/s/ Liu Bo	Chairman of the Board of Directors
Liu Bo

	Chief Financial Officer (Principal Financial	April 15, 2011
/s/ Samuel Sheng	and Accounting officer)
Samuel Sheng

/s/ Liang Deli	Director	April 15, 2011
Liang Deli