Form 10-Q/A
period 2009-06-30
Sunway Global Inc.
filed 2011-05-10
CIK 1096840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 2

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 15, 2010, there were 18,499,736 outstanding shares of the Registrant's Common Stock, $0.0000001 par value.

EXPLANATORY NOTE

The Amendment No.2 to Sunway Global Inc.’s (the "Company", "Sunway") Quarterly Report on Form 10-Q/A amends certain of the financial information included in Part I, Item 1, Note 19; and correct typographical errors and clarify disclosures details in Note 1, 4, 10, 14 and Item 4. No other information included in the original Form 10Q and Form 10Q/A No.1 are amended hereby.

For convenience and ease of reference, the Company is filing the Quarterly Report in its entirety with applicable changes. Unless otherwise stated, all information contained in this amendment is as of August14, 2009, the filing date of the original Quarterly Report. Except as stated herein, this Form 10-Q/A does not reflect events or transactions occurring after such filing date or modify or update those disclosure in the Quarterly Report that may have affected by events or transactions occurring subsequent to such filing date. No information in the Quarterly Report other than as set forth above is amended hereby.

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
Except for note 19 which is dated February 14, 2011

SUNWAY GLOBAL INC.

CONSOLIDATED BALANCE SHEETS
AS AT JUNE 30, 2009 AND DECEMBER 31, 2008
(Stated in US Dollars)

	Notes	June 30, 2009	December 31, 2008
		(Unaudited Restated)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	2(k)	$7,584,827	$15,189,941
Trade receivables, net	5	3,072,723	2,953,919
Inventories	8	837,463	590,738
Advances to suppliers		1,222,794	547,952
Prepayments		61,644	-
Tender deposits		27,030	112,735
Travel advances to directors	6	67,567	38,733
Advances to employees	7	294,010	429,804
Other receivables		404,409	-

Total current assets		$13,572,467	$19,863,822
Amount due from a related company	4	830	830
Restricted cash		321,032	378,366
Property, plant and equipment, net	9	5,743,048	5,069,871
Intangible assets, net	10	9,483,878	6,576,769
Deposit for technology-based design		6,886,542	1,750,751
Deposit for the acquisition of subsidiary		-	7,725,445
Deposit for property, plant and equipment		1,906,159	-

TOTAL ASSETS		$37,913,956	$41,365,854

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable		$96,081	$59,912
Income tax payable		128,929	632,893
Turnover and other taxes		107,649	406,839
Expected warranty liabilities	11	50,466	50,396
Customers deposits		247,522	-
Accrued liabilities		293,558	301,461
Other payables		253,520	15,168

Total current liabilities		$1,177,725	$1,466,669
Warrants liabilities		58,967,314	-

TOTAL LIABILITIES		$60,145,039	$1,466,669

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.

CONSOLIDATED BALANCE SHEETS (Continued)
AS AT JUNE 30, 2009 AND DECEMBER 31, 2008
(Stated in US Dollars)

	Notes	June 30, 2009	December 31, 2008
		(Unaudited Restated)	(Audited Restated)
STOCKHOLDERS’ EQUITY
Series B Convertible Preferred
Stock $0.0000001 par value; 400,000
shares authorized; 160,494 shares issued
and outstanding at June 30, 2009
and December 31, 2008 respectively	12	$1	1

Common stock at $0.0000001 par
value; 100,000,000 shares authorized;
18,499,736 shares issued and
outstanding at June 30, 2009
and December 31, 2008 respectively		2	2
Additional paid-in capital		11,989,023	17,824,325
Statutory reserves		3,033,855	2,127,978
(Accumulated deficit)/retained earnings		(40,128,465)	17,102,689
Accumulated other comprehensive income		2,874,501	2,844,190

		$(22,231,083)	$39,899,185

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$37,913,956	$41,365,854

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.

CONSOLIDATED STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

		Six months ended June 30,
		2009	2008
	Notes	(Restated)

Net revenues	17	$5,668,342	$8,090,863
Cost of net revenues	17	(1,981,286)	(2,376,675)

Gross profit		$3,687,056	$5,714,188

Selling expenses		(361,302)	(98,075)
General and administrative expenses		(1,394,473)	(1,429,399)

Income from operation		$1,931,281	$4,186,714
Interest expenses		(1,727)	-
Interest income		42,240	36,869
Impairment on investment	18	(4,831,386)	-
Change in fair value of warrants		10,934,559	-

Income before income taxes		$8,074,967	$4,223,583

Income taxes	14	(333,673)	(672,462)

Net income		$7,741,294	$3,551,121

Net income per share:
-Basic		$0.42	$0.30

-Diluted		$0.25	$0.12

Weighted average number of common stock
-Basic	13	18,499,736	11,757,733

-Diluted	13	30,969,100	29,064,297

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

		Three months ended June 30,
		2009	2008
	Notes	(Restated)

Net revenues	17	$2,734,631	$4,499,670
Cost of net revenues	17	(1,087,385)	(1,236,310)

Gross profit		$1,647,246	$3,263,360

Selling expenses		(180,950)	(73,542)
General and administrative expenses		(760,473)	(640,909)

Income from operation		$705,823	$2,548,909
Interest expenses		(1,728)	-
Interest income		18,735	37,152
Change in fair value of warrants		31,415,835	-

Income before income taxes		$32,138,665	$2,586,061

Income taxes	14	(125,635)	(400,774)

Net income		$32,013,030	$2,185,287

Net income per share:
-Basic and diluted		$1.73	$0.14

-Diluted		$1.06	$0.08

Weighted average number of common stock
-Basic		18,499,736	15,155,118

-Diluted		30,243,833	28,619,524

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2008 AND SIX MONTHS ENDED JUNE 30, 2009
(Stated in US Dollars)(Unaudited)(Restated)

					Additional		Retained	Accumulated
	Preferred	Preferred	No.		paid		earnings/	other
	Series	Series	shares	Common	in	Statutory	(accumulated	comprehensive
	A	B	outstanding	stock	capital	reserves	deficit)	income	Total

Balance, January 1, 2008	$1	$1	223,658	$1	$11,244,325	$2,127,978	$8,043,920	$1,180,288	$22,596,514
Conversion of Preferred Series A into Common Stock	(1)	-	13,711,831	-	1	-	-	-	-
Conversion of Preferred Series B into Common Stock	-	-	148,140	-	-	-	-	-	-
Conversion of Warrant Series J into Common Stock	-	-	4,416,107	1	6,579,999	-	-	-	6,580,000
Net income	-	-	-	-	-	-	9,058,769	-	9,058,769
Foreign currency translation adjustment	-	-	-	-	-	-	-	1,663,902	1,663,902

Balance, December 31, 2008 (Restated)	$-	$1	18,499,736	$2	$17,824,325	$2,127,978	$17,102,689	$2,844,190	$39,899,185

Balance, January 1, 2009	$-	$1	18,499,736	$2	$17,824,325	$2,127,978	$17,102,689	$2,844,190	$39,899,185
Net income	-	-	-	-	-	-	7,741,294	-	7,741,294
Appropriations to statutory Reserves	-	-	-	-	-	905,877	(905,877)	-	-
Reclassification of warrants from equity to derivative liabilities	-	-	-	-	(3,990,942)	-	(65,910,931)	-	(69,901,873)
Foreign currency translation Adjustment	-	-	-	-	-	-	-	30,311	30,311

Balance, June 30, 2009 (Restated)	$-	$1	18,499,736	$2	$13,833,383	$3,033,855	$(41,972,825)	$2,874,501	$(22,231,083)

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

	Six months ended June 30,
	2009	2008
	(Restated)
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

SUNWAY GLOBAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

	Six months ended June 30,
	2009	2008
	(Restated)
Net in cash and cash equivalents (used)/sourced	$(7,739,292)	$8,109,313

Effect of foreign currency translation on
cash and cash equivalents	134,178	1,530,795

Cash and cash equivalents–beginning of period	15,189,941	5,820,100
Cash and cash equivalents–end of period	$7,584,827	$15,460,208

Supplementary cash flow information:
Interest received	$42,240	$36,869
Interest paid	1,727	-
Tax paid	838,625	672,462

SUPPLEMENTAL NON-CASH DISCLOSURES:

1.	During the six months ended June 30, 2009 and 2008, an amount of $1,752,695 and nil were transferred from “deposit for the acquisition of technology-based design” to “intangible assets”, respectively.

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

	June 30, 2009	December 31, 2008
Bank of Communications, Branch of Daqing
City Economic Zone	$7,320,882	$9,606,188
Daqing City Commercial Bank	-	4,536,667
Agricultural Bank of China	52,729	930,332
China Construction Bank, Beijing Branch	160,295	-
HSBC	35,157	109,151
Cash on hand	15,764	7,603

	$7,584,827	$15,189,941

(l)	Restricted cash

Restricted cash are pledged deposits in an escrow account for investor relations purpose.

(m)	Revenue recognition

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

As at December 31, 2008, the amount due from Rise Elite International Ltd (Rise Elite), a related company where Mr. Liu Bo, the director of the Company is a shareholder. The amount is unsecured, interest free and repayable on demand.  The amount was held by Rise Elite for the initial setup expenses.

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

A reconciliation between the income tax computed at the U.S. statutory rate and the Group’s provision for income tax is as follows:

	Six months ended June 30,
	2009	2008

U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	(34)%	(34)%
PRC Enterprise Income Tax	25%	33%
Tax holiday	(10)%	(18)%

Provision for income tax	15%	15%

The provision for income taxes consists of the following:

	Six months ended June 30,
	2009	2008

Current tax – PRC EIT	$333,673	$672,462
Deferred tax provision	-	-

Income tax expenses	$333,673	$672,462

The Reconciliation of non-taxable and non-tax deductible items is as follows:

	Six months ended June 30,
	2009	2008
Income before taxation	$8,074,967	$4,223,583
Add: Impairment on investment	4,831,386	-
Other non-tax deductible items	252,693	259,497
Less: Change in fair value of warrants	(10,934,559)	-

Adjusted PRC EIT taxable income	$2,224,487	$4,483,080

15.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Net revenues and cost of revenues by product:

For the six months ended June 30, 2009	Workstation Type A	Workstation Type B	Workstation Type C	SADP	Other	Consolidated
Net revenues	$2,044,292	$601,327	$2,504,453	$434,901	$83,369	$5,668,342
Cost of net revenues	(627,672)	(174,297)	(854,162)	(254,402)	(70,753)	(1,981,286)

	$1,416,620	$427,030	$1,650,291	$180,499	$12,616	$3,687,056

For the six months ended June 30, 2008	Workstation Type A	Workstation Type B	Workstation Type C	SADP	Other	Consolidated
Net revenues	$1,654,785	$3,503,647	$2,395,149	$537,282	$-	$8,090,863

Cost of net revenues	(428,782)	(1,042,584)	(700,954)	(204,355)	-	(2,376,675)

	$1,226,003	$2,461,063	$1,694,195	$332,927	$-	$5,714,188

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

As a result of the amendment 1, the Company restated its financial statements by appropriately adopting ASC 815 whereby recording these warrants from equity to liability measured at fair value with changes in fair value recognized in earnings for each reporting periods and recording a cumulative-effect adjustment to the opening balance of retained earnings.

As a result of the restatement of the consolidated balance sheet as of December 31, 2007 that has carryover effect to December 31, 2008 and June 30, 2009, the amendment 2 further decreased the additional paid-in capital from $18,689,023 to $13,833,383. The retained earnings/(accumulated deficit) decreased from $(46,828,465) to $(41,972,825).  The assets, liabilities and total stockholders’ equity have no changes.

 The changes from amendment 1 and amendment 2 are listed in separate columns in the following:

SUNWAY GLOBAL INC.

BALANCE SHEETS

ITEMS	Original			Restated
		June 30, 2009
	(Unaudited)	Amendment 1	Amendment 2	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$7,584,827	-		$7,584,827
Trade receivables, net	3,072,723	-		3,072,723
Inventories	837,463	-		837,463
Advances to suppliers	1,222,794	-		1,222,794
Prepayments	61,644	-		61,644
Tender deposits	27,030	-		27,030
Travel advances to directors	67,567	-		67,567
Advances to employees	294,010	-		294,010
Other receivables	404,409	-		404,409

Total current assets	$13,572,467	-		$13,572,467
Amount due from a related company	830	-		830
Restricted cash	321,032	-		321,032
Property, plant and equipment, net	5,743,048	-		5,743,048
Intangible assets, net	9,483,878	-		9,483,878
Deposit for acquisition of computer software	6,886,542	-		6,886,542
Deposit for property, plant and equipment	1,906,159	-		1,906,159
Goodwill	4,831,386	(4,831,386)	0	-

TOTAL ASSETS	$42,745,342	(4,831,386)	0	$37,913,956

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$96,081	-		$96,081
Income tax payable	128,929	-		128,929
Turnover and other taxes	107,649	-		107,649
Expected warranty liabilities	50,466	-		50,466
Customers deposits	247,522	-		247,522
Accrued liabilities	293,558	-		293,558
Other payables	253,520	-		253,520

Total current liabilities	$1,177,725			$1,177,725
Warrants liabilities	-	58,967,314	0	58,967,314
TOTAL LIABILITIES	$1,177,725	58,967,314	0	$60,145,039

SUNWAY GLOBAL INC.

BALANCE SHEETS (Continued)

ITEMS	Original	Restated
	June 30, 2009
	(Unaudited)	Amendment 1	Amendment 2	(Unaudited)
STOCKHOLDERS’ EQUITY
Series B Convertible Preferred Stock $0.0000001 par value; 400,000shares authorized; 160,494 shares issued and outstanding at June 30, 2009	$1			$1

Common stock at $0.0000001 par value; 100,000,000 shares authorized;18,499,736 shares issued and outstanding at June 30, 2009	2			2
Additional paid-in capital	22,679,965	(3,990,942)	(4,855,640)	13,833,383
Statutory reserves	3,033,855	-		3,033,855
Retained earnings/(accumulated deficit)	12,979,070	(59,807,535)	4,855,640	(41,972,825)
Accumulated other comprehensive income	2,874,724	(223)	0	2,874,501

	$41,567,617	(63,798,700)	0	$(22,231,083)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$42,745,342	(4,831,386)	0	$37,913,956

ITEMS	Original	Restated
	December 31, 2008
	(Audited)	Amendment 1	Amendment 2	(Audited)
STOCKHOLDERS’ EQUITY
Series B Convertible Preferred Stock $0.0000001 par value; 400,000shares authorized; 160,494 shares issued and outstanding at December 31, 2008	$1			$1

Common stock at $0.0000001 par value; 100,000,000 shares authorized;18,499,736 shares issued and outstanding at December 31, 2008	2			2
Additional paid-in capital	22,679,965	0	(4,855,640)	17,824,325
Statutory reserves	2,127,978			2,127,978
Retained earnings	12,247,049	0	4,855,640	17,102,689
Accumulated other comprehensive income	2,844,190			2,844,190

	$39,899,185	0	0	$39,899,185
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$41,365,854	0	0	$41,365,854

SUNWAY GLOBAL INC.

STATEMENT OF INCOME
ITEMS	Original			Restated
		Six months ended June 30, 2009
	(Unaudited)	Amendment 1	Amendment 2	(Unaudited)

Net revenues	$5,668,342	-		$5,668,342
Cost of net revenues	(1,981,286)	-		(1,981,286)

Gross profit	$3,687,056	-		$3,687,056

Selling expenses	(361,302)	-		(361,302)
General and administrative expenses	(1,384,831)	(9,642)	0	(1,394,473)

Income from operation	$1,940,923	(9,642)	0	$1,931,281
Interest expenses	(1,727)	-		(1,727)
Interest income	41,927	313	0	42,240
Impairment on investment	-	(4,831,386)	0	(4,831,386)
Loss on disposal of fixed assets	(9,552)	9,552	0	-
Change in fair value of warrants	-	10,934,559	0	10,934,559

Income before income taxes	$1,971,571	6,103,396	0	$8,074,967

Income taxes	(333,673)	-		(333,673)

Net income	$1,637,898	6,103,396	0	7,741,294

Net income per share:
-Basic	$0.09	0.33	0	0.42

-Diluted	$0.05	0.20	0	0.25

Weighted average number of common stock
-Basic	18,499,736	-		18,499,736

-Diluted	30,969,100	-		30,969,100

SUNWAY GLOBAL INC.

STATEMENT OF INCOME
ITEMS	Original			Restated
	Three months ended June 30,2009
	(Unaudited)	Amendment1	Amendment 2	(Unaudited)

Net revenues	$2,734,631	-		$2,734,631
Cost of net revenues	(1,087,385)	-		(1,087,385)

Gross profit	$1,647,246	-		$1,647,246

Selling expenses	(180,950)	-		(180,950)
General and administrative expenses	(750,917)	(9,556)	0	(760,473)

Income from operation	$715,379	(9,556)	0	$705,823
Interest expenses	(1,728)	-		(1,728)
Interest income	18,735	-		18,735
Change in fair value of warrants	-	31,415,835	0	31,415,835
Loss on disposal of fixed assets	(9,556)	9,556	0	-

Income before income taxes	$722,830	31,415,835	0	$32,138,665

Income taxes	(125,635)	-		(125,635)

Net income	$597,195	31,415,835	0	$32,013,030

Net income per share:
-Basic and diluted	$0.03	1.70	0	$1.73

-Diluted	$0.02	1.04	0	$1.06

Weighted average number of common stock
-Basic	18,499,736	-		18,499,736

-Diluted	30,243,833	-		30,243,833

SUNWAY GLOBAL INC.

STATEMENT OF CASH FLOWS

ITEMS	Original				Restated
			Six months ended June 30,2009
	(Unaudited)		Amendment 1	Amendment 2	(Unaudited)
Cash flows from operating activities
Net income	$1,637,898		6,103,396	0	$7,741,294
Depreciation	474,148		-		474,148
Amortization	407,773		-		407,773
Loss on disposal of fixed assets	9,552		-		9,552
Change in fair value of warrants			(10,934,559)	0	(10,934,559)
Impairment on investment	-		4,831,386	0	4,831,386
Adjustments to reconcile net income to net cash provided by operating activities:
Trade receivables, net	(114,774	) )	-		(114,774)
Inventories	(245,971)		-		(245,971)
Advances to suppliers	(674,302)		177,765	0	(496,537)
Prepayments	1,037,814		(1,099,472)	0	(61,658)
Tender deposits	85,880		-		85,880
Travel advances to shareholders	(28,788)		-		(28,788)
Advances to employees	136,417		-		136,417
Other receivables	(404,504)		645,220	0	240,716
Accounts payable	36,096		-		36,096
Income tax payable	(504,951)		-		(504,951)
Turnover and other taxes	(299,819)		28,456	0	(271,363)
Customers deposits	247,580		-		247,580
Accrued liabilities	(8,285)		-		(8,285)
Other Payables	(185,704)		424,091	0	238,387

Net cash provided by operating activities	$1,606,060		176,283	0	$1,782,343

Cash flows from investing activities
Purchase of plant and equipment	$(185,311)		(68,290)	0	$(253,601)
Purchase of intangible assets	(2,173,206)		(110,971)	0	(2,284,177)
Sales of short term investment	-		-		-
Restricted cash	57,334		-		57,334
Advances to a related company	-		-		-
Advances to a director	-		-		-
Deposit for technology-based designs	(5,134,586)		-		(5,134,586)
Deposit for property, plant and equipment	(1,906,605)		-		(1,906,605)
Reversal of deposit for acquisition of subsidiary	7,725,445		(7,725,445)	0	-
Acquisition of subsidiary, net of cash acquired	(7,652,252)		7,652,252	0	-

Net cash used in investing activities	$(9,269,181)		(252,454)	0	$(9,521,635)

Cash flows from financing activities	$-		-		$-

Net cash provided by financing activities	$-		-		$-

SUNWAY GLOBAL INC.

STATEMENTS OF CASH FLOWS (Continued)

ITEMS	Original			Restated
		Six months ended June 30,2009
	(Unaudited)	Amendment 1	Amendment 2	(Unaudited)
Net in cash and cash equivalents used	$(7,663,121)	(76,171)	0	$(7,739,292)

Effect of foreign currency translation on cash and cash equivalents	58,007	76,171	0	134,178

Cash and cash equivalents–beginning of period	15,189,941	-		15,189,941

Cash and cash equivalents–end of period	$7,584,827	-		$7,584,827

Supplementary cash flow information:
Interest received	$41,927	313	0	$42,240
Interest paid	1,727	-		1,727

Tax paid	838,625	-		838,625

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

Overview

Since June 27, 2007, the Company has operated as a holding company for entities that, through contractual relationships, control the business of Daqing Sunway Technology Co., Ltd. (“Daqing Sunway”), a company organized under the laws of the PRC that designs, manufactures and sells logistic transport systems and medicine dispensing systems and equipment that are principally used by hospitals and other medical facilities in the PRC. Currently our Company is the only producer of two products in the PRC. We have served approximately 300 customers in the PRC from our facilities in Daqing.   We generate our revenue from sales in two product categories: pneumatic transport systems (“PTS”) and Sunway Automatic Dispensing and Packing (“SADP”).

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

In addition, management identified an improper classification of additional paid in capital items for the year ended December 31, 2007; which required overstated additional paid-in capital to be adjusted down by $4,855,640, and understated retained earnings to be adjusted up by $4,855,640. These adjustments will be made to the financial statements for the year ended December 31, 2008 and the six months ended June 30, 2009.

Based upon their evaluation as of the end of the period covered by this quarterly report, the Company’s chief executive officer and chief financial officer concluded that, due to the significant deficiencies in internal control over financial reporting described below, the Company’s disclosure controls and procedures are not effective as of June 30, 2009.

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

SUNWAY GLOBAL, INC.

Dated: May 10, 2011	By:	/s/ Liu Bo
Name: Liu Bo
Title: Chief Executive Officer

Dated: May 10, 2011	By:	/s/ Samuel Sheng
Name: Samuel Sheng
Title: Chief Financial Officer