Form 10-Q/A
period 2009-09-30
Sunway Global Inc.
filed 2011-05-10
CIK 1096840

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 13, 2010, there were 18,499,736 outstanding shares of the Registrant's Common Stock, $0.0000001 par value.

EXPLANATORY NOTE

The Amendment No.2 to Sunway Global Inc.’s (the "Company", "Sunway") Quarterly Report on Form 10-Q/A No.2 for the quarter ended September 30, 2009 amends certain of the financial information included in Part I, Item 1, Note 19; and corrects typographical errors and clarify disclosure details in Notes 1, 4, 10, 14 and Item 4. No other information included in the original Form 10-Q, as amended by Amendment No.1 to and Form 10Q are amended hereby.

For convenience and ease of reference, the Company is filing the Quarterly Report in its entirety with applicable changes. Unless otherwise stated, all information contained in this amendment is as of November14, 2009, the filing date of the original Quarterly Report and does not reflect events or transactions occurring after such filing.

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
Except for note 20 which is dated February 14, 2011

SUNWAY GLOBAL INC.

CONSOLIDATED BALANCE SHEETS
AS AT SEPTEMBER 30, 2009 AND DECEMBER 31, 2008
(Stated in US Dollars)

	Notes	September 30,2009	December 31, 2008
		(Unaudited Restated)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	2(k)	$4,860,548	$15,189,941
Trade receivables, net	5	3,214,439	2,953,919
Inventories	8	649,024	590,738
Advances to suppliers		1,047,955	547,952
Prepayments		236,925	-
Tender deposits		119,144	112,735
Travel advances to directors	6	92,402	38,733
Advances to employees	7	297,250	429,804
Other receivables		199,434	-

Total current assets		$10,717,121	$19,863,822
Amount due from a related company	4	830	830
Restricted cash		311,916	378,366
Property, plant and equipment, net	9	8,117,438	5,069,871
Intangible assets, net	10	13,904,188	6,576,769
Deposit for the acquisition of subsidiary		-	7,725,445
Deposit for technology-based designs		4,405,786	1,750,751
Deposit for property, plant and equipment		1,411,606	-

TOTAL ASSETS		$38,868,885	$41,365,854

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable		$109,007	$59,912
Income tax payable		172,452	632,893
Turnover and other taxes		21,386	406,839
Expected warranty liabilities	11	50,519	50,396
Customers deposits		300,428	-
Accrued liabilities		565,497	301,461
Other payables		8,705	15,168

Total current liabilities		$1,227,994	$1,466,669
Warrant liabilities		56,537,920	-

TOTAL LIABILITIES		$57,765,914	$1,466,669

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

Common stock at $0.0000001 par
value; 100,000,000 shares authorized;
18,499,736 shares issued and
outstanding at September 30, 2009
and December 31, 2008 respectively		2	2
Additional paid-in capital		11,989,023	17,824,325
Statutory reserves		3,033,855	2,127,978
(Accumulated deficit)/retained earnings		(36,833,037)	17,102,689
Accumulated other comprehensive income		2,913,127	2,844,190

		$(18,897,029)	$39,899,185

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$38,868,885	$41,365,854

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.

CONSOLIDATED STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

		Nine months ended September 30,
		2009	2008
	Notes	(Restated)

Net revenues	17	$8,819,247	$14,074,768
Cost of net revenues	17	(3,068,381)	(4,154,866)
Gross profit		$5,750,866	$9,919,902

Selling expenses		(697,057)	(279,167)
General and administrative expenses		(2,097,560)	(2,135,759)

Income from operation		$2,956,249	$7,504,976
Interest expenses		(1,727)	-
Interest income		52,284	44,698
Impairment on investment	18	(4,831,386)	-
Change in fair value of warrants		13,363,953	-

Income before income taxes		$11,539,373	$7,549,674

Income taxes	14	(502,651)	(1,132,451)

Net income		$11,036,722	$6,417,223

Net income per share:
-Basic		$0.60	$0.46

-Diluted		$0.36	$0.22

Weighted average number of common stock
-Basic	13	18,499,736	14,003,444

-Diluted	13	30,763,019	28,690,904

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

		Three months ended September 30,
		2009	2008
	Notes	(Restated)

Net revenues	17	$3,150,969	$6,025,075
Cost of net revenues	17	(1,087,115)	(1,790,475)

Gross profit		$2,063,854	$4,234,600

Selling expenses		(335,787)	(187,978)
General and administrative expenses		(697,782)	(700,544)

Income from operation		$1,030,285	$3,346,078
Interest income		10,041	8,267
Change in fair value of warrants		2,429,394	-

Income before income taxes		$3,469,720	$3,354,345

Income taxes	14	(168,978)	(484,486)

Net income		$3,300,742	$2,869,859

Net income per share:
-Basic and diluted		$0.18	$0.16

-Diluted		$0.11	$0.10

Weighted average number of common stock
-Basic		18,499,736	18,446,045

-Diluted		30,323,548	27,587,392

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2008 AND
NINE MONTHS ENDED SEPTEMBER 30, 2009
(Stated in US Dollars)(Unaudited)(Restated)

					Additional		Retained	Accumulated
	Preferred	Preferred	No.		paid		earnings/	other
	Series	Series	shares	Common	in	Statutory	(accumulated	comprehensive
	A	B	outstanding	stock	capital	reserves	deficit)	income	Total

Balance, January 1, 2008	$1	$1	223,658	$1	$11,244,325	$2,127,978	$8,043,920	$1,180,288	$22,596,514
Conversion of Preferred Series A into Common Stock	(1)	-	13,711,831	-	1	-	-	-	-
Conversion of Preferred Series B into Common Stock	-	-	148,140	-	-	-	-	-	-
Conversion of Warrant Series J into Common Stock	-	-	4,416,107	1	6,579,999	-	-	-	6,580,000
Net income	-	-	-	-	-	-	9,058,769	-	9,058,769
Foreign currency translation adjustment	-	-	-	-	-	-	-	1,663,902	1,663,902

Balance, December 31,2008 (restated)	$-	$1	18,499,736	$2	$17,824,325	$2,127,978	$17,102,689	$2,844,190	$39,899,185

Balance, January 1, 2009	$-	$1	18,499,736	$2	$17,824,325	$2,127,978	$17,102,689	$2,844,190	$39,899,185
Net income	-	-	-	-	-	-	11,036,722	-	11,036,722
Appropriations to statutory Reserves	-	-	-	-	-	905,877	(905,877)	-	-
Reclassification of warrants from equity to derivative liabilities	-	-	-	-	(3,990,942)	-	(65,910,931)	-	(69,901,873)
Foreign currency translation Adjustment	-	-	-	-	-	-	-	68,937	68,937

Balance, September 30, 2009 (restated)	$-	$1	18,499,736	$2	$13,833,383	$3,033,855	$(38,677,397)	$2,913,127	$(18,897,029)

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

	Nine months ended September 30,
	2009	2008
	(Restated)
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
	(Restated)

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

A reconciliation between the income tax computed at the U.S. statutory rate and the Group’s provision for income tax is as follows:

	Nine months ended September 30,
	2009	2008

U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	(34)%	(34)%
PRC Enterprise Income Tax	25%	25%
Tax holiday	(10)%	(10)%

Provision for income tax	15%	15%

       The provision for income taxes consists of the following:

	Nine months ended September 30,
	2009	2008

Current tax – PRC EIT	$502,651	$1,132,451
Deferred tax provision	-	-

Income tax expenses	$502,651	$1,132,451

The Reconciliation of non-taxable and non-tax deductible items is as follows:
	Nine months ended September 30,
	2009	2008
Income before taxation (as per reported)	$11,539,373	$6,417,223
Add: Impairment on investment	4,831,386	-
Other non-tax deductible items	344,201	1,132,450
Less: Change in fair value of warrants	(13,363,953)	-

Adjusted PRC EIT taxable income	$3,351,007	$7,549,673

15.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

As a result of the restatement of the consolidated balance sheet as of December 31, 2007 that has carryover effect to December 31, 2008 and September 30, 2009, the amendment 2 further decreased the additional paid-in capital from $18,689,023 to $13,833,383. The retained earnings/(accumulated deficit) decreased from $(43,533,037) to $(38,677,397). The assets, liabilities and total stockholders’ equity have no changes.

 The changes from amendment 1 and amendment 2 are listed in separate columns in the following:

SUNWAY GLOBAL INC.

BALANCE SHEETS
ITEMS	Original			Restated
		September 30, 2009
	(Unaudited)	Amendment 1	Amendment 2	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$4,860,548	-		$4,860,548
Trade receivables, net	3,214,439			3,214,439
Inventories	649,024	-		649,024
Advances to suppliers	1,047,955	-		1,047,955
Prepayments	236,925	-		236,925
Tender deposits	119,144	-		119,144
Travel advances to directors	92,402	-		92,402
Advances to employees	297,250	-		297,250
Other receivables	199,434	-		199,434

Total current assets	$10,717,121			$10,717,121
Amount due from a related company	830	-		830
Restricted cash	311,916	-		311,916
Property, plant and equipment, net	8,117,438	-		8,117,438
Intangible assets, net	13,904,188	-		13,904,188
Deposit for the acquisition of subsidiary	-	-		-
Deposit for technology-based designs	4,405,786	-		4,405,786
Deposit for property, plant and equipment	1,411,606	-		1,411,606
Goodwill	4,831,386	(4,831,386)	0	-

TOTAL ASSETS	$43,700,271	(4,831,386)	0	$38,868,885
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$109,007	-		$109,007
Income tax payable	172,452	-		172,452
Turnover and other taxes	21,386	-		21,386
Expected warranty liabilities	50,519	-		50,519
Customers deposits	300,428	-		300,428
Accrued liabilities	565,497	-		565,497
Other payables	8,705	-		8,705

Total current liabilities	$1,227,994	-		$1,227,994

Warrant liabilities	$-	56,537,920	0	$56,537,920
TOTAL LIABILITIES	$1,227,994	56,537,920	0	$57,765,914

SUNWAY GLOBAL INC.

BALANCE SHEETS (Continued)

ITEMS	Original			Restated
		September 30, 2009
	(Unaudited)	Amendment 1	Amendment 2	(Unaudited)
STOCKHOLDERS’ EQUITY
Series B Convertible Preferred Stock $0.0000001 par value; 400,000 shares authorized; 160,494 shares issued and outstanding at September 30, 2009	$1	-		1

Common stock at $0.0000001 par value; 100,000,000 shares authorized; 18,499,736 shares issued and outstanding at September 30, 2009	2	-		2
Additional paid-in capital	22,679,965	(3,990,942)	(4,855,640)	13,833,383
Statutory reserves	3,033,855	-		3,033,855
Retained earnings/(accumulated deficit)	13,845,104	(57,378,141)	4,855,640	(38,677,397)
Accumulated other comprehensive income	2,913,350	(223)	0	2,913,127

	$42,472,277	(61,369,306)	0	$(18,897,029)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$43,700,271	(4,831,386)	0	$38,868,885

ITEMS	Original			Restated
		December 31, 2008
	(Unaudited)	Amendment 1	Amendment 2	(Unaudited)
STOCKHOLDERS’ EQUITY
Series B Convertible Preferred Stock $0.0000001 par value; 400,000 shares authorized; 160,494 shares issued and outstanding at December 31, 2008	$1			1

Common stock at $0.0000001 par value; 100,000,000 shares authorized; 18,499,736 shares issued and outstanding at December 31, 2008	2			2
Additional paid-in capital	22,679,965	0	(4,855,640)	17,824,325
Statutory reserves	2,127,978			2,127,978
Retained earnings	12,247,049	0	4,855,640	17,102,689
Accumulated other comprehensive income	2,844,190			2,844,190

	$39,899,185	0	0	$39,899,185

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$41,365,854	0	0	$41,365,854

SUNWAY GLOBAL INC.

STATEMENT OF INCOME (Continued)

ITEMS	Original			Restated
	Nine months ended September 30, 2009
	(Unaudited)	Amendment 1	Amendment 2	(Unaudited)

Net revenues	$8,819,247	-		$8,819,247
Cost of net revenues	(3,068,381)	-		(3,068,381)

Gross profit	$5,750,866	-		$5,750,866

Selling expenses	(697,057)			(697,057)
Loss on disposal of fixed assets	(9,553)	9,553	0	-
General and administrative expenses	(2,087,917)	(9,643)	0	(2,097,560)

Income from operation	$2,956,339	(90)	0	$2,956,249
Interest expenses	(1,727)	-		(1,727)
Interest income	51,971	313	0	52,284
Impairment on investment	-	(4,831,386)	0	(4,831,386)
Change in fair value of warrants	-	13,363,953	0	13,363,953

Income before income taxes	$3,006,583	8,532,790	0	$11,539,373

Income taxes	(502,651)	-		(502,651)

Net income	$2,503,932	8,532,790	0	$11,036,722

Net income per share:
-Basic	$0.14	0.46	0	$0.60

-Diluted	$0.08	0.28	0	$0.36

Weighted average number of common stock
-Basic	18,499,736	-		18,499,736

-Diluted	30,763,019	-		30,763,019

SUNWAY GLOBAL INC.

STATEMENTS OF INCOME

ITEMS	Original			Restated
	Three months ended September 30,2009
	(Unaudited)	Amendment 1	Amendment 2	(Unaudited)

Net revenues	$3,150,969	-		$3,150,969
Cost of net revenues	(1,087,115)	-		(1,087,115)

Gross profit	$2,063,854	-		$2,063,854

Selling expenses	(335,787)	-		(335,787)
General and administrative expenses	(697,782)	-		(697,782)

Income from operation	$1,030,285	-		$1,030,285
Change in fair value of warrants	-	2,429,394	0	2,429,394
Interest income	10,041	-		10,041

Income before income taxes	$1,040,326	2,429,394	0	$3,469,720

Income taxes	(168,978)	-		(168,978)

Net income	$871,348	2,429,394	0	$3,300,742

Net income per share:
-Basic and diluted	$0.05	0.13	0	$0.18

-Diluted	$0.03	0.08	0	$0.11

Weighted average number of common stock
-Basic	18,499,736	-		18,499,736

-Diluted	30,323,548	-		30,323,548

SUNWAY GLOBAL INC.
STATEMENTS OF CASH FLOWS

ITEMS	Original			Restated
	Nine months ended September 30,2009
	(Unaudited)	Amendment 1	Amendment 2	(Unaudited)
Cash flows from operating activities
Net income	$2,503,932	8,532,790	0	$11,036,722
Depreciation	730,606	-		730,606
Amortization	743,651	-		743,651
Loss on disposal of fixed assets	9,553	-		9,553
Change in fair value of warrants	-	(13,363,953)	0	(13,363,953)
Impairment on investment	-	4,831,386	0	4,831,386

Adjustments to reconcile net income to net cash provided by operating activities:
Trade receivables, net	(253,167)	-		(253,167)
Inventories	(56,811)	-		(56,811)
Advances to suppliers	(498,413)	177,784	0	(320,629)
Prepayments	862,716	(1,099,472)	0	(236,756)
Tender deposits	(6,131)	-		(6,131)
Travel advances to shareholders	(53,536)	-		(53,536)
Advances to employees	133,501	-		133,501
Other receivables	(199,292)	645,242	0	445,950
Accounts payable	48,915	-		48,915
Income tax payable	(461,647)	-		(461,647)
Turnover and other taxes	(386,164)	28,459	0	(357,705)
Customers deposits	300,213	-		300,213
Accrued liabilities	1,154			1,154
Other Payables	(168,590)	424,091	0	255,501

Net cash provided by operating activities	$3,250,490	176,327	0	$3,426,817

Cash flows from investing activities
Purchase of plant and equipment	$(2,808,483)	(1,478,795)	0	$(4,287,278)
Purchase of intangible assets	(6,916,545)	(110,866)	0	(7,027,411)
Restricted cash	66,450	-		66,450
Deposit for moulding	(1,410,596)	1,410,596	0	-
Deposit for technology-based designs	(2,648,886)	-		(2,648,886)
Reversal of deposit for acquisition of subsidiary	7,725,445	(7,725,445)	0	-
Acquisition of subsidiary, net of cash acquired	(7,652,252)	7,652,252	0	-

Net cash used in investing activities	$(13,644,867)	(252,258)	0	$(13,897,125)

Cash flows from financing activities	$-	-		$-

Net cash provided by financing activities	$-	-		$-

SUNWAY GLOBAL INC.

STATEMENTS OF CASH FLOWS (Continued)

ITEMS	Original			Restated
	Nine months ended September 30,2009
	(Unaudited)	Amendment 1	Amendment 2	(Unaudited)

Net in cash and cash equivalents used	$(10,394,377)	(75,931)	0	$(10,470,308)
Effect of foreign currency translation on cash and cash equivalents	64,984	75,931	0	140,915
Cash and cash equivalents–beginning of period	15,189,941	-		15,189,941

Cash and cash equivalents–end of period	$4,860,548	-		$4,860,548

Supplementary cash flow information:
Interest received	$51,971	313	0	$52,284
Interest paid	1,727	-		1,727
Tax paid	964,297	-		964,297

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

In addition, management identified an improper classification of additional paid in capital items for the year ended December 31, 2007; which required overstated additional paid-in capital to be adjusted down by $4,855,640, and understated retained earnings to be adjusted up by $4,855,640. These adjustments will be made of the financial statements for the year ended December 31, 2008 and the nine months ended September 30, 2009.

Based upon their evaluation as of the end of the period covered by this quarterly report, the Company’s chief executive officer and chief financial officer concluded that, due to the significant deficiencies in internal control over financial reporting described below, the Company’s disclosure controls and procedures are not effective as of September 30, 2009.

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

ITEM 4. REMOVED AND RESERVED

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