Form 10-Q/A
period 2009-03-31
Sunway Global Inc.
filed 2011-05-12
CIK 1096840

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

EXPLANATORY NOTE

The Amendment No.2 to Sunway Global Inc.’s (the "Company", "Sunway") Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2009 amends certain of the financial information included in Part I, Item 1,; corrects typographical errors and clarifies disclosure details in Notes 1, 2, 4, 14 of the financial statements, andItems 2 and 4 of the Form 10-Q. No other information included in the original Form 10Q, as amended by Amendment No.1 to Form 10Q are amended hereby.

For convenience and ease of reference, the Company is filing the Quarterly Report in its entirety with applicable changes. Unless otherwise stated, all information contained in this amendment is as of May 13, 2009, the filing date of the original Quarterly Report and does not reflect events or transactions occurring after such filing.

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
Except for note 19 which is dated February 14, 2011

SUNWAY GLOBAL INC.
CONSOLIDATED BALANCE SHEETS
AS AT MARCH 31, 2009 AND DECEMBER 31, 2008
(Stated in US Dollars)
	Notes	March 31, 2009	December 31, 2008
		(Unaudited	(Audited
		Restated)	Restated)
ASSETS
Current assets
Cash and cash equivalents	2(k)	$12,212,431	$15,189,941
Trade receivables, net	5	2,702,440	2,953,919
Inventories	8	1,022,032	590,738
Advances to suppliers		1,502,484	547,952
Prepayments		750,564	-
Tender deposits		18,406	112,735
Travel advances to shareholders	6	57,483	38,733
Advances to employees	7	331,588	429,804

Total current assets		$18,597,428	$19,863,822
Restricted cash		356,046	378,366
Amount due from a related company	4	830	830
Property, plant and equipment, net	9	5,801,161	5,069,871
Intangibles, net	10	9,702,976	6,576,769
Deposit for acquisition of computer software		-	1,750,751
Deposit for technology-based design		3,505,902	-
Deposit for acquisition of subsidiary		-	7,725,445

TOTAL ASSETS		$37,964,343	$41,365,854

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable		$712,325	$59,912
Income tax payable		211,410	632,893
Turnover and other taxes		89,834	406,839
Expected warranty liabilities	11	50,460	50,396
Customers deposits		202,102	-
Accrued liabilities		293,480	301,461
Other payables		266,945	15,168

Total current liabilities		$1,826,556	$1,466,669
Warrant liabilities		90,383,149	-

TOTAL LIABILITIES		$92,209,705	$1,466,669

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.

CONSOLIDATED BALANCE SHEETS (Continued)
AS AT MARCH 31, 2009 AND DECEMBER 31, 2008
(Stated in US Dollars)

	Notes	March 31, 2009	December 31, 2008
		(Unaudited)	(Audited)
		(Restated)	(Restated)
Commitments and contingencies	16	$-	$-

STOCKHOLDERS’ EQUITY

Series B Convertible Preferred Stock $0.0000001 par value; 400,000 shares authorized; 160,494 shares issued and outstanding at March 31, 2009 and December 31, 2008 respectively	12	$1	$1

Common stock at $0.0000001 par value; 100,000,000 shares authorized; 18,499,736 shares issued and outstanding at March 31, 2009 and December 31, 2008 respectively		2	2
Additional paid-in capital		13,833,383	17,824,325
Statutory reserves		3,033,855	2,127,978
(Accumulated deficit)/retained earning		(73,983,850)	17,102,689
Accumulated other comprehensive income		2,871,247	2,844,190

		$(54,245,362)	$39,899,185

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$37,964,343	$41,365,854

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

		Three months ended March 31,
		2009	2008
	Notes	(Restated)

Net revenues	17	$2,933,573	$3,604,034
Cost of net revenues	17	(893,980)	(1,141,745)

Gross profit		$2,039,593	$2,462,289

Selling expenses		(180,349)	(25,237)
General and administrative expenses		(631,894)	(786,242)

Income from operation		$1,227,350	$1,650,810
Interest income		23,577	143
Impairment on investment	18	(4,831,386)	-
Change in fair value of warrants		(20,481,276)	-

Income before (loss)/income taxes		$(24,061,735)	$1,650,953

Income taxes	14	(207,996)	(273,542)

Net (loss)/income		$(24,269,731)	$1,377,411

Net (loss)/income per share:
-Basic		$(1.31)	$0.16

-Diluted		$(1.31)	$0.05

Weighted average number of common stock
-Basic	13	18,499,736	8,360,349

-Diluted	13	18,499,736	27,642,747

See notes to consolidated financial statements

SUNWAY GLOBAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2008 AND THREE MONTHS ENDED
MARCH 31, 2009
(Stated in US Dollars)(Unaudited)(Restated)

					Additional		Retained	Accumulated
	Preferred	Preferred	No.		paid -		earnings/	other
	Series	Series	shares	Common	in	Statutory	(accumulated	comprehensive
	A	B	outstanding	stock	capital	reserves	deficit)	income	Total

Balance, January 1, 2008	$1	$1	223,658	$1	$11,244,325	$2,127,978	$8,043,920	$1,180,288	$22,596,514
Conversion of Preferred Series A into Common Stock	(1)	-	13,711,831	-	1	-	-	-	-
Conversion of Preferred Series B into Common Stock	-	-	148,140	-	-	-	-	-	-
Conversion of Warrant Series J into Common Stock	-	-	4,416,107	1	6,579,999	-	-	-	6,580,000
Net income	-	-	-	-	-	-	9,058,769	-	9,058,769
Foreign currency translation adjustment	-	-	-	-	-	-	-	1,663,902	1,663,902

Balance, December 31, 2008 (restated)	$-	$1	18 ,499,736	$2	$17,824,325	$2,127,978	$17,102,689	$2,844,190	$39,899,185

Balance, January 1, 2009	$-	$1	18,499,736	$2	$17,824,325	$2,127,978	$17,102,689	$2,844,190	$39,899,185
Net loss	-	-	-	-	-	-	(24,269,731)	-	(24,269,731)
Reclassification of warrants from equity to derivative liabilities	-	-	-	-	(3,990,942)	-	(65,910,931)	-	(69,901,873)
Appropriations to statutory reserves	-	-	-	-	-	905,877	(905,877)	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	27,057	27,057

Balance, March 31, 2009 (restated)	$-	$1	18 ,499,736	$2	$13,833,383	$3,033,855	$(73,983,850)	$2,871,247	$(54,245,362)

See notes to consolidated financial statements

SUNWAY GLOBAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

	Three months ended March 31,
	2009	2008
	(Restated)
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

	March 31, 2009	December 31, 2008
Bank of Communications, Branch of Daqing

City Economic Zone	$11,858,175	$9,606,188
Daqing City Commercial Bank	-	4,536,667
Agricultural Bank of China	82,434	930,332
China Construction Bank, Beijing Branch	180,115	-
HSBC	70,148	109,151
Cash on hand	21,559	7,603

	$12,212,431	$15,189,941

(l)	Restricted cash

Restricted cash are pledged deposits in an escrow account for investor relations purpose.

(m)	Revenue recognition

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

As at December 31, 2008, the mount due from Rise Elite International Ltd (Rise Elite), a related company where Mr. Liu Bo, the director of the Company is a shareholder. The amount is unsecured, interest free and repayable on demand.  The amount was held by Rise Elite for the initial setup expenses.

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

A reconciliation between the income tax computed at the U.S. statutory rate and the Group’s provision for income tax is as follows:

	Three months ended March 31,
	2009	2008
U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	(34)%	(34)%
PRC Enterprise Income Tax	25%	25%
Tax holiday	(10)%	(10)%
Provision for income tax	15%	15%

The provision for income taxes consists of the following:

	Three months ended March 31,
	2009	2008
Current tax – PRC EIT	$207,996	$273,542
Deferred tax provision	-	-
Income tax expenses	$207,996	$273,542

The Reconciliation of non-taxable and non-tax deductible items is as follows:
	Three months ended March 31,
	2009	2008
Income (Loss) before taxation	$(24,061,735)	$1,650,953
Add: Impairment on investment	4,831,386	-
Other non-tax deductible items	135,713	172,660
Change in fair value of warrants	20,481,276	-

Adjusted PRC EIT taxable income	$1,386,640	$1,823,613

15.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

18.  ACQUISITION (Continued)

SUNWAY GLOBAL INC
UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2008

	Registrant (Historical )	Target (Historical)	Pro forma adjustments	Pro forma Combined
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loans	$-	$277,202	$	$277,202
Accounts payable	59,912	25,298		85,210
Income tax payable	632,893	(28,410)		604,483
Turnover and other taxes	406,839	-		406,839
Expected warranty
liabilities	50,396	-		50,396
Accrued liabilities	301,461	-		301,461
Other payables	15,168	432,298	(432,298)	15,168

Total current liabilities	$1,466,669	$706,388	$	$1,740,759

TOTAL LIABILITIES	$1,466,669	$706,388	$	$1,740,759

Commitments and contingencies	$-	$-	$	$-

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

18.  ACQUISITION (Continued)

SUNWAY GLOBAL INC
UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2008

	Registrant (Historical)	Target (Historical)	Pro forma adjustments		Pro forma Combined
SHAREHOLDERS’ EQUITY
Series B convertible preferred stock at $0.000001 par value; 400,000 shares authorized; 160,494 shares issued and outstanding	$1	$-	$		$1

Common Stock at $0.000001 par value; 100,000,000 shares authorized, 18,499,736 shares issued and outstanding	2	1,237,076		(1,237,076)	2
Additional paid-in capital	17,824,325	-			17,824,325
Statutory reserves	2,127,978	-			2,127,978
Retained earnings/ (accumulated losses)	17,102,689	(109,982)		109,982	17,102,689
Accumulated other comprehensive income	2,844,190	-			2,844,190

	$39,899,185	$1,127,094	$		$39,899,185

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$41,365,854	$1,833,482	$		$41,639,944

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

As a result of the restatement of the consolidated balance sheet as of December 31, 2007 that has carryover effect to December 31, 2008 and March 31, 2009, the amendment 2 further decreased the additional paid-in capital from $18,689,023 to $13,833,383.  The retained earnings/(accumulated deficit) decreased from $(78,839,490) to $(73,983,850).  The assets, liabilities and total stockholders’ equity have no changes.

The changes from amendment 1 and amendment 2 are listed in separate columns in the following:

SUNWAY GLOBAL INC.

BALANCE SHEETS
ITEMS	Original	Amendment 1	Amendment 2	Restated
	March 31, 2009
	(Unaudited)			(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$12,212,431			$12,212,431
Trade receivables, net	2,702,440			2,702,440
Inventories	1,022,032			1,022,032
Advances to suppliers	1,502,484			1,502,484
Prepayments	750,564			750,564
Tender deposits	18,406			18,406
Travel advances to shareholders	57,483			57,483
Advances to employees	331,588			331,588

Total current assets	$18,597,428			$18,597,428
Restricted cash	356,046			356,046
Amount due from a related company	830			830
Property, plant and equipment, net	5,801,161			5,801,161
Intangibles, net	9,702,976			9,702,976
Deposit for acquisition of computer software	-			-
Deposit for technology-based design	3,505,902			3,505,902
Deposit for acquisition of subsidiary	-			-
Goodwill	4,831,386	(4,831,386)		-

TOTAL ASSETS	$42,795,729	(4,831,386)	0	$37,964,343

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$712,325			$712,325
Income tax payable	211,410			211,410
Turnover and other taxes	89,834			89,834
Expected warranty liabilities	50,460			50,460
Customers deposits	202,102			202,102
Accrued liabilities	293,480			293,480
Other payables	266,945			266,945

Total current liabilities	$1,826,556			$1,826,556

Warrant liabilities	-	90,383,149	0	90,383,149
TOTAL LIABILITIES	$1,826,556	90,383,149	0	$92,209,705

SUNWAY GLOBAL INC.

BALANCE SHEETS (Continued)

ITEMS	Original	Amendment 1	Amendment 2	Restated
	March 31, 2009
	(Unaudited)			(Unaudited)

STOCKHOLDERS’ EQUITY

Series B Convertible Preferred Stock $0.0000001 par value; 400,000 shares authorized; 160,494 shares issued and outstanding at March 31, 2009	$1			$1

Common stock at $0.0000001 par value; 100,000,000 shares authorized; 18,499,736 shares issued and outstanding at March 31, 2009	2			2
Additional paid-in capital	22,679,965	(3,990,942)	(4,855,640)	13,833,383
Statutory reserves	3,033,855			3,033,855
Retained earnings/(accumulated deficit)	12,384,103	(91,223,593)	4,855,640	(73,983,850)
Accumulated other comprehensive income	2,871,247			2,871,247

	$40,969,173	(95,214,535)	0	$(54,245,362)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$42,795,729	(4,831,386)	0	$37,964,343

ITEMS	Original	Amendment 1	Amendment 2	Restated
	December 31, 2008
	(Unaudited)			(Unaudited)

STOCKHOLDERS’ EQUITY

Series B Convertible Preferred Stock $0.0000001 par value; 400,000 shares authorized; 160,494 shares issued and outstanding at December 31, 2008	$1			$1

Common stock at $0.0000001 par value; 100,000,000 shares authorized; 18,499,736 shares issued and outstanding at December 31, 2008	2			2
Additional paid-in capital	22,679,965	0	(4,855,640)	17,824,325
Statutory reserves	2,127,978			2,127,978
Retained earnings	12,247,049	0	4,855,640	17,102,689
Accumulated other comprehensive income	2,844,190			2,844,190

	$39,899,185	0	0	$39,899,185

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$41,365,854	0	0	$41,365,854

SUNWAY GLOBAL INC.

STATEMENT OF INCOME

ITEMS	Original	Amendmenr 1	Amendment 2	Restated
	Three months ended March 31, 2009
	(Unaudited)			(Unaudited)

Net revenues	$2,933,573			$2,933,573
Cost of net revenues	(893,980)			(893,980)

Gross profit	$2,039,593			$2,039,593

Selling expenses	(180,349)			(180,349)
General and administrative expenses	(631,894)			(631,894)

Income from operation	$1,227,350			$1,227,350
Interest income	23,577			23,577
Impairment on investment	-	(4,831,386)	0	(4,831,386)
Change in fair value of warrants	-	(20,481,276)	0	(20,481,276)
				-
Income/(loss) before income taxes	$1,250,927	(25,312,662)	0	(24,061,735)

Income taxes	(207,996)			(207,996)

Net income/(loss)	$1,042,931	(25,312,662)	0	$(24,269,731)

Net income/(loss) per share:
-Basic	$0.06	(1.37)	0	$(1.31)

-Diluted	$0.03	(1.34)	0	$(1.31)

Weighted average number of common stock
-Basic	18,499,736			18,499,736

-Diluted	31,578,154	(13,078,418)	0	18,499,736

SUNWAY GLOBAL INC.

STATEMENT OF CASH FLOWS
ITEMS	Original	Amendment 1	Amendment 2	Restated
	Three months ended March 31, 2009
	(Unaudited)			(Unaudited)
Cash flows from operating activities
Net income/(loss)	$1,042,931	(25,312,662)	0	$(24,269,731)
Depreciation	240,444			240,444
Amortization	253,803			253,803
Change in fair value of warrants	-	20,481,276	0	20,481,276
Impairment on investment	-	4,831,386	0	4,831,386

Adjustments to reconcile net income to net cash provided by operating activities:
Trade receivables, net	255,153			255,153
Inventories	(430,489)			(430,489)
Advances to suppliers	(953,755)	177,678	0	(776,077)
Prepayments	377,494	(555,864)	0	(178,370)
Tender deposits	94,457			94,457
Travel advances to shareholders	(18,699)			(18,699)
Advances to employees	98,741			98,741
Accounts payable	652,243			652,243
Income tax payable	(393,739)	(28,477)	0	(422,216)
Turnover and other taxes	(317,470)	28,442	0	(289,028)
Loans from unrelated parties	-			-
Amount due from a director	-			-
Customers deposits	202,073			202,073
Accrued liabilities	(8,336)			(8,336)
Other payables	(172,370)	497,120	0	324,750

Net cash provided by operating activities	$922,481	118,899	0	$1,041,380

Cash flows from investing activities
Purchase of technology-based designs	(3,505,390)			(3,505,390)
Purchase of intangibles assets	(485,275)	(111,479)	0	(596,754)
Purchase of plant and equipment	(10,051)	(68,730)	0	(78,781)
Used of restricted cash	22,320			22,320
Acquisition of subsidiary, net of cash acquired	(7,652,252)	7,652,252	0	-
Reversal of deposit for acquisition of subsidiary	7,725,445	(7,725,445)	0	-

Net cash used in investing activities	$(3,905,203)	(253,402)	0	$(4,158,605)

Cash flows from financing activities	$-			$-

Net cash provided by financing activities	$-			$-

SUNWAY GLOBAL INC.

CASH FLOWS

ITEMS	Original	Amendment 1	Amendment 2	Restated
	Three months ended March 31, 2009
	(Unaudited)			(Unaudited)
Net in cash and cash equivalents used	$(2,982,722)	(134,503)	0	$(3,117,225)

Effect of foreign currency translation on cash and cash equivalents	5,212	134,503	0	139,715

Cash and cash equivalents–beginning of period	15,189,941	0	0	15,189,941

Cash and cash equivalents–end of period	$12,212,431	0	0	$12,212,431

Supplementary cash flow information:
Tax paid	$630,304			$630,304
Interest received	23,577			23,577

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

	Three Months Ended March 31,
	2009	2008	Change	Change rate
Net Revenue	$2,933,573	$3,604,034	$(670,461)	(18.60	) %
Cost of net revenue	$893,980	$1,141,745	$(247,765)	(21.70	) %
Gross Profit	$2,039,593	$2,462,289	$(422,696)	(17.17	) %
Gross Margin	69.53%	$68.32%	-	1.21%
Operating Income	$1,227,350	$1,650,810	$(423,460)	(25.65	) %
Changes in fair value of warrants	$20,481,276	$-	$20,481,276	-
Impairment on investment	$4,831,386	$-	$4,831,386	-
Net Loss/income	$(24,269,731)	$1,377,411	$(25,647,142)	-
Net profit margin	-	38.22%	-	-

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

In addition, management identified an improper classification of additional paid in capital items for the year ended December 31, 2007; which required overstated additional paid-in capital to be adjusted down by $4,855,640, and understated retained earnings  to be adjusted up by $4,855,640. These adjustments will be made to the financial statements for the year ended December 31, 2008 and the three months ended March 31, 2009.

Based upon their evaluation as of the end of the period covered by this quarterly report, the Company’s chief executive officer and chief financial officer concluded that, due to the significant deficiencies in internal control over financial reporting described below, the Company’s disclosure controls and procedures are not effective as of March 31, 2009.

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

SUNWAY GLOBAL, INC.

Dated: May 12, 2011	By:	/s/ Liu Bo
Name: Liu Bo
Title: Chief Executive Officer

Dated: May 12, 2011	By:	/s/ Samuel Sheng
Name: Samuel Sheng
Title: Chief Financial Officer