Form 10-Q/A
period 2010-03-31
Sunway Global Inc.
filed 2011-05-12
CIK 1096840

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

EXPLANATORY NOTE

The Amendment No.1 to Sunway Global Inc.’s (the "Company", "Sunway") Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2010  amends certain financial information included in Part I, Item 1, Note 20; and corrects typographical errors and clarifies disclosure details in Note 1, 4, 14, Item 2 and Item 4. No other information included in the original Form 10Q is amended hereby.

For convenience and ease of reference, the Company is filing the Quarterly Report in its entirety with applicable changes. Unless otherwise stated, all information contained in this amendment is as of May 17, 2010, the filing date of the original Quarterly Report and does not reflect events or transactions occurring after such filing.

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

Since our previous report dated May 17, 2010, it was determined that the consolidated financial statements needed restatement to make corrections as described in note 20.

Hong Kong	Albert Wong & Co.
May 17, 2010	Certified Public Accountants
Except for note 20 which is dated April 30, 2011

SUNWAY GLOBAL INC.

CONSOLIDATED BALANCE SHEETS
AS AT MARCH 31, 2010 AND DECEMBER 31, 2009
(Stated in US Dollars)

	Notes	March 31, 2010 (Unaudited) (Restated)	December 31, 2009 (Audited) (Restated)
ASSETS
Current assets
Cash and cash equivalents	2(k)	$4,861,514	$4,717,240
Trade receivables, net	5	5,485,586	3,537,395
Inventories	8	643,977	589,871
Advances to suppliers		527,233	940,872
Prepayments		99,399	127,388
Tender deposits		141,885	122,050
Travel advances to shareholders	6	116,584	71,372
Advances to employees	7	258,889	217,865
Total current assets		$12,135,067	$10,324,053
Restricted cash		253,023	283,175
Amount due from a related company	4	830	830
Property, plant and equipment, net	9	12,192,666	10,508,415
Intangibles, net	10	14,838,444	15,109,988
Deposit for technology-based designed		3,131,997	4,318,643
TOTAL ASSETS		$42,552,027	$40,545,104

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable		$284,472	$271,139
Income tax payable		353,037	269,082
Turnover and other taxes		278,491	154,871
Expected warranty liabilities	11	32,624	32,618
Customer deposits		221,768	304,093
Accrued liabilities		570,922	657,215
Total current liabilities		$1,741,314	$1,689,018
Warrants liabilities	12	42,271,601	40,808,327
TOTAL LIABILITIES		$44,012,915	$42,497,345

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.

CONSOLIDATED BALANCE SHEETS (Continued)
AS AT MARCH 31, 2010 AND DECEMBER 31, 2009
(Stated in US Dollars)

		March 31, 2010	December 31, 2009
	Notes	(Unaudited) (Restated)	(Audited) (Restated)
STOCKHOLDERS’ EQUITY

Series B Convertible Preferred Stock $0.0000001 par value; 400,000 shares authorized; 160,494 shares issued and outstanding at March 31, 2010 and December 31, 2009	13	$1	$1

Common stock at $0.0000001 par value; 100,000,000 shares authorized; 18,499,736 shares issued and outstanding at March 31, 2010 and December 31, 2009		2	2
Additional paid-in capital		13,833,383	13,833,383
Statutory reserves		3,033,855	3,033,855
Accumulated deficit		(21,250,046)	(21,735,219)
Accumulated other comprehensive income		2,921,917	2,915,737
		$(1,460,888)	$(1,952,241)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$42,552,027	$40,545,104

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

		Three months ended March 31,
	Notes	2010	2009

Net revenues	17	$5,200,091	$2,933,573
Cost of net revenues	17	(1,757,452)	(893,980)
Gross profit		$3,442,639	$2,039,593

Selling expenses		(406,247)	(180,349)
General and administrative expenses		(742,655)	(631,894)
Income from operations		$2,293,737	$1,227,350
Interest income		4,363	23,577
Impairment on investment		-	(4,831,386)
Changes in fair value of warrants		(1,463,274)	(20,481,276)
Income/(loss) before income tax		$834,826	$(24,061,735)

Income tax expense	14	(349,653)	(207,996)
Net income/(loss)		$485,173	$(24,269,731)
Net income/(loss) per share:
-Basic		$0.03	$(1.31)
-Diluted		$0.02	$(1.31)
Weighted average number of common stock
-Basic	15	18,499,736	18,499,736
-Diluted	15	27,772,675	18,499,736

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2009 AND THREE MONTHS ENDED MARCH 31, 2010
(Stated in US Dollars)(Unaudited)(Restated)

				Additional			Accumulated
	Preferred	No. of		paid			other
	Series	shares	Common	in	Statutory	Accumulated	comprehensive
	B	outstanding	stock	capital	reserves	deficit	income	Total
				(Restated)		(Restated)
Balance, January 1, 2009 (Restated)	$1	18,499,736	$2	$17,824,325	$2,127,978	$17,102,689	$2,844,190	$39,899,185
Reclassification of warrants from equity to derivative liabilities	-	-	-	(3,990,942)	-	(65,910,931)	-	(69,901,873)
Net income	-	-	-	-	-	27,978,900	-	27,978,900
Appropriations to statutory reserves	-	-	-	-	905,877	(905,877)	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	71,547	71,547
Balance, December 31, 2009 (Restated)	$1	18,499,736	$2	$13,833,383	$3,033,855	$(21,735,219)	$2,915,737	$(1,952,241)

Balance, January 1, 2010	$1	18,499,736	$2	$13,833,383	$3,033,855	$(21,735,219)	$2,915,737	$(1,952,241)

Net income	-	-	-	-	-	485,173	-	485,173
Foreign currency translation adjustment	-	-	-	-	-	-	6,180	6,180
Balance, March 31, 2010 (Restated)	$1	18,499,736	$2	$13,833,383	$3,033,855	$(21,250,046)	$2,921,917	$(1,460,888)

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Stated in US Dollars) (Unaudited)

	Three months ended March 31,
	2010	2009

Cash flows from operating activities
Net income/(loss)	$485,173	$(24,269,731)
Depreciation	440,058	240,444
Amortization	370,359	253,803
Changes in fair value of warrants	1,463,274	20,481,276
Impairment on investment	-	4,831,386

Adjustments to reconcile net income to net cash provided by operating activities:
Trade receivables, net	(1,947,650)	255,153
Inventories	(54,012)	(430,489)
Advances to suppliers	413,797	(776,077)
Prepayments	28,010	(178,370)
Tender deposits	(19,816)	94,457
Travel advances to shareholders	(45,202)	(18,699)
Advances to employees	(40,990)	98,741
Accounts payable	13,290	652,243
Income tax payable	83,913	(422,216)
Turnover and other taxes	123,597	(289,028)
Customer deposits	(82,375)	202,073
Accrued liabilities	(86,391)	316,414
Net cash provided by operating activities	$1,145,035	$1,041,380

Cash flows from investing activities
Used of restricted cash	$30,152	$22,320
Purchase of plant and equipment	(147,804)	(78,781)
Purchase of intangibles assets	(96,378)	(596,754)
Purchase of technology assets designed	(787,482)	(3,505,390)
Net cash used in investing activities	$(1,001,512)	$(4,158,605)

Cash flows from financing activities	$-	$-

Net cash provided by financing activities	$-	$-

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

As at March 31, 2010, amount due from Rise Elite International Ltd. (“Rise Elite”), a related company where Mr. Liu Bo, the director of the company is a shareholder. The amount is unsecured, interest free and repayable on demand. The amount was held by Rise Elite for the initial setup expenses.

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

A reconciliation between the income tax computed at the U.S. statutory rate and the Group’s provision for income tax is as follows:

	March 31, 2010	March 31, 2009

U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	(34)%	(34)%
PRC CIT	25%	25%
Tax holiday	(10)%	(10)%
Provision for income taxes	15%	15%

The provision for income taxes consists of the following:

	March 31, 2010	March 31, 2009

Current tax - PRC CIT	$349,653	$207,996

Deferred tax provision	-	-
Income tax expenses	$349,653	$207,996

 Reconciliation of these items is as follows:

	March 31, 2010	March 31, 2009
Income before taxation (as of March 30, 2010)	$834,826	$(24,061,735)
Add: Impairment on investment	-	4,831,386
Other non-tax deductible items	32,920	135,713
Change in fair value of warrants	1,463,274	20,481,276
Adjusted PRC EIT taxable income	$2,331,020	$1,386,640

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
Level 2
Inputs to the valuation methodology include
·     quoted prices for similar assets or liabilities in active markets
·     quoted prices for identical or similar assets or liabilities in inactive markets
·     inputs other than quoted prices that are observable for the asset or liability
·     inputs that are derived principally from or corroborated by observable market data by correlation or other means
If the asset or liability has a specified (contractual) term, the level 2 input must be observable for substantially the full term of the asset or liability.

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

20.	RESTATEMENTS

As a result of the restatement of the consolidated balance sheet as of December 31, 2007 that has carryover effect to December 31, 2009, additional paid-in capital decreased from $18,689,023 to $13,833,383.  The Accumulated deficit reduced from $26,590,859 to 21,735,219. The assets, liabilities and total stockholders’ equity have no changes.

ITEMS

CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)

	Notes	Original	Restated
		December 31, 2009
		(Audited)	(Audited)
STOCKHOLDERS’ EQUITY

Series B Convertible Preferred
Stock $0.0000001 par value; 400,000 shares authorized; 160,494 shares issued and outstanding at December 31, 2009	13	$1	$1

Common stock at $0.0000001 par value; 100,000,000 shares authorized; 18,499,736 shares issued and outstanding at December 31, 2009		2	2
Additional paid-in capital		18,689,023	13,833,383
Statutory reserves		3,033,855	3,033,855
Accumulated deficit		(26,590,859)	(21,735,219)
Accumulated other comprehensive income		2,915,737	2,915,737

STOCKHOLDERS’ EQUITY		$(1,952,241)	$(1,952,241)

As a result of the restatement of the consolidated balance sheet as of December 31, 2007 that has carryover effect to March 31, 2010, additional paid-in capital decreased from $18,689,023 to $13,833,383.  The assets, liabilities and total stockholders’ equity have no changes.

ITEMS

CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)

	Notes	Original	Restated
		March 31, 2010
		(Unaudited)	(Unaudited)
STOCKHOLDERS’ EQUITY

Series B Convertible Preferred Stock $0.0000001 par value; 400,000 shares authorized; 160,494 shares issued and outstanding at March 31, 2010	13	$1	$1

Common stock at $0.0000001 par value; 100,000,000 shares authorized; 18,499,736 shares issued and outstanding at March 31, 2010		2	2
Additional paid-in capital		18,689,023	13,833,383
Statutory reserves		3,033,855	3,033,855
Accumulated deficit		(26,105,686)	(21,250,046)
Accumulated other comprehensive income		2,921,917	2,921,917

STOCKHOLDERS’ EQUITY		$(1,460,888)	$(1,460,888)

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

	Three Months Ended March 31
	2010	2009	Change	Change rate
Net Revenue	$5,200,091	$2,933,573	$2,266,518	77.26%
Cost of net revenue	$1,757,452	$893,980	$863,472	96.59%
Gross Profit	$3,442,639	$2,039,593	$1,403,046	68.79%
Gross Margin	66.20%	69.53%	-	(3.33)%
Operating Income	$2,293,737	$1,227,350	$1,066,387	86.89%
Changes in fair value of warrants	$1,463,274	$20,481,276	$21,944,550	(107.14)%
Impairment on investment	$-	$4,831,386	$4,831,386	-
Net Income/(loss)	$485,173	$(24,269,731)	$24,754,904	-
Net profit margin	9.33%	-	-	-

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

The table below presents information about our inventory for the periods indicated:

Item	March 31, 2010,	December 31, 2009	Change
Finished goods	$265,539	$241,831	9.80%
Work in progress	$63,446	$26,152	142.60%
Raw material	$314,992	$321,888	(2.14)%
Total	$643,977	$589,871	9.17%

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

Our management identified an improper classification of additional paid in capital items for the year ended December 31, 2007; which required overstated additional paid-in capital to be adjusted down by $4,855,640, and understated retained earnings to be adjusted up by $4,855,640. These adjustments will be made of the financial statements for the year ended December 31, 2009 and the three months ended March 31, 2010.

Our management determined that the misstatements identified above were due to not having internal personnel with sufficient expertise and knowledge of the requirements for disclosure of the information that have been collected and reported, as required under the securities laws and disclosures required under U.S. GAAP. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2010, such controls and procedures were ineffective and that such conditions gave rise to a material weakness in the Company’s internal controls over financial reporting as of March 31, 2010.

In light of the above-mentioned weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the six months ended March 31, 2010 on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weakness, our consolidated financial statements for the period ended March 31, 2010 are fairly stated, in all material respects, in accordance with U.S. GAAP.

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