Form 10-Q/A
period 2010-06-30
Sunway Global Inc.
filed 2011-05-12
CIK 1096840

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

EXPLANATORY NOTE

The Amendment No.1 to Sunway Global Inc.’s (the "Company", "Sunway") Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2010  amends certain financial information included in Part I, Item 1, Note 20; and corrects typographical errors and clarifies disclosure details in Note 1, 4, 15, Item 2 and Item 4. No other information included in the original Form 10Q is amended hereby.

For convenience and ease of reference, the Company is filing the Quarterly Report in its entirety with applicable changes. Unless otherwise stated, all information contained in this amendment is as of August 13, 2010, the filing date of the original Quarterly Report and does not reflect events or transactions occurring after such filing.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONTENTS	PAGES

CONSOLIDATED BALANCE SHEETS	4 – 5

CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME	6 – 7

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	8

CONSOLIDATED STATEMENTS OF CASH FLOWS	9 – 10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	11 – 33

SUNWAY GLOBAL INC.

CONSOLIDATED BALANCE SHEETS
AS AT JUNE 30, 2010 AND DECEMBER 31, 2009
(Stated in US Dollars)
	Notes	June 30, 2010 (Unaudited) (Restated)	December 31, 2009 (Audited) (Restated)
ASSETS
Current assets
Cash and cash equivalents	2(k)	$6,620,384	$4,717,240
Trade receivables, net	5	6,303,713	3,537,395
Inventories	8	927,705	589,871
Advances to suppliers		476,548	940,872
Prepayments		229,083	127,388
Tender deposits		81,540	122,050
Travel advances to shareholders	6	58,447	71,372
Advances to employees	7	177,453	217,865
Total current assets		$14,874,873	$10,324,053
Restricted cash		183,920	283,175
Amount due from a related company	4	830	830
Property, plant and equipment, net	9	9,937,989	10,508,415
Intangibles, net	10	19,327,037	15,109,988
Deposit for technology-based designed		618,597	4,318,643
TOTAL ASSETS		$44,943,246	$40,545,104
LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable		$112,404	$271,139
Income tax payable		393,013	269,082
Turnover and other taxes		304,090	154,871
Expected warranty liabilities	11	32,755	32,618
Customer deposits	12	374,501	304,093
Accrued liabilities		642,151	657,215
Total current liabilities		$1,858,914	$1,689,018
Warrants liabilities	13	41,611,723	40,808,327
TOTAL LIABILITIES		$43,470,637	$42,497,345

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

Common stock at $0.0000001 par
value; 100,000,000 shares authorized;
18,499,736 shares issued and
outstanding at June 30, 2010
and December 31, 2009		2	2
Additional paid-in capital		13,833,383	13,833,383
Statutory reserves		3,033,855	3,033,855
Accumulated deficit		(18,488,145)	(21,735,219)
Accumulated other comprehensive income		3,093,513	2,915,737
		$1,472,609	$(1,952,241)
TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY		$44,943,246	$40,545,104

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

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2009 AND SIX MONTHS ENDED JUNE 30, 2010
(Stated in US Dollars)(Unaudited)

				Additional			Accumulated
	Preferred	No. of		paid			other
	Series	shares	Common	in	Statutory	Accumulated	comprehensive
	B	outstanding	stock	capital	reserves	deficit	income	Total
				(Restated)		(Restated)
Balance, January 1, 2009 (Restated)	$1	18,499,736	$2	$17,824,325	$2,127,978	$17,102,689	$2,844,190	$39,899,185
Reclassification of warrants from equity to derivative liabilities	-	-	-	(3,990,942)	-	(65,910,931)	-	(69,901,873)
Net income	-	-	-	-	-	27,978,900	-	27,978,900
Appropriations to statutory
reserves	-	-	-	-	905,877	(905,877)	-	-
Foreign currency translation
adjustment	-	-	-	-	-	-	71,547	71,547
Balance, December 31, 2009 (Restated)	$1	18,499,736	$2	$13,833,383	$3,033,855	$(21,735,219)	$2,915,737	$(1,952,241)

Balance, January 1, 2010 (Restated)	$1	18,499,736	$2	$13,833,383	$3,033,855	$(21,735,219)	$2,915,737	$(1,952,241)

Net income	-	-	-	-	-	3,247,074	-	3,247,074
Foreign currency translation
adjustment	-	-	-	-	-	-	177,776	177,776
Balance, June 30, 2010 (Restated)	$1	18,499,736	$2	$13,833,383	$3,033,855	$(18,488,145)	$3,093,513	$1,472,609

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

(y)Recent accounting pronouncements (Continued)

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

As at June 30, 2010, amount due from Rise Elite International Ltd (Rise Elite), a related company where Mr. Liu Bo, the director of the company is a shareholder. The amount is unsecured, interest free and repayable on demand. The amount was held by Rise Elite for the initial setup expenses.

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

A reconciliation between the income tax computed at the U.S. statutory rate and the Group’s provision for income tax is as follows:

	June 30, 2010	June 30, 2009

U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	(34)%	(34)%
PRC CIT	25%	25%
Tax holiday	(10)%	(10)%
Provision for income taxes	15%	15%

The provision for income taxes consists of the following:

	June 30, 2010	June 30, 2009

Current tax - PRC CIT	$737,843	$333,673
Deferred tax provision	-	-
Income tax expenses	$737,843	$333,673

Reconciliation of these items is as follows:

	June 30, 2010	June 30, 2009
Income before taxation (as of June 30, 2010)	$3,984,917	$8,074,967
Add: Impairment on investment	-	4,831,386
Change in fair value of warrants	803,396	(10,934,559)
Other non-tax deductible items	130,640	252,693
Adjusted PRC EIT taxable income	$4,918,953	$2,224,487

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

As a result of the restatement of the consolidated balance sheet as of December 31, 2007 that has carryover effect to June 30, 2010, additional paid-in capital decreased from $18,689,023 to $13,833,383.  The accumulated deficit was reduced from 23,343,785 to 18,488,145. The assets, liabilities and total stockholders’ equity have no changes.

ITEMS

CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	Notes	Original	Restated
		June 30, 2010
		(Unaudited)	(Unaudited)
STOCKHOLDERS’ EQUITY

Series B Convertible Preferred
Stock $0.0000001 par value; 400,000
shares authorized; 160,494 shares issued
and outstanding at March 31, 2010	13	$1	$1

Common stock at $0.0000001 par
value; 100,000,000 shares authorized;
18,499,736 shares issued and
outstanding at March 31, 2010		2	2
Additional paid-in capital		18,689,023	13,833,383
Statutory reserves		3,033,855	3,033,855
Accumulated deficit		(23,343,785)	(18,488,145)
Accumulated other comprehensive income		2,921,917	2,921,917

STOCKHOLDERS’ EQUITY		$(1,460,888)	$(1,460,888)

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
	Six Months Ended June 30,
	2010	2009	Change	Change rate
Net Revenue	$10,651,461	$5,668,342	$4,983,119	87.91%
Cost of net revenue	$3,525,352	$1,981,286	$1,544,066	77.93%
Gross Profit	$7,126,109	$3,687,056	$3,439,053	93.27%
Gross Margin	66.90%	65.05%	-	1.85%
Operating Income	$4,779,044	$1,931,281	$2,847,763	147.45%
Impairment on investment	$-	$(4,831,386)	$4,831,386	-
Change in fair value of warrants	$(803,396)	$10,934,559	$(11,737,955)	(107.35	) %
Net Income	$3,247,074	$7,741,294	$(4,494,220)	(58.05	) %
Net profit margin	30.48%	136.57%	-	(106.09	) %

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

Our management identified an improper classification of additional paid in capital items for the year ended December 31, 2007; which required overstated additional paid-in capital to be adjusted down by $4,855,640, and understated retained earnings to be adjusted up by $4,855,640. These adjustments will be made of the financial statements for the year ended December 31, 2009 and the six months ended June 30, 2010.

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