Form 10-Q/A
period 2010-09-30
Sunway Global Inc.
filed 2011-05-12
CIK 1096840

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

EXPLANATORY NOTE

The Amendment No.1 to Sunway Global Inc.’s (the "Company", "Sunway") Quarterly Report on Form 10-Q/A for the quarter ended September 31, 2010  amends certain financial information included in Part I, Item 1, Note 20; and corrects typographical errors and clarifies disclosure details in Note 1, 4, 15, Item 2 and Item 4. No other information included in the original Form 10Q is amended hereby.

For convenience and ease of reference, the Company is filing the Quarterly Report in its entirety with applicable changes. Unless otherwise stated, all information contained in this amendment is as of November 15, 2010, the filing date of the original Quarterly Report and does not reflect events or transactions occurring after such filing.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONTENTS	PAGES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED BALANCE SHEETS	4 – 5

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME	6 – 7

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	8

CONSOLIDATED STATEMENTS OF CASH FLOWS	9 – 10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS10	11 – 33

SUNWAY GLOBAL INC.

CONSOLIDATED BALANCE SHEETS
AS AT SEPTEMBER 30, 2010 AND DECEMBER 31, 2009
(Stated in US Dollars)

	Notes	September 30, 2010 (Unaudited) (Restated)	December 31, 2009 (Audited) (Restated)
ASSETS
Current assets
Cash and cash equivalents	2(k)	$9,206,692	$4,717,240
Trade receivables, net	5	7,268,938	3,537,395
Inventories	8	1,282,261	589,871
Advances to suppliers		309,317	940,872
Prepayments		429,275	127,388
Tender deposits		147,852	122,050
Travel advances to shareholders	6	28,131	71,372
Advances to employees	7	178,383	217,865

Total current assets		$18,850,849	$10,324,053
Restricted cash		128,897	283,175
Amount due from a related company	4	830	830
Property, plant and equipment, net	9	9,660,788	10,508,415
Intangibles, net	10	19,137,535	15,109,988
Deposit for technology-based designed		649,847	4,318,643

TOTAL ASSETS		$48,428,746	$40,545,104

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable		$350,024	$271,139
Income tax payable		425,556	269,082
Turnover and other taxes		368,237	154,871
Expected warranty liabilities	11	33,296	32,618
Customer deposits	12	579,922	304,093
Accrued liabilities		665,151	657,215

Total current liabilities		$2,422,186	$1,689,018
Warrants liabilities	13	25,059,522	40,808,327
TOTAL LIABILITIES		$27,481,708	$42,497,345

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.

CONSOLIDATED BALANCE SHEETS (Continued)
AS AT SEPTEMBER 30, 2010 AND DECEMBER 31, 2009
(Stated in US Dollars)

		September 30, 2010	December 31, 2009
	Notes	(Unaudited) (Restated)	(Audited) (Restated)
STOCKHOLDERS’ EQUITY

Series B Convertible Preferred Stock $0.0000001 par value; 400,000 shares authorized; 160,494 shares issued and outstanding at September 30, 2010 and December 31, 2009	14	$1	$1

Common stock at $0.0000001 par value; 100,000,000 shares authorized; 18,499,736 shares issued and outstanding at September 30, 2010 and December 31, 2009		2	2
Additional paid-in capital		13,833,383	13,833,383
Statutory reserves		3,033,855	3,033,855
Retained earnings/(accumulated deficit)		251,261	(21,735,219)
Accumulated other comprehensive income		3,828,536	2,915,737

		$20,947,038	$(1,952,241)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$48,428,746	$40,545,104

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

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2009 AND NINE MONTHS ENDED SEPTEMBER 30, 2010
(Stated in US Dollars)(Unaudited)(Restated)

				Additional		Retained	Accumulated
	Preferred	No. of		paid		earnings	other
	Series	shares	Common	in	Statutory	/accumulated	comprehensive
	B	outstanding	stock	capital	reserves	deficit	income	Total
				(Restated)		(Restated)
Balance, January 1, 2009 (Restated)	$1	18,499,736	$2	$17,824,3255	$2,127,978	$17,102,689	$2,844,190	$39,899,185
Reclassification of warrants from equity to derivative liabilities	-	-	-	(3,990,942)	-	(65,910,931)	-	(69,901,873)
Net income	-	-	-	-	-	27,978,900	-	27,978,900
							-	-
Appropriations to statutory reserves	-	-	-	-	905,877	(905,877)	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	71,547	71,547

Balance, December 31, 2009 (Restated)	$1	18,499,736	$2	$13,833,383	$3,033,855	$(21,735,219)	$2,915,737	$(1,952,241)

Balance, January 1, 2010 (Restated)	$1	18,499,736	$2	$13,833,383	$3,033,855	$(21,735,219)	$2,915,737	$(1,952,241)

Net income	-	-	-	-	-	21,986,480	-	21,986,480
Foreign currency translation adjustment	-	-	-	-	-	-	912,799	912,799

Balance, September 30, 2010 (Restated)	$1	18,499,736	$2	$13,833,383	$3,033,855	$251,261	$3,828,536	20,947,038

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

As at September 30, 2010, amount due from Rise Elite International Ltd (Rise Elite), a related company where Mr. Liu Bo, the director of the company is a shareholder. The amount is unsecured, interest free and repayable on demand. The amount was held by Rise Elite for the initial setup expenses.

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

A reconciliation between the income tax computed at the U.S. statutory rate and the Group’s provision for income tax is as follows:

	September 30, 2010	September 30, 2009

U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	(34)%	(34)%
PRC CIT	25%	25%
Tax holiday	(10)%	(10)%

Provision for income taxes	15%	15%

The provision for income taxes consists of the following:

	September 30, 2010	September 30, 2009

Current tax - PRC CIT	$1,154,596	$502,651

Deferred tax provision	-	-

Income tax expenses	$1,154,596	$502,651

Reconciliation of these items is as follows:
	September 30, 2010	September 30, 2009
Income before taxation	$23,141,076	$11,539,373
Add: Impairment on investment	-	4,831,386
Change in fair value of warrants	(15,748,805)	(13,363,953)
Other non-tax deductible items	305,036	344,200

Adjusted PRC EIT taxable income	$7,697,307	$3,351,006

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

As a result of the restatement of the consolidated balance sheet as of December 31, 2007 that has carryover effect to December 31, 2009, , the carryover adjustments were $4,855,640, the original adjustment of $6,700,000 was removed, the combined adjustments should be 1,844,360.  Additional paid-in capital increased from $11,989,023 to $13,833,383.  The Accumulated deficits increased from $19,890,859 to 21,735,219. The assets, liabilities and total stockholders’ equity have no changes.

ITEMS

CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)

	Notes	Original	Restated
		December 31, 2009
		(Audited)	(Audited)
STOCKHOLDERS’ EQUITY

Series B Convertible Preferred
Stock $0.0000001 par value; 400,000
shares authorized; 160,494 shares issued
and outstanding at December 31, 2009	13	$1	$1

Common stock at $0.0000001 par
value; 100,000,000 shares authorized;
18,499,736 shares issued and
outstanding at December 31, 2009		2	2
Additional paid-in capital		11,989,023	13,833,383
Statutory reserves		3,033,855	3,033,855
Accumulated deficit		(19,890,859)	(21,735,219)
Accumulated other comprehensive income		2,915,737	2,915,737

STOCKHOLDERS’ EQUITY		$(1,952,241)	$(1,952,241)

As a result of the restatement of the consolidated balance sheet as of December 31, 2007 that has carryover effect to September 30, 2010, the carryover adjustments were $4,855,640, the original adjustment of $6,700,000 was removed, the combined adjustments should be 1,844,360. Additional paid-in capital increased from $11,989,023 to $13,833,383.  The retained earnings reduced from $2,095,621 to 251,261. The assets, liabilities and total stockholders’ equity have no changes.

ITEMS

CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)

	Notes	Original	Restated
		September 30, 2010
		(Unaudited)	(Unaudited)
STOCKHOLDERS’ EQUITY

Series B Convertible Preferred
Stock $0.0000001 par value; 400,000
shares authorized; 160,494 shares issued
and outstanding at March 31, 2010	13	$1	$1

Common stock at $0.0000001 par
value; 100,000,000 shares authorized;
18,499,736 shares issued and
outstanding at March 31, 2010		2	2
Additional paid-in capital		11,989,023	13,833,383
Statutory reserves		3,033,855	3,033,855
Accumulated deficit		2,095,621	251,261
Accumulated other comprehensive income		3,828,536	3,828,536

STOCKHOLDERS’ EQUITY		$20,947,038	$20,947,038

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

The table below presents information about our inventory for the periods indicated:

Item	September 30, 2010,	December 31, 2009	Change
Finished goods	$649,267	$138,783	367.83%
Work in progress	$193,176	$23,197	732.76%
Raw material	$439,818	$487,044	(9.70)%
Total	$1,282,261	$649,024	97.57%

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

Our management identified an improper classification of additional paid in capital items for the year ended December 31, 2007; which required overstated additional paid-in capital to be adjusted down by $4,855,640, and understated retained earnings to be adjusted up by $4,855,640. These adjustments will be made of the financial statements for the year ended December 31, 2009 and the nine months ended September 30, 2010. Moreover, the original adjustment of $6,700,000 was removed and the overall additional paid-in capital to be adjusted up by $1,844,360 and retained earnings to be adjusted down by $1,844,360.

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

In light of the above-mentioned weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the six months ended September 30, 2010 on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weakness, our consolidated financial statements for the period ended September 30, 2010 are fairly stated, in all material respects, in accordance with U.S. GAAP.

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