Form 10-Q
period 2011-03-31
Sunway Global Inc.
filed 2011-05-20
CIK 1096840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2011

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 17, 2011, there were 18,499,736 outstanding shares of the Registrant's Common Stock, $0.0000001 par value.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNWAY GLOBAL INC.

CONTENTS	PAGES

CONSOLIDATED BALANCE SHEETS	F-1

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME	F-2

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	F-3

CONSOLIDATED STATEMENTS OF CASH FLOWS	F-5 - F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-7 - F-31

SUNWAY GLOBAL INC.
CONSOLIDATED BALANCE SHEETS
AS AT MARCH 31, 2011 AND DECEMBER 31, 2010
(Stated in US Dollars)

	Notes	March 31, 2011 (Unaudited)	December 31, 2010 (Audited)
ASSETS
Current assets
Cash and cash equivalents	2(k)	$8,929,924	$9,587,765
Trade receivables, net	5	8,506,597	9,287,453
Inventories	8	2,115,019	1,379,917
Advances to suppliers		1,044,297	1,232,297
Prepayments		499,632	95,397
Tender deposits		205,339	274,140
Travel advances to shareholders	6	20,326	332,709
Advances to employees	7	226,822	269,303
Deferred tax assets		57,350	-

Total current assets		$21,605,306	$22,458,981
Restricted cash	2(l)	17,064	67,091
Amount due from a related company	4	830	76,682
Property, plant and equipment, net	9	9,880,300	10,285,308
Intangibles, net	10	18,754,228	19,252,393
Deposit for technology-based designed		1,462,535	-
Deposit for purchase of plant and equipment		164,381	163,840

TOTAL ASSETS		$51,884,644	$52,304,295

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short term bank loans	11	$-	$303,407
Accounts payable		569,440	341,845
Income tax payable		3,526	381,663
Turnover and other taxes		109	328,760
Expected warranty liabilities	12	53,484	53,308
Customer deposits		1,454,410	1,122,063
Accrued liabilities		1,057,522	704,065

Total current liabilities		$3,138,491	$3,235,111
Warrants liabilities	13	19,849,395	17,519,515
TOTAL LIABILITIES		$22,987,886	$20,754,626

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.
CONSOLIDATED BALANCE SHEETS (Continued)
AS AT MARCH 31, 2011 AND DECEMBER 31, 2010
(Stated in US Dollars)

	Notes	March 31, 2011 (Unaudited)	December 31, 2010 (Audited)

STOCKHOLDERS’ EQUITY

Series B Convertible Preferred Stock $0.0000001 par value; 400,000 shares authorized; 160,494 shares issued and outstanding at March 31, 2011 and December 31, 2010	13	$1	$1

Common stock at $0.0000001 par value; 100,000,000 shares authorized; 18,499,736 shares issued and outstanding at March 31, 2011 and December 31, 2010		2	2
Additional paid-in capital		13,833,383	13,833,383
Statutory reserves		4,267,115	4,267,115
Retained earnings		5,895,732	8,542,065
Accumulated other comprehensive income		4,900,525	4,907,103

		$28,896,758	$31,549,669

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$51,884,644	$52,304,295

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
AS AT MARCH 31, 2011 AND 2010
(Stated in US Dollars) (Unaudited)

	Notes	The three months ended March 31,
		2011	2010

Net revenues	17	$1,561,014	$5,200,091
Cost of net revenues	17	(729,868)	(1,757,452)

Gross profit		$831,146	$3,442,639

Selling expenses		(231,639)	(406,247)
General and administrative expenses		(981,838)	(742,655)

Income from operations		$(382,331)	$2,293,737
Interest income		8,528	4,363
Changes in fair value of warrants		(2,329,880)	(1,463,274)

Income before income tax		$(2,703,683)	$834,826

Income tax expense	14	57,350	(349,653)

Net income		$(2,646,333)	$485,173

Net income per share:
-Basic	15	$(0.14)	$0.03

-Diluted	15	$(0.11)	$0.02

Weighted average number of common stock
-Basic	15	18,499,736	18,499,736

-Diluted	15	23,338,995	27,772,675

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AS AT MARCH 31, 2011 AND DECEMBER 31, 2010
(Stated in US Dollars)

					Additional		Retained	Accumulated
	Preferred	Preferred	No. of		paid		earnings/	other
	Series	Series	shares	Common	in	Statutory	(Accumulated	comprehensive
	A	B	outstanding	stock	capital	reserves	deficit)	income	Total

Balance, January 1, 2010	$-	$1	18,499,736	$2	$13,833,383	$3,033,855	$(21,735,219)	$2,915,737	$(1,952,241)
Net income	-	-	-	-	-	-	31,510,544	-	31,510,544
Appropriations to statutory
Reserves	-	-	-	-	-	1,233,260	(1,233,260)	-	-
Foreign currency translation
Adjustment	-	-	-	-	-	-	-	1,991,366	1,991,366

Balance, December 31, 2010	$-	$1	18,499,736	$2	$13,833,383	$4,267,115	$8,542,065	$4,907,103	$31,549,669

Balance, January 1, 2011	$-	$1	18,499,736	$2	$13,833,383	$4,267,115	$8,542,065	$4,907,103	$31,549,669
Net income	-	-	-	-	-	-	(2,646,333)	-	(2,646,333)
Foreign currency translation
Adjustment	-	-	-	-	-	-	-	(6,578)	(6,578)

Balance, March 31, 2011	$-	$1	18,499,736	$2	$13,833,383	$4,267,115	$5,895,732	$4,900,525	$28,896,758

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Stated in US Dollars) (Unaudited)

	The three months ended March 31,
	2011	2010
Cash flows from operating activities
Net income	$(2,646,333)	$485,173
Depreciation	461,944	440,058
Amortization	561,753	370,359
Changes in fair value of warrants	2,329,880	1,463,274

Adjustments to reconcile net income to net cash provided by operating activities:
Trade receivables, net	809,154	(1,947,650)
Inventories	(728,405)	(54,012)
Advances to suppliers	191,508	413,797
Prepayments	(402,737)	28,010
Tender deposits	69,502	(19,816)
Travel advances to shareholders	616,081	(45,202)
Advances to employees	43,243	(40,990)
Deferred tax assets	(57,350)	-
Accounts payable	(225,802)	13,290
Income tax payable	378,286	83,913
Turnover and other taxes	328,771	123,597
Customer deposits	(327,678)	(82,375)
Accrued liabilities	(350,104)	(86,391)

Net cash provided by operating activities	$1,051,713	$1,145,035

Cash flows from investing activities
Decrease in restricted cash	$50,026	$30,152
Purchase of plant and equipment	(24,251)	(147,804)
Purchase of intangibles	(1,459,896)	(96,378)
Deposit for technology-based designed	-	(787,482)

Net cash used in investing activities	$(1,434,121)	$(1,001,512)

Cash flows from financing activities	$-	$-
Net cash provided by financing activities	$-	$-

SUNWAY GLOBAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Stated in US Dollars) (Unaudited)

	The three months ended March 31,
	2011	2010

Net in cash and cash equivalents (used)/sourced	$(382,408)	$143,523

Effect of foreign currency translation on
cash and cash equivalents	(275,433)	751

Cash and cash equivalents–beginning period	9,587,765	4,717,240

Cash and cash equivalents–end period	$8,929,924	$4,861,514
	The three months ended March 31,
	2011	2010
Supplementary cash flow information:
Tax paid	$378,287	$265,740
Interest received	8,528	4,363
Interest paid	-	-

SUPPLEMENTAL NON-CASH DISCLOSURES:

1.
During the three months ended March 31, 2011 and 2010, an amount of $1,342,184 and $1,974,839 were transferred from “Deposit for technology-based designed” to “property, plant and equipment”, respectively.

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Stated in US Dollars) (Unaudited)

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
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Stated in US Dollars) (Unaudited)

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
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Stated in US Dollars) (Unaudited)

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
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Stated in US Dollars) (Unaudited)

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

	March 31, 2011	December 31, 2010

Bank of Communications, Branch of Daqing
City Economic Zone	$7,506,057	$8,612,371
China Construction Bank, Beijing Branch	1,355,321	471,540
Qingdao bank	1,479	66,117
Agricultural Bank of China	38,664	392,647
HSBC	10,538	34,788
Cash on hand	17,865	10,302
	$8,929,924	$9,587,765

(l)	Restricted cash

Restricted cash are pledged deposits in an escrow account for investor relations purpose.

(m)	Revenue recognition

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
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Stated in US Dollars) (Unaudited)

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

The Group did not have lease which met the criteria of capital lease. Leases which do not qualify as capital lease are classified as operating lease. Operating lease rental payment included in general and administrative expenses were $20,596 and $24,517, and cost of sales were $1,685 and $1,492 for the three months ended March 31, 2011 and 2010 respectively.

(q)	Advertising

The Group expensed all advertising costs as incurred. Advertising expenses included in selling expenses were nil and $16,852 for the three months ended March 31, 2011 and 2010 respectively.

(r)	Shipping and handling

All shipping and handling are expensed as incurred. Shipping and handling expenses included in selling expenses were $16,933 and $22,300 for the three months ended March 31, 2011 and 2010 respectively.

(s)	Research and development

All research and development costs are expensed as incurred. The research and development costs included in general and administrative expenses were $22,783 and $42,204 for the three months ended March 31, 2011 and 2010 respectively.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Stated in US Dollars) (Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(t)	Retirement benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the statements of income as incurred. The retirement benefit expenses included in general and administrative expenses were $62,404 and $46,651 for the three months ended March 31, 2011 and 2010 respectively.

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	March 31, 2011	December 31, 2010	March 31, 2010
Twelve months ended
RMB : USD exchange rate	-	6.5918	-
Three months ended
RMB : USD exchange rate	6.5701	-	6.8361
Average three months ended
RMB : USD exchange rate	6.5894	-	6.8360

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Stated in US Dollars) (Unaudited)

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

As such, effective January 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in June 2007. On January 1, 2009 the Company recorded as a cumulative effect adjustment by decreasing additional paid-in capital amounting to $3,990,942 and decreasing beginning retained earnings by the amount of $65,910,931 and recording $69,901,873 as a warrant liability to recognize the fair value of such warrants on January 1, 2009. The fair value of the warrants was $19,849,395 and $17,519,515 on March 31, 2011 and December 31, 2010 respectively. The Company recognized $2,329,880 and $1,463,274 as loss from the change in fair value of warrants for the three months ended March 31, 2011 and 2010 respectively.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Stated in US Dollars) (Unaudited)

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
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Stated in US Dollars) (Unaudited)

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
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Stated in US Dollars) (Unaudited)

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
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Stated in US Dollars) (Unaudited)

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
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Stated in US Dollars) (Unaudited)

3.	CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments which potentially expose the Group to concentrations of credit risk, consists of cash and trade receivables as of March 31, 2011 and December 31, 2010. The Group performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

As of March 31, 2011 and December 31, 2010, the Group’s bank deposits were all placed with banks in the PRC and Hong Kong where there is currently no rule or regulation in place for obligatory insurance of bank accounts.

For the three months ended March 31, 2011, the group’s sales were generated from the PRC and Western Europe. Trade receivables as of March 31, 2011 and December 31, 2010 arose in the PRC and overseas.

The maximum amount of loss due to credit risk that the group would incur if the counter parties to the financial instruments failed to perform is represented the carrying amount of each financial asset in the balance sheet.

Normally the Group does not obtain collateral from customers or debtors.

Details of the customers accounting for 10% or more of the Group’s revenue are as follows:

	For the three months ended March 31,
	2011	2010
Customer A	$-	$486,396
Customer B	-	404,476
Customer D	-	450,556
Customer E	-	435,196
Customer F	228,397	-
Customer K	583,474	-
Customer L	168,621	240,637

Details of customers accounting for 10% or more of the Group’s trade receivables are as follows:

	March 31, 2011	December 31, 2010

Customer A	$447,161	$671,940
Customer B	831,257	851,516
Customer C	585,756	541,585
Customer D	580,307	836,952
Customer E	637,488	874,686
Customer F	431,147	500,458

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Stated in US Dollars) (Unaudited)

4.	AMOUNT DUE FROM A RELATED COMPANY

Amount due from Rise Elite International Ltd (Rise Elite) was $830, a related company where Mr. Liu Bo, the director of the Group is a shareholder. The amount is held by Rise Elite for the initial setup expenses. The amount is unsecured, interest free and repayable on demand.

5.	TRADE RECEIVABLES, NET

Trade receivables comprise the followings:
	March 31, 2011	December 31, 2010

Trade receivables, gross	$8,546,306	$9,327,032
Provision for doubtful debts	(39,709)	(39,579)

Trade receivables, net	$8,506,597	$9,287,453

All of the above trade receivables are due within one year of aging.

An analysis of the allowance for doubtful accounts for the three months ended March 31, 2011 and 2010 is as follows:

	March 31, 2011	March 31, 2010

Balance at beginning of period	$39,579	$17,983
Foreign exchange adjustment	130	3

Balance at end of period	$39,709	$17,986

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
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Stated in US Dollars) (Unaudited)

6.	TRAVEL ADVANCES TO SHAREHOLDERS

Travel advances were made to shareholders. These shareholders are also the management of the company and these advances are used to enable their execution of operational duties such as marketing and sales promotion. The following table provides the details of the outstanding accounts. They are unsecured, interest free and repayable on demand.

	March 31, 2011	December 31, 2010

Bo Liu	$10,518	$319,697
Deli Liang	9,808	13,012

	$20,326	$332,709

The following table provides the activity in the travel advances to shareholders:

	March 31, 2011	December 31, 2010

Beginning balance	$332,709	$71,372

Add: Advanced during the period/year	-	570,554

Less: Transferred to income statement	(7,974)	(43,887)
Repayment by directors	(304,409)	(265,330)

Ending balance	$20,326	$332,709

7.	ADVANCES TO EMPLOYEES

Advances to employees are advances for purchases and travelling. They are unsecured, interest free and repayable on demand. The following table provides the activity in the advances to employees:

	March 31, 2011	December 31, 2010

Beginning balance	$269,303	$217,865
Add: Advanced during the period/year	519,303	688,121

Less: Transferred to income statement	(493,280)	(314,842)
Recollected from employees	(68,504)	(321,841)

Ending balance	$226,822	$269,303

8.	INVENTORIES

Inventories comprise the followings:

	March 31, 2011	December 31, 2010

Finished goods	$961,377	$943,148
Work in process	808,053	116,157
Raw materials	345,589	320,612

	$2,115,019	$1,379,917

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Stated in US Dollars) (Unaudited)

9.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net comprise the followings:
	March 31, 2011	December 31, 2010
At cost
Buildings	$2,135,905	$2,128,873
Machinery and equipment	1,261,810	1,257,656
Moldings	9,338,263	9,300,380
Computer software	2,186,245	2,186,190
Office equipment and motor vehicles	667,012	653,781

	$15,589,235	$15,526,880
Less: accumulated depreciation	(7,034,607)	(6,551,027)

	$8,554,628	$8,975,853
Construction in progress	1,325,672	1,309,455

	$9,880,300	$10,285,308

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

Depreciation expenses are included in the statement of income as follows:

	Three Months Ended March 31,
	2011	2010
Cost of net revenues	$414,804	$397,745
General and administrative expenses	29,327	25,919
Selling expenses	17,813	16,394

Total depreciation expenses	$461,944	$440,058

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Stated in US Dollars) (Unaudited)

10.	INTANGIBLES, NET

Details of intangibles are as follows:
	March 31, 2011	December 31, 2010

Land use rights, at cost	$2,711,602	$2,702,675
Technology-based design, at cost	20,429,293	20,362,041
	$23,140,895	$23,064,716
Less: accumulated amortization	(4,386,667)	(3,812,322)
Total intangibles, net	$18,754,228	$19,252,393

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

Amortization expense included in the general and administrative expenses for the three months ended 2011 and 2010 were $561,753 and $370,359  respectively.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Stated in US Dollars) (Unaudited)

11.	SHORT-TERM BANK LOANS

A short-term bank loan was initiated on August 31, 2010 and paid-off on February 25, 2011 by a director.
As of March 31, 2011, the bank loan balance was as follows:

	March 31, 2011	December 31, 2010

Loans from Bank of Qingdao, interest rates at 6.37% per annum, due August 30, 2011	$303,407	$303,407
Less: Repayment during the period	(303,407)	-
	$-	$303,407

12.	EXPECTED WARRANTY LIABILITIES

An analysis of the expected warranty liabilities for the three months ended March 31, 2011 and 2010 is as follows:

	March 31, 2011	December 31, 2010

Beginning balance	$53,308	$32,618
Warranty expense for the year	-	19,476
Foreign currency difference	176	1,214
Ending balance	$53,484	$53,308

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Stated in US Dollars) (Unaudited)

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
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Stated in US Dollars) (Unaudited)

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
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Stated in US Dollars) (Unaudited)

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

As such, effective January 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in June 2007. On January 1, 2009 the Company recorded as a cumulative effect adjustment by decreasing additional paid-in capital amounting to $3,990,942 and decreasing beginning retained earnings by the amount of $65,910,931 and recording $69,901,873 as a warrant liability to recognize the fair value of such warrants on January 1, 2009. The fair value of the warrants was $17,519,515 and $40,808,327 on December 31, 2010 and 2009 respectively. The Company recognized $2,329,880 and $1,463,274 as loss from the change in fair value of warrants for the three months ended March 31, 2011 and 2010 respectively.

As of December 31, 2010, the Company adopts lattice model with Monte Carlo Simulations to measure the various outcome so as to calculate the most likely expected future value of the convertible shares at a define time period. The Company believes that the lattice model can improve the valuation of the existing warrants with consideration of early exercise rights and down ratchet exercise price reset provision. The change is accounted for as change in accounting estimates. As opposed to closed form model like Black Scholes which assumes warrants be exercised on expiry date, the lattice model assumes a low probability of early exercise due to declining stock prices and sample different price paths using Monte Carlo simulation.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Stated in US Dollars) (Unaudited)

14.	INCOME TAXES

The Company, being registered in the State of Nevada and which conducts all of its business through its subsidiaries incorporated in PRC, is not subject to federal income tax until the operating profits was rebounded back to Untied States. The subsidiaries are SWT, Sunway, Beijing Sunway, Liheng (see note 1).

SWT, Sunway, Beijing Sunway and Liheng, being registered in the PRC, are subject to PRC’s Corporate Income Tax (“CIT”). Under applicable income tax laws and regulations, an enterprise located in PRC, including the district where our operations are located, is subject to a rate of 25% for the three months ended March 31, 2011 and 2010.

However, Sunway is a high technology company, and in accordance with the relevant regulations regarding the favourable tax treatment for high technology companies, Sunway is entitled to a reduced tax rate of 15% as long as Sunway is physically located and registered in the high and advance technology development zone.

The Group uses the asset and liability method, where deferred tax assets and liabilities are determined based in the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. There are temporary differences on deferred tax asset $57,350 on net operating loss but no deferred tax liabilities as of, March 31, 2011 and no deferred tax asset and liabilities as of December 31, 2010.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Stated in US Dollars) (Unaudited)

14.	INCOME TAXES (Continued)

A reconciliation between the income tax computed at the U.S. statutory rate and the Group’s provision for income tax is as follows:

	March 31, 2011	December 31, 2010

U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	(34)%	(34)%
PRC CIT	25%	25%
Tax holiday	(10)%	(10)%
Provision for income taxes	15%	15%

The provision for income taxes consists of the following:

	March 31, 2011	December 31, 2010

Current tax - PRC CIT	$(57,350)	$1,532,991

Deferred tax provision	-	-
Income tax expenses	$(57,350)	$1,532,991
Reconciliation of these items is as follows:

	March 31, 2011	December 31, 2010
Income before taxation	$(2,703,683)	$33,043,535
Add: Impairment of property, plant & equipment	-	429,263
Impairment on investment		-
Other non-tax deductible items	(8,528)	35,954

Less: Change in fair value of warrants	2,329,880	(23,288,812)
Taxable income (loss)	$(382,331)	$10,219,940

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Stated in US Dollars) (Unaudited)

15.	EARNINGS PER SHARE

The calculation of the basic and diluted earnings per share attributable to the common stock holders is based on the following data:

	For the three months ended March 31,
	2011	2010
Income:
Income for the purpose of basic earnings per share	$(2,646,333)	$485,173
Effect of dilutive potential common stock	-	-
Income for the purpose of dilutive earnings per share	$(2,646,333)	$485,173

Number of shares:
Weighted average number of common stock for the purpose of basic earnings per share	18,499,736	18,499,736
Effect of dilutive potential common stock
-conversion of Series A
convertible preferred stock	-	-
-conversion of Series B
convertible preferred stock	4,814,820	4,814,820
-conversion of Warrant Series A	-	-
-conversion of Warrant Series B	24,439	2,027,368
-conversion of Warrant Series J	-	563,337
-conversion of Warrant Series C	-	1,536,828
-conversion of Warrant Series D	-	330,586
Weighted average number of common stock for the purpose of dilutive earnings per share	23,338,995	27,772,675

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Stated in US Dollars) (Unaudited)

16.	COMMITMENTS AND CONTINGENCIES

The Group has entered into a tenancy agreement for factory expiring through 2011. Total rental expenses for the months ended March 31, 2011 and 2010 amounted to $22,281 and $26,009 respectively.

As at March 31, 2011, the Group’s commitments for minimum lease payments under these leases for the next one year are as follows:

March 31,
2011	$69,896
2012 and thereafter	61,011
$130,907

17.	SEGMENT INFORMATION

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

Net revenues and cost of revenues by product:

For the three
months ended
March 31,	Workstation	Workstation	Workstation
2011	Type A	Type B	Type C	SADP	Other	Consolidated
Net revenues	$90,297	$-	$328,921	$988,461	$153,335	$1,561,014
Cost of net revenues	(28,639)	-	(117,381)	(546,484)	(37,364)	(729,868)
	$61,658	$-	$211,540	$441,977	$115,971	$831,146

For the three
months ended	Workstation	Workstation	Workstation
March 31, 2010	Type A	Type B	Type C	SADP	Others	Consolidated

Net revenues	$1,536,366	203,928	2,908,000	$475,820	$75,977	$5,200,091
Cost of net revenues	(493,139)	(50,247)	(1,017,833)	(193,798)	(2,435)	(1,757,452)
	$1,043,227	153,681	1,890,167	$282,022	$73,542	$3,442,639

The Group’s operations are located in the PRC. All revenues are derived from customers in the PRC and Europe. All of the Group’s assets are located in the PRC. Sales of workstations are carried out in the PRC. Accordingly, no analysis of the Group's sales and assets by geographical market is presented.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Stated in US Dollars) (Unaudited)

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

This discussion and analysis focuses on the business results of Sunway Group (consisting of Daqing Sunway, the Company’s primary operating entity, along with its other indirectly-owned subsidiaries Beijing Sunway New-force Medical Treatment Tech Co., Ltd. and Qingdao Liheng Textile Co., Ltd), comparing its results in the three months ended March 31, 2011 to the three months ended March 31, 2010.

Affected by the Daqing Sunway’s factory have removed since December of 2010, brought about output of the products ceased. The Company sales fell quickly in the first quarter of 2011 as compared with the same period of 2010.

This discussion and analysis focuses on the business results of Sunway Group, comparing its results in the three month period ended March 31, 2011 with the three month period ended March 31, 2010.

Three-month period ended March 31, 2011 and March 31, 2010

Results of Operations

In the three months ended March 31, 2011, the Company’s net revenue, gross profit and operation income was fall quickly as compared with the same period of 2010. These decreases were primarily attributable to a result of Daqing factory remove to other place,  brought about Daqing factory output ceased.

The following table summarizes the results of our operations during the three months ended March 31, 2011 and 2010, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31
	2011	2010	Change	Change rate
Net Revenue	$1,561,014	$5,200,091	$(3,639,077)	(69.98)%
Cost of net revenue	$729,868	$1,757,452	$(1,027,584)	(58.47)%
Gross Profit	$831,146	$3,442,639	$(2,611,493)	(75.86)%
Gross Margin	53.24%	66.20%		(12.96)%
Operating (loss)/ Income	$(382,331)	$2,293,737	$(2,676,068)	(116.67)%
Changes in fair value of warrants	$2,329,880	$1,463,274	$866,606	59.22%
(loss)/ Net Income	$(2,646,333)	$485,173	$(3,131,506)	(645.44)%
Net (loss) / profit margin	(169.53)%	9.33%		-

Net Revenue

Net revenue for the three months ended March 31, 2011, was $1,561,014, a decrease of 69.98% as compared with net revenue of $5,200,091 for the three months ended March 31, 2010. In the three months ended March 31, 2011, we sold 71 workstations, a decrease of 92.15% as compared with 904 workstations in the three months ended March 31, 2010. During the same period of 2011, we also sold 12 units of SADP, an increase of 140% as compared with 5 units in the three months ended March 31, 2010. The decrease in workstations was due primarily to the Daqing’s factory is removing, brought about output ceased.

The following table breaks down application categories as percentage of total net revenue.

	Three Months Ended March 31,
	2011		2010
	sales	% of total sales	sales	% of total sales
PTS	$419,218	26.86%	$4,648,294	89.39%
SADP	$988,461	63.32%	$475,820	9.15%
Other	$153,335	9.82%	$75,977	1.46%
Total net revenue	$1,561,014	100.00%	$5,200,091	100.00%

Gross Profit

Gross profit decreased 75.86% to $831,146 for the three months ended March 31, 2011, as compared to $3,442,639 for the three months ended March 31, 2010, mainly due to sale fall. Our gross profit margin dropped 12.96% from 66.20% as of the three months ended March 31, 2010 to 53.24% as of the same period of 2011, mainly due to a decrease in product output caused by the rise of average fixed cost per unit and sale fell.

The table below presents information about our gross profit for the periods indicated:

	Three Months Ended March 31,
	2011		2010
	US$	Gross profit margin	US$	Gross profit margin

Gross Profit	$831,146	53.24%	$3,442,639	66.20%

Income from Operations

Operating loss was $382,331 for the three months ended March 31, 2011, as compared to $2,293,737 for the three months ended March 31, 2010. The decrease was primarily attributable to Daqing’s output ceased during this period.

Cost of Net Revenue

Cost of net revenue increased to $729,868 for the three months ended March 31, 2011, representing a 58.47% decrease as compared with $1,757,452 for the same period of 2010. The increase was primarily due to a decrease in product volume caused by the rise of average fixed cost per unit.

The table below presents information about our cost of net revenue for the periods indicated:

	Three Months Ended March 31,
	2011	2010	Change
Cost of net revenue	$729,868	$1,757,452	(58.47)%

Operating Expenses

Operating expenses were $1,213,477 for the three months ended March 31, 2011, an increase of 5.62% as compared with $1,148,902 for the same period of 2010. The increase was primarily due to two reasons: (i) selling expenses decreased $174,608, or 42.98% to $231,639 in the three months ended March 31, 2011 from $406,247 for the same period of 2010; and (ii) general and administration expenses increased $239,183, or 32.21% to $981,838 in the three months ended March 31, 2011 from $742,655 for the same period of 2010.

The table below presents information about our operating expenses for the periods indicated:

	Three Months Ended March 31,
	2011	2010	Change
Selling expenses	$231,639	$406,247	(42.98)%
General & Administrative expenses	$981,838	$742,655	32.21%
Total operating expenses	$1,213,477	$1,148,902	5.62%

Changes in fair value of warrants

Changes in fair value of warrants were $2,329,880 for the three months ended March 31, 2011. This is recorded as a non-cash charge, which resulted from the change in fair value of warrants issued to investors in conjunction with the Company’s issuance of warrants in June of 2007 pursuant to provisions of FASB ASC Topic 815, “Derivative and Hedging” (ASC 815). The accounting treatment of the warrants resulted from a provision providing anti-dilution protection to the warrant holders.

Net Income

Net loss was $2,646,333 for the three months ended March 31, 2011, a decrease as compared with $485,173 of net income for the same period of 2010. In the first quarter of 2011, our net income was impacted by a non-cash charge of $2,329,880 unrelated to the Company’s operations. Excluding the changes in fair value of warrants in non-cash charge, the Company’s net loss from operations would have been $316,453 for the three months ended March 31, 2011 and $1,948,447 for the three months ended March 31, 2010.

Earnings Per Share

Basic and diluted loss per share for the three months ended March 31, 2011 were $0.14 and $0.11 compared to income per share for the same period of 2010 was $0.03 and $0.02. The weighted average number of shares outstanding to calculate basic EPS was 18,499,736 and 18,499,736 for the three months ended March 31, 2011 and March 31, 2010, respectively. The weighted average number of shares outstanding to calculate diluted EPS was 23,338,995 and 27,772,675 for the three months ended March 31, 2011 and 2010 respectively.

Trade Receivables, net

Trade receivables, net decreased 8.41% to $8,506,597 as of March 31, 2011, compared with $9,287,453 as of December 31, 2010. The decrease in trade receivables was primarily attributable to change in our sales policy and sales fall. We changed our trade receivables policy to require that the remaining 10 percent of the amount due under the purchase contract is received within one year after the acceptance test is completed. Previously, we required receipt of the remaining 5 percent immediately after the acceptance test was completed.

Inventory

Inventory consists of raw materials, finished goods and work in progress. As of March 31, 2011, the recorded value of our inventory has increased 53.27% to $2,115,019 from $1,379,917 as of December 31, 2010. The increase was mainly due to an increase of 1.93% in finished goods from $943,148 as of December 31, 2010 to $ 961,377 as of March 31, 2011; an increase of 7.79% in raw material inventory from $320,612 as of December 31, 2010 to $345,589 as of March 31, 2011, an increase of 595.66% in work in progress inventory from $116,157 as of December 31, 2010 to $808,053 as of March 31, 2011. The increase was primarily attributable to certain production processes had been moved out from Daqing factory, work in progress are then built up and waiting for the further production process in another factory.

The table below presents information about our inventory for the periods indicated:

Item	March 31, 2011	December 31, 2010	Change
Finished goods	$961,377	$943,148	1.93%
Work in progress	$808,053	$116,157	595.66%
Raw material	$345,589	$320,612	7.79%
Total	$2,115,019	$1,379,917	53.27%

Accounts Payable

Accounts payable amounted to $569,440 as of March 31, 2011, an increase as compared with $569,440 as of December 31, 2010. The increase was primarily attributable to produce plan growth, which resulted in an increase in raw material purchases.

Liquidity and Capital Resources

We have historically financed our operations and capital expenditures principally through private placements of debt and equity offerings and cash provided by operations.

The table below presents information about our cash flow for the periods indicated:

	Three months ended March 31,
	2011	2010	Change
Net cash provided by (used in) operating activities	$1,051,713	$1,145,035	$(93,322)
Net cash provided by (used in) investing activities	$(1,434,121)	$(1,001,512)	$(432,609)
Net cash provided by (used in) financing activities	$-	$-	$-
Effect of foreign currency translation on cash and cash equivalents	$(275,433)	$751	$(276,184)
Beginning cash and cash equivalent	$9,587,765	$4,717,240	$4,870,525
Ending cash and cash equivalent	$8,929,924	$4,861,514	$4,068,410

Operating Activities

For the three months ended March 31, 2011, net cash provided by operating activities was $1,051,713. This was primarily attributable to our net loss of $2,646,333, adjusted by an add-back of non-cash charges mainly consisting of depreciation, amortization, deferred tax assets and charges in fair value of warrants of $461,944, $561,753, $(57,350) and $2,329,880 respectively, offset by a $401,819 increase in working capital. Specifically, increase in working capital was primarily due to: (i) a $809,154 trade receivables decrease driven by sales; (ii) a $728,405 increase in inventories, principally of finished goods and work in progress inventory, due to Daqing factory is removing, bring about order form did not finished on time; (iii) a $191,508 decrease in advances to suppliers to buy raw materials; (iv) a $326,089 decrease in prepayments, travel advances to shareholders, tender deposits and advances to employees, consisting primarily of prepayments for raw materials and other supplies in advance of shipment, working capital for sales staff and payment of client deposits; partially offset by a $196,527 decrease in accounts payable, tax payable, customer deposits, accrued liabilities and other payables.

Investing Activities

For the three months ended March 31, 2011, net cash used in investing activities was $1,434,121. This was primarily attributable to: (i) a $24,251 capital expenditure for purchase of new plant and equipment; (ii) a $1,459,896 capital expenditure for purchase of new intangible assets; (iii) a $50,026 in restricted cash.

Cash and Cash Equivalents

Our cash and cash equivalents as at the beginning of March 31, 2011, were $9,587,765 and decreased to $8,929,924 by the end of the period.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Li Bo, the Company’s Chief Executive Officer (“CEO”), and Samuel Sheng, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the period ended March 31, 2011. Based upon that evaluation, the Company’s CEO and CFO concluded that, as of the date of evaluation, the Company’s disclosure controls and procedures were not effective.  Based upon that evaluation and due to the material weakness existing in our internal controls as of December 31, 2010 (as described in the Company's form 10-K) which has not been fully remediated as of March 31, 2011, we have concluded that as of March 31, 2011, our disclosure controls and procedures were not effective.

Changes in internal controls

The Company’s management, with the participation of its CEO and CFO, performed an evaluation as to whether any change in the Company’s internal controls over financial reporting occurred during the quarter ended March 31, 2011. No change occurred in the Company's internal controls over financial reporting during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

SUNWAY GLOBAL, INC.

Dated: May 20, 2011	By:	/s/ Liu Bo
Name: Liu Bo
Title: Chief Executive Officer (principal executive officer)

Dated: May 20, 2011	By:	/s/ Samuel Sheng
Name: Samuel Sheng
Title: Chief Financial Officer (principal financial and accounting officer)