Form 10-K/A
period 2007-12-31
Sunway Global Inc.
filed 2011-07-06
CIK 1096840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 6

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

EXPLANATORY NOTE:

The Amendment No. 6 to Sunway Global Inc, (the “Company”, “Sunway”)’s Annual report on Form 10K/A for the year ended December 31, 2007 (the “Amended 10-K”),is being made to include auditor explanatory paragraph regarding the restatement as required by PCAOB AU508.11(d) and AU508.18(A).

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

The following table sets forth our estimates, based on information we have collected from bids, the internet and other market intelligence, of the relative number of hospitals and medical facilities in the PRC supplied with pneumatic transport systems by us and our major competitors in 2006 and 2007:

		Time of PRC Market	Percentage of PRC Hospitals Adopting PTS
Name	Brand	Entry	2007	2006
Daqing Sunway Technology Co. Ltd.	Suntrans	2002	48.5%	46%
Beijing Chuansheng Weiye Science Trade Co., Ltd.	Telecom	1999	3.5%	3.5%
Hainan Lingjing Medical Purification Project Co., Ltd. Jiangsu Jiuxin Purification Project Co., Ltd.	Swisslog Swisslog	1998 1998	20%	21.8%
Beijing Ruize Network Co., Ltd.	Sumetzberger	1996	15%	16.1%
Beijing Keliping Medical Equipment Co., Ltd Shanghai Yili Co., Ltd.	Hortig Hortig	2006 2001	7.3%	7.3%

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

As discussed in Note 22 to the accompanying financial statements, the financial statements of the Company for the year ended December 31, 2007 have been restated to correct certain misstatements.

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

Name and Principal		Salary (cash or non-cash)	Bonus (cash or non-cash)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Liu Bo
CEO and Director (current)	2007	63,158	-	-	-	-	-	-	63,158
	2006	46,068	-	-	-	-	-	-	46,068

Richard Astrom
CEO (former)	2007	-	-	-	-	-	-	-	-
	2006	13,734	-	-	-	-	-	-	13,734

Samuel Sheng
CFO (current)	2007	3,378	-	-	-	-	-	-	3,378
	2006	-	-	-	-	-	-	-	-

David Wang
CFO (former)	2007	39,473	-	-	-	-	-	-	39473
	2006	-	-	-	-	-	-	-	-

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

SUNWAY GLOBAL INC.

July 6, 2011	By:	/s/ Liu Bo
Liu Bo
Chief Executive Officer and Chairman (principal executive officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Liu Bo	Chief Executive Officer and Chairman of the	July 6, 2011
Liu Bo	Board of Directors

/s/ Samuel Sheng	Chief Financial Officer (principal financial	July 6, 2011
Samuel Sheng	and accounting officer)

/s/ Liang Deli	Director	July 6, 2011
Liang Deli