Form 10-K/A
period 2008-12-31
Sunway Global Inc.
filed 2011-07-06
CIK 1096840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 3

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

EXPLANATORY NOTE

The Amendment No. 3 to Sunway Global Inc., (the “Company”, “Sunway”)’s Annual report on Form 10K/A for the year ended December 31, 2008 (the “Amended 10-K”) is being made  to include auditor explanatory paragraph regarding the restatement as required by PCAOB AU508.11(d) and AU508.18(A).

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

The following table sets forth our estimates, based on information we have collected from bids, the internet and other market intelligence, of the relative number of hospitals and medical facilities in the PRC supplied with pneumatic transport systems by us and our major competitors in 2007 and 2008:

		Time of PRC Market	Percentage of PRC Hospitals Adopting PTS
Name	Brand	Entry	2008	2007
Daqing Sunway Technology Co. Ltd.	Suntrans	2002	48%	48.5%
Company A	Brand A	1999	4%	3.5%
Company B	Brand B	1998	20%	20%
Company C	Brand C	1996	15%	15%
Company D	Brand D	2001	7%	7%
Company E	Brand E	1999	6%	6%

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

Land Use Right

Set forth below is the detailed information regarding the land use right registered under the name of Daqing Sunway:

Registered owner of land use right	Location & certificate of land use right	Usage	(Approximate) square meters	Date of Issuance or Grant	Expiration Date
Daqing Sunway	Daqing Municipal Hi-Tech Development Zone, ZoneThree, Daqing, Helongjiang Provice, PRC Daqing Municipality Guo Yong (2005) No. 021843	Industrial use	26,522	September 16, 2005	June 13, 2052

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

As discussed in Note 20 to the accompanying financial statements, the financial statements of the Company for the years ended December 31, 2008 and 2007 have been restated to correct certain misstatements.

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

Name	Title	Date

	Chief Executive Officer and Chairman of the	July 6, 2011
/s/ Liu Bo	Board of Directors
Liu Bo

	Chief Financial Officer (principal financial	July 6, 2011
/s/ Samuel Sheng	and accounting officer)
Samuel Sheng

/s/ Liang Deli	Director	July 6, 2011
Liang Deli