Form 10-K/A
period 2009-12-31
Sunway Global Inc.
filed 2011-07-06
CIK 1096840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

EXPLANATORY NOTE

The Amendment No. 2 to Sunway Global Inc, (the “Company”, “Sunway”)’s Annual report on Form 10K/A for the year ended December 31, 2009 (the “Amended 10-K”) is being made to include auditor explanatory paragraph regarding the restatement as required by PCAOB AU508.11(d) and AU508.18(A).

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

The following table sets forth our estimates, based on information we have collected from bids, the internet and other market intelligence, of the relative number of hospitals and medical facilities in the PRC supplied with pneumatic transport systems by us and our major competitors in 2009 and 2008:

		Time of PRC Market	Percentage of PRC Hospitals Adopting PTS
Name	Brand	Entry	2009	2008
Sunway Global Inc.	Suntrans	2002	34%	48%
Company A	Brand A	1999	4%	4%
Company B	Brand B	1998	29%	20%
Company C	Brand C	1996	20%	15%
Company D	Brand D	2001	7%	7%
Company E	Brand E	1999	6%	6%

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

As discussed in Note 19 to the accompanying financial statements, the financial statements of the Company for the years ended December 31, 2009 and 2008 have been restated to correct certain misstatements.

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

Name	Title	Date

/s/ Liu Bo	Chief Executive Officer and	July 6, 2011
Liu Bo	Chairman of the Board of Directors

/s/ Samuel Sheng	Chief Financial Officer (principal financial	July 6, 2011
Samuel Sheng	and accounting officer)

/s/ Liang Deli	Director	July 6, 2011
Liang Deli