Form 10-Q
period 2011-06-30
Sunway Global Inc.
filed 2011-08-15
CIK 1096840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

Issuer's telephone Number: 86-10-51905986

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 8, 2011, there were 18,499,736 outstanding shares of the Registrant's Common Stock, $0.0000001 par value.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONTENTS	PAGES

CONSOLIDATED BALANCE SHEETS	F-2 - F-3

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME	F-4 - F-5

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	F-6

CONSOLIDATED STATEMENTS OF CASH FLOWS	F-7 - F-8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-9 - F-33

SUNWAY GLOBAL INC.
CONSOLIDATED BALANCE SHEETS
AS AT JUNE 30, 2011 AND DECEMBER 31, 2010
(Stated in US Dollars)

	Notes	June 30, 2011 (Unaudited)	December 31, 2010 (Audited)
ASSETS
Current assets
Cash and cash equivalents	2(k)	$9,449,313	$9,587,765
Trade receivables, net	5	8,036,830	9,287,453
Notes receivables		197,343	-
Inventories	8	2,162,263	1,379,917
Advances to suppliers		1,322,950	1,232,297
Prepayments		266,145	95,397
Tender deposits		234,590	274,140
Travel advances to shareholders	6	40,091	332,709
Advances to employees	7	331,310	269,303
Deferred tax assets		228,317	-

Total current assets		$22,269,152	$22,458,981
Restricted cash	2(l)	2,147	67,091
Amount due from a related company	4	830	76,682
Property, plant and equipment, net	9	9,114,325	10,285,308
Intangibles, net	10	18,394,226	19,252,393
Deposit for technology-based designed		1,972,461	-
Deposit for purchase of plant and equipment		-	163,840

TOTAL ASSETS		$51,753,141	$52,304,295
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short term bank loans	11	$-	$303,407
Accounts payable		389,914	341,845
Income tax payable		18,357	381,663
Turnover and other taxes		19,275	328,760
Expected warranty liabilities	12	54,367	53,308
Customer deposits		2,369,957	1,122,063
Accrued liabilities		671,852	704,065

Total current liabilities		$3,523,722	$3,235,111
Warrants liabilities	13	16,783,641	17,519,515
TOTAL LIABILITIES		$20,307,363	$20,754,626

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.
CONSOLIDATED BALANCE SHEETS (Continued)
AS AT JUNE 30, 2011 AND DECEMBER 31, 2010
(Stated in US Dollars)

	Notes	June 30, 2011 (Unaudited)	December 31, 2010 (Audited)

STOCKHOLDERS’ EQUITY

Series B Convertible Preferred Stock $0.0000001 par value; 400,000 shares authorized; 160,494 shares issued and outstanding at June 30, 2011 and December 31, 2010	13	$1	$1

Common stock at $0.0000001 par value; 100,000,000 shares authorized; 18,499,736 shares issued and outstanding at June 30, 2011 and December 31, 2010		2	2
Additional paid-in capital		13,833,383	13,833,383
Statutory reserves		4,267,115	4,267,115
Retained earnings		7,621,124	8,542,065
Accumulated other comprehensive income		5,724,153	4,907,103
		$31,445,778	$31,549,669

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$51,753,141	$52,304,295

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars) (Unaudited)

	Notes	Six months ended June 30,
		2011	2010

Net revenues	17	$3,411,973	$10,651,461
Cost of net revenues	17	(1,233,349)	(3,525,352)
Gross profit		$2,178,624	$7,126,109

Selling expenses		(562,220)	(750,724)
General and administrative expenses		(3,460,820)	(1,596,341)
Income/(loss) from operations		$(1,844,416)	$4,779,044
Interest income		19,957	9,269
Changes in fair value of warrants		735,874	(803,396)

Income before income tax		$(1,088,585)	$3,984,917

Income tax expense	14	167,644	(737,843)
Net income/(loss)		$(920,941)	$3,247,074

Net income per share:
-Basic	15	$(0.05)	$0.18
-Diluted	15	$(0.04)	$0.12

Weighted average number of common stock
-Basic	15	18,499,736	18,499,736
-Diluted	15	23,314,556	27,631,984

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars) (Unaudited)

	Notes	Three months ended June 30,
		2011	2010

Net revenues	17	$1,850,462	5,451,337
Cost of net revenues	17	(501,021)	(1,767,876)
Gross profit		$1,349,441	3,683,461

Selling expenses		(330,851)	(344,460)
General and administrative expenses		(2,487,235)	(853,688)
Income/(loss) from operations		$(1,468,645)	2,485,313
Interest income		11,434	4,906
Changes in fair value of warrants		3,065,754	659,878

Income before income tax		$1,608,543	3,150,097

Income tax expense	14	145,956	(388,191)
Net income		$1,754,499	2,761,906

Net income per share:
-Basic	15	$0.09	0.15
-Diluted	15	$0.08	0.10

Weighted average number of common stock
-Basic	15	18,499,736	18,499,736
-Diluted	15	23,314,556	27,561,231

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AS AT JUNE 30, 2011 AND DECEMBER 31, 2010
(Stated in US Dollars)

					Additional		Retained	Accumulated
	Preferred	Preferred	No. of		paid		earnings/	other
	Series	Series	shares	Common	in	Statutory	(Accumulated	comprehensive
	A	B	outstanding	stock	capital	reserves	deficit)	income	Total

Balance, January 1, 2010	$-	$1	18,499,736	$2	$13,833,383	$3,033,855	$(21,735,219)	$2,915,737	$(1,952,241)
Net income	-	-	-	-	-	-	31,510,544	-	31,510,544
Appropriations to statutory reserves	-	-	-	-	-	1,233,260	(1,233,260)	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	1,991,366	1,991,366

Balance, December 31, 2010	$-	$1	18,499,736	$2	$13,833,383	$4,267,115	$8,542,065	$4,907,103	$31,549,669

Balance, January 1, 2011	$-	$1	18,499,736	$2	$13,833,383	$4,267,115	$8,542,065	$4,907,103	$31,549,669
Net income	-	-	-	-	-	-	(920,941)	-	(920,941)
Foreign currency translation
Adjustment	-	-	-	-	-	-	-	817,050	817,050

Balance, June 30, 2011	$-	$1	18,499,736	$2	$13,833,383	$4,267,115	$7,621,124	$5,724,153	$31,445,778

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars) (Unaudited)

	The six months ended June 30,
	2011	2010
Cash flows from operating activities
Net income/(loss)	$(920,941)	$3,247,074
Depreciation	939,852	884,100
Amortization	1,240,326	782,662
Changes in fair value of warrants	(735,874)	803,396
Impairment of fixed assets	326,854	-

Adjustments to reconcile net income to net cash provided by operating activities:
Trade receivables, net	1,223,177	(2,740,952)
Inventories	(746,135)	(334,075)
Advances to suppliers	(65,419)	466,488
Prepayments	(166,882)	(100,774)
Tender deposits	44,466	40,866
Travel advances to shareholders	(10,089)	13,174
Advances to employees	(55,999)	41,169
Deferred tax assets	(228,317)	-
Accounts payable	40,801	(159,264)
Income tax payable	(366,549)	122,332
Turnover and other taxes	(312,319)	148,001
Customer deposits	1,211,303	68,866
Accrued liabilities	(45,648)	(17,739)
Net cash provided by operating activities	$1,372,607	$3,265,324

Cash flows from investing activities
Decrease in restricted cash	$64,943	$99,255
Purchase of plant and equipment	(176,617)	(271,879)
Purchase of intangibles	(1,963,908)	(1,216,391)
Net cash used in investing activities	$(2,075,582)	$(1,389,015)

Cash flows from financing activities	$-	$-
Net cash provided by financing activities	$-	$-

SUNWAY GLOBAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars) (Unaudited)

	The six months ended June 30,
	2011	2010

Net in cash and cash equivalents (used)/sourced	$(702,975)	$1,876,309
Effect of foreign currency translation on cash and cash equivalents	564,523	26,835
Cash and cash equivalents–beginning of period	9,587,765	4,717,240
Cash and cash equivalents–end of period	$9,449,313	$6,620,384

	The six months ended June 30,
	2011	2010
Supplementary cash flow information:
Tax paid	$381,151	$615,394
Interest received	19,957	9,269
Interest paid	-	-

SUPPLEMENTAL NON-CASH DISCLOSURES:

1.
During the six months ended June 30, 2011 and 2010, an amount of $1,342,184 and $3,700,045 were transferred from “Deposit for technology-based designed” to “property, plant and equipment”, respectively.

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars) (Unaudited)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Sunway Global Inc. (the “Company”) was incorporated in the state of Nevada on October 18, 1971. Prior to June 6, 2007 the company had only nominal operations and assets.

On June 6, 2007, the Company consummated a reverse-merger transaction with Rise Elite International Limited (“Rise Elite (BVI)”) by an exchange of shares whereby the Company issued 210,886 shares of the Company’s Series A Convertible Preferred Stock, par value $0.0000001 per share in exchange for all shares in World Through Limited, a British Virgin Islands corporation (“World Through (BVI)”).

World Through (BVI) holds Sunway World Through Technology (Daqing) Co Ltd (“SWT” or “WFOE”), which entered into a series of agreements with Daqing Sunway Technology Co., Ltd (“Sunway”) including but not limited to, management, loan, purchase option, consignment, trademark licensing, non-competition agreements. As a result of entering the abovementioned agreements, WFOE is deemed to control Sunway as a Variable Interest Entity as required by Accounting Standards Codification ASC 810-10-05 to 10-65 which codified FASB Interpretation No. 46 (revised December 2003) Consolidated of Variable Interest Entities, an Interpretation of ARB No. 51 since SWT was the primary beneficiary. On March 16, 2008, SWT acquired Beijing Sunway New-force Medical Treatment Tech Co., Ltd (“Beijing Sunway”) as its wholly-owned subsidiary.  Beijing Sunway was incorporated in Beijing, PRC on May 24, 2007.

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
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars) (Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(b)	Principles of consolidation

The consolidated financial statements, which include the Company and its subsidiaries, are complied in accordance with generally accepted accounting principles in the United States of America. All significant inter-company accounts and transactions have been eliminated. The consolidated financial statements include 100% of the assets, liabilities, and net income or loss of those wholly-owned subsidiaries.

The Company owns five subsidiaries since its reverse-merger on June 6, 2007. The detailed identities of the consolidating subsidiaries would have been as follows:

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
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
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
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
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

	June 30, 2011	December 31, 2010

Bank of Communications, Branch of Daqing
City Economic Zone	$7,970,715	$8,612,371
China Construction Bank, Beijing Branch	1,350,961	471,540
Qingdao bank	101,474	66,117
Agricultural Bank of China	2,308	392,647
HSBC	10,547	34,788
Cash on hand	13,308	10,302
	$9,449,313	$9,587,765

(l)	Restricted cash

Restricted cash are pledged deposits in an escrow account for investor relations purpose.

(m)	Revenue recognition

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
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars) (Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(m)	Revenue recognition (Continued)

Contract revenues are recognized when the manufacturing and installation of the medical equipment is completed. Generally, the company receives total contract sum from clients in 4 instalments. Deposit of 20%-30% is received from client when the contract is signed. Second payment of 30% is received when the project commenced. Third payment of 30% is received after the construction is completed within 4 months. The final sum of the remaining portion is received after the construction is completed until one year.

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

The Group did not have lease which met the criteria of capital lease. Leases which do not qualify as capital lease are classified as operating lease. Operating lease rental payment included in general and administrative expenses were $41,183 and $6,123, and cost of sales were $18,678 and $39,099 for the six months ended June 30, 2011 and 2010 respectively.

(q)	Advertising

The Group expensed all advertising costs as incurred. Advertising expenses included in selling expenses were $5,529 and $9,613 for the six months ended June 30, 2011 and 2010 respectively.

(r)	Shipping and handling

All shipping and handling are expensed as incurred. Shipping and handling expenses included in selling expenses were $61,769 and $44,288 for the six months ended June 30, 2011 and 2010 respectively.

(s)	Research and development

All research and development costs are expensed as incurred. The research and development costs included in general and administrative expenses were $29,073 and $91,823 for the six months ended June 30, 2011 and 2010 respectively.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars) (Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(t)	Retirement benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the statements of income as incurred. The retirement benefit expenses included in general and administrative expenses were $106,068 and $105,544 for the six months ended June 30, 2011 and 2010 respectively.

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	June 30, 2011	December 31, 2010	June 30, 2010
Twelve months ended
RMB : USD exchange rate	-	6.5918	-
Three months ended
RMB : USD exchange rate	6.4635	-	6.8086
Average six months ended
RMB : USD exchange rate	6.5399	-	6.8347
Average three months ended
RMB : USD exchange rate	6.4999		6.8335

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
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

As such, effective January 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in June 2007. On January 1, 2009 the Company recorded as a cumulative effect adjustment by decreasing additional paid-in capital amounting to $3,990,942 and decreasing beginning retained earnings by the amount of $65,910,931 and recording $69,901,873 as a warrant liability to recognize the fair value of such warrants on January 1, 2009. The fair value of the warrants was $16,783,641 and $17,519,515 on June 30, 2011 and December 31, 2010 respectively. The Company recognized $735,874 as income and $803,396 as loss from the change in fair value of warrants for the six months ended June 30, 2011 and 2010 respectively.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
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
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
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
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
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
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
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
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars) (Unaudited)

3.	CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments which potentially expose the Group to concentrations of credit risk, consists of cash and trade receivables as of June 30, 2011 and December 31, 2010. The Group performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

As of June 30, 2011 and December 31, 2010, the Group’s bank deposits were all placed with banks in the PRC and Hong Kong where there is currently no rule or regulation in place for obligatory insurance of bank accounts.

For the six months ended June 30, 2011, the group’s sales were generated from the PRC and Western Europe. Trade receivables as of June 30, 2011 and December 31, 2010 arose in the PRC and overseas.

The maximum amount of loss due to credit risk that the group would incur if the counter parties to the financial instruments failed to perform is represented the carrying amount of each financial asset in the balance sheet.

Normally the Group does not obtain collateral from customers or debtors.

Details of the customers accounting for 10% or more of the Group’s revenue are as follows:

	For the six months ended June 30,
	2011	2010
Customer A	$-	$1,146,344
Customer B	-	837,910
Customer D	-	488,352
Customer E	-	1,089,798
Customer F	-	920,159
Customer K	216,848	-
Customer L	211,718	-

Details of customers accounting for 10% or more of the Group’s trade receivables are as follows:

	June 30, 2011	December 31, 2010

Customer A	$454,536	$671,940
Customer B	572,669	851,516
Customer C	440,702	541,585
Customer D	535,728	836,952
Customer E	558,268	874,686
Customer F	438,258	500,458

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars) (Unaudited)

4.	AMOUNT DUE FROM A RELATED COMPANY

Amount due from Rise Elite International Ltd (Rise Elite) was $830, a related company where Mr. Liu Bo, the director of the Group is a shareholder. The amount is held by Rise Elite for the initial setup expenses. The amount is unsecured, interest free and repayable on demand.

5.	TRADE RECEIVABLES, NET

Trade receivables comprise the followings:
	June 30, 2011	December 31, 2010

Trade receivables, gross	$8,077,195	$9,327,032
Provision for doubtful debts	(40,365)	(39,579)
Trade receivables, net	$8,036,830	$9,287,453

All of the above trade receivables are due within one year of aging.

An analysis of the allowance for doubtful accounts for the six months ended June 30, 2011 and 2010 is as follows:
	June 30, 2011	June 30, 2010

Balance at beginning of period	$39,579	$17,986
Foreign exchange adjustment	786	75
Balance at end of period	$40,365	$18,061

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
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
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

	June 30, 2011	December 31, 2010

Bo Liu	$26,406	$319,697
Deli Liang	13,685	13,012

	$40,091	$332,709

The following table provides the activity in the travel advances to shareholders:

	June 30, 2011	December 31, 2010

Beginning balance	$332,709	$71,372

Add: Advanced during the period/year	24,338	570,554

Less: Transferred to income statement	(12,268)	(43,887)
Repayment by directors	(304,688)	(265,330)

Ending balance	$40,091	$332,709

7.	ADVANCES TO EMPLOYEES

Advances to employees are advances for purchases and travelling. They are unsecured, interest free and repayable on demand. The following table provides the activity in the advances to employees:

	June 30, 2011	December 31, 2010

Beginning balance	$269,303	$217,865
Add: Advanced during the period/year	919,601	688,121

Less: Transferred to income statement	(707,996)	(314,842)
Recollected from employees	(149,598)	(321,841)

Ending balance	$331,310	$269,303

8.	INVENTORIES

Inventories comprise the followings:
	June 30, 2011	December 31, 2010

Finished goods	$1,514,626	$943,148
Work in process	298,666	116,157
Raw materials	348,971	320,612

	$2,162,263	$1,379,917

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars) (Unaudited)

9.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net comprise the followings:
	June 30, 2011	December 31, 2010
At cost
Buildings	$2,535,470	$2,128,873
Machinery and equipment	1,484,245	1,257,656
Moldings	9,484,992	9,300,380
Computer software	2,242,872	2,186,190
Office equipment and motor vehicles	683,170	653,781

	$16,430,749	$15,526,880
Less: accumulated depreciation	(7,324,301)	(6,551,027)
	$9,106,448	$8,975,853
Construction in progress	7,877	1,309,455
	$9,114,325	$10,285,308

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

Depreciation expenses are included in the statement of income as follows:

	Six Months Ended June 30,
	2011	2010
Cost of net revenues	$849,001	$798,704
General and administrative expenses	54,397	52,378
Selling expenses	36,454	33,018

Total depreciation expenses	$939,852	$884,100

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars) (Unaudited)

10.	INTANGIBLES, NET

Details of intangibles are as follows:
	June 30, 2011	December 31, 2010

Land use rights, at cost	$2,756,323	$2,702,675
Technology-based design, at cost	20,766,226	20,362,041

	$23,522,549	$23,064,716
Less: accumulated amortization	(5,128,323)	(3,812,323)
Total intangibles, net	$18,394,226	$19,252,393

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

Amortization expense included in the general and administrative expenses for the six months ended June 30, 2011 and 2010 were $1,240,326 and $782,662 respectively.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars) (Unaudited)

11.	SHORT-TERM BANK LOANS

A short-term bank loan was initiated on August 31, 2010 and paid-off on February 25, 2011 by a director.
As of June 30, 2011, the bank loan balance was as follows:

	June 30, 2011	December 31, 2010

Loans from Bank of Qingdao, interest rates at 6.37% per annum, due August 30, 2011	$303,407	$303,407
Less: Repayment during the period	(303,407)	-

	$-	$303,407

12.	EXPECTED WARRANTY LIABILITIES

An analysis of the expected warranty liabilities for the six months ended June 30, 2011 and 2010 is as follows:

	June 30, 2011	December 31, 2010

Beginning balance	$53,308	$32,618
Warranty expense for the year	-	19,476
Foreign currency difference	1,059	1,214

Ending balance	$54,367	$53,308

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars) (Unaudited)

13.	SERIES B CONVERTIBLE PREFERRED STOCK AND ASSOCIATED WARRANTS

On June 5, 2007, the Company entered into a purchase agreement, whereby the company agreed to sell 165,432 shares of the Company’s Series B Preferred shares and various stock purchase warrants to purchase up to 18,686,054 shares of the Company’s common shares. The exercise price, expiration date and number of shares eligible to be purchased with the warrants is summarized in the following table:
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

The Series B preferred stock has liquidation rights senior to our common stock and Series A preferred stock.  In the event of a liquidation of the Company, holders of Series B preferred stock are entitled to receive a distribution equal to $40.50 per share of Series B preferred stock prior to any distribution to the holders of common stock and Series A preferred stock.  The Series B preferred stock is entitled to non-cumulative dividends only upon declaration of dividends by the Company.  To date, no dividends have been declared or accrued.  The Series B preferred stock will participate based on their respective as-if conversion rates if the Company declares any dividends.  Each share of Series B preferred stock would be convertible into 30 shares of Common Stock for $1.35 each (numbers are adjusted to reflect the 86.3035-for-one reverse split), which both may be adjusted from time to time pursuant to the conversion rate.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
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

Under the agreement, Warrant J expired on June 5, 2008. On that day, Vision Opportunity Master Fund Ltd. converted all the Warrant J, totally 4,362,416 shares into 4,362,416 shares of common stock.

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
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
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

As such, effective January 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in June 2007. On January 1, 2009 the Company recorded as a cumulative effect adjustment by decreasing additional paid-in capital amounting to $3,990,942 and decreasing beginning retained earnings by the amount of $65,910,931 and recording $69,901,873 as a warrant liability to recognize the fair value of such warrants on January 1, 2009. The fair value of the warrants was $17,519,515 and $40,808,327 on December 31, 2010 and 2009 respectively. The Company recognized $735,874 as income and $803,396 as loss from the change in fair value of warrants for the six months ended June 30, 2011 and 2010 respectively.

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
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars) (Unaudited)

14.	INCOME TAXES

The Company, being registered in the State of Nevada and which conducts all of its business through its subsidiaries incorporated in PRC, is not subject to federal income tax until the operating profits were rebounded back to Untied States. The subsidiaries are SWT, Sunway, Beijing Sunway, Liheng (see note 1).  SWT, Sunway, Beijing Sunway and Liheng, being registered in the PRC, are subject to PRC’s Corporate Income Tax (“CIT”). Under applicable income tax laws and regulations, an enterprise located in PRC, including the district where our operations are located, is subject to a rate of 25% for the six months ended June 30, 2011 and 2010.

However, Sunway is a high technology company, and in accordance with the relevant regulations regarding the favourable tax treatment for high technology companies, Sunway is entitled to a reduced tax rate of 15% as long as Sunway is physically located and registered in the high and advance technology development zone.

The Group uses the asset and liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. There are temporary differences on deferred tax asset of $228,317 on net operating loss but no deferred tax liabilities as of, June 30, 2011 and no deferred tax asset and liabilities as of December 31, 2010.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars) (Unaudited)

14.	INCOME TAXES (Continued)

A reconciliation between the income tax computed at the U.S. statutory rate and the Group’s provision for income tax is as follows:

	June 30, 2011	December 31, 2010

U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	(34)%	(34)%
PRC CIT	25%	25%
Tax holiday	(10)%	(10)%

Provision for income taxes	15%	15%

The provision for income taxes consists of the following:

	June 30, 2011	December 31, 2010

Current tax - PRC CIT	$24,858	$1,532,991

Deferred tax provision	(192,502)	-

Income tax expenses	$(167,644)	$1,532,991

Reconciliation of these items is as follows:

	June 30, 2011	December 31, 2010

Income before taxation	$1,241,295	$33,043,535
Add: Impairment of property, plant & equipment	326,854	429,263
Other non-tax deductible items	1,663,325	35,954

Less: Change in fair value of warrants	(3,065,754)	(23,288,812)

Taxable income (adjusted)	$165,720	$10,219,940

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars) (Unaudited)

15.	EARNINGS PER SHARE

The calculation of the basic and diluted earnings per share attributable to the common stock holders is based on the following data:

	For the six months ended June 30,
	2011	2010
Income:
Income for the purpose of basic earnings per share	$1,408,939	$3,247,074
Effect of dilutive potential common stock	-

Income for the purpose of dilutive earnings per share	$1,408,939	$3,247,074

Number of shares:
Weighted average number of common stock for the purpose of basic earnings per share	18,499,736	18,499,736
Effect of dilutive potential common stock
-conversion of Series A
convertible preferred stock	-	-
-conversion of Series B
convertible preferred stock	4,814,820	4,814,820
-conversion of Warrant Series A	-
-conversion of Warrant Series B	-	1,984,393
-conversion of Warrant Series J	-	535,257
-conversion of Warrant Series C	-	1,494,677
-conversion of Warrant Series D	-	303,101

Weighted average number of common stock for the purpose of dilutive earnings per share	23,314,556	27,631,984

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars) (Unaudited)

16.	COMMITMENTS AND CONTINGENCIES

The Group has entered into a tenancy agreement for factory expiring through 2011. Total rental expenses for the six months ended June 30, 2011 and 2010 amounted to $59,861 and $26,009 respectively.

As at June 30, 2011, the Group’s commitments for minimum lease payments under these leases for the next one year are as follows:

June 30, 2011	$32,316
2012 and thereafter	61,011

$93,327

17.	SEGMENT INFORMATION

The Group currently is engaged in the manufacturing and selling of logistic transport systems and categorized in one segment. The Group has contracted with customers with four main types of product, workstation type A, workstation type B, workstation type C and Sunway Automatic Dispensing and Packing (“SADP”) ”), besides the above mentioned four main types of product, the Group also provides  machine parts and related services to the customers which is referred to Others in the below table.  Workstation types A, B and C are of the same function but with different product design.

Net revenues and cost of revenues by product:
For the six months ended	Workstation	Workstation	Workstation
June 30, 2011	Type A	Type B	Type C	SADP	Other	Consolidated
Net revenues	$96,357	$164,126	$1,327,663	$1,386,608	$437,218	$3,411,973
Cost of net revenues	(31,199)	(44,533)	(336,769)	(592,891)	(227,957)	(1,233,349)
	$65,158	$119,593	$990,894	$793,717	$209,261	$2,178,624

For the six months ended	Workstation	Workstation	Workstation
June 30, 2010	Type A	Type B	Type C	SADP	Other	Consolidated
Net revenues	$2,647,900	$203,618	$7,136,955	$474,374	$188,614	$10,651,461
Cost of net revenues	(834,486)	(50,406)	(2,440,326)	(194,411)	(5,723)	(3,525,352)
	$1,813,414	$153,212	$4,696,629	$279,963	$182,891	$7,126,109

The Group’s operations are located in the PRC. All revenues are derived from customers in the PRC and Europe. All of the Group’s assets are located in the PRC. Sales of workstations are carried out in the PRC. Accordingly, no analysis of the Group's sales and assets by geographical market is presented.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
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

Overview

Since June 27, 2007, the Company has operated as a holding company for entities that, through contractual relationships, control the business of Daqing Sunway Technology Co., Ltd. (“Daqing Sunway”), a company organized under the laws of the PRC that designs, manufactures and sells logistic transport systems and medicine dispensing systems and equipment that are principally used by hospitals and other medical facilities in the PRC. Currently our Company is the only producer of these two systems in the PRC: pneumatic transport systems (“PTS”) and Sunway Automatic Dispensing and Packing (“SADP”).  We have served approximately 330 customers in the PRC from our facilities in Daqing and Qingdao. We generate our revenue from sales in two product categories: PTS and SADP.

This discussion and analysis focuses on the business results of Sunway Group (consisting of Daqing Sunway, the Company’s primary operating entity, along with its other indirectly-owned subsidiaries Beijing Sunway New-force Medical Treatment Tech Co., Ltd. and Qingdao Liheng Textile Co., Ltd), comparing its results in the three and six months periods ended June 30, 2011 to the three and six months ended June 30, 2010.

Three-month period ended June 30, 2011 and June 30, 2010

Results of Operations

In the three months ended June 30, 2011, the Company’s net revenues, gross profit and operating income decreased substantially as compared with the same period of 2010. These decreases were primarily attributable to a result of closing of Company’s Daqing factory requested by the Daqing government  because of a municipal plan.  The Company is permitted to rebuild the factory in the industrial zone in Daqing provided it goes through the requisite approval process. Currently, the Company’s board and management are considering whether to re-build in Daqing or Qingdao, however a final decision has not yet been made..

The following table summarizes the results of our operations during the three months ended June 30, 2011 and 2010, respectively, and provides information regarding the dollar and percentage increase (or decrease) from the three months ended June 30, 2011 and 2010.

	Three Months Ended June 30,
	2011	2010	Change	Change rate
Net Revenues	$1,850,462	$5,451,337	$(3,600,875)	(66.05)%
Cost of net revenues	$501,021	$1,767,876	$(1,266,855)	(71.66)%
Gross Profit	$1,349,441	$3,683,461	$(2,334,020)	(63.36)%
Gross Margin	72.92%	67.57%	-	5.35%
Operating Income/(loss)	$(1,468,645)	$2,485,313	$(3,953,958)	(159.09)%
Changes in fair value of warrants	$3,065,754	$659,878	$2,405,876	-%

Net Income	$1,754,499	$2,761,906	$(1,007,407)	36.48%
Net profit margin	94.81%	50.66%	-	44.15%

Net Revenues

Net revenues for the three months ended June 30, 2011, which resulted entirely from sales, was $1,850,462, a decrease of 66.05% as compared with net revenues of $5,451,337 for the three months ended June 30, 2010.  In the three months ended June 30, 2011, we sold 281 workstations, a decrease of 73.08% as compared with 1,044 workstations sold in the three months ended June 30, 2010. The decrease resulted because the Company was required to close and cease its operations  at its Daqing factory as required by the Daqing Government.

During the three months ended June 30, 2011, we also sold 4 units of SADP, as compared with nil unit of SADP for the three months ended June 30, 2010.

The following table breaks down application categories as percentage of total net revenue:

	Three Months Ended June 30,
	2011		2010
	sales	% of total sales	sales	% of total sales
PTS	$1,172,929	63.39%	$5,340,232	97.96%
SADP	$393,070	21.24%	$-	-%
Other	$284,463	15.37%	111,105	2.04%
Total net revenue	$1,850,462	100.00%	$5,451,337	100.00%

Gross Profit

Gross profit decreased 63.36% to $1,349,441 for the three months ended June 30, 2011, as compared to $3,683,461 for the three months ended June 30, 2010. Our gross profit margin rose 5.35% from 67.57% for the three months ended June 30, 2010 to 72.92% for the same period of 2011, mainly due to a decrease in the commission fee we paid to the independent sales agents.  Because our Daqing factory was required to close and cease its operation, we do not have enough supply to meet all of our customers’ needs, as a result, we sold our products directly to our customers  without going through the independent sales agents, which saved the sales commission and reduced overall cost of sales.

The table below presents information about our gross profit for the periods indicated:

	Three Months Ended June 30,
	2011		2010
	US$	Gross profit margin	US$	Gross profit margin
Gross Profit	$1,349,441	72.92%	$3,683,461	67.57%

Income from Operations

Operating loss was $1,468,645 for the three months ended June 30, 2011, as compared with operating income of  $2,485,313 for the three months ended June 30, 2010. The loss was primarily attributable to the closing of our Daqing factory. We do not have enough supply to our customers.

Cost of Net Revenue

Cost of net revenue decreased to $501,021 for the three months ended June 30, 2011, representing a 71.66% decrease as compared with $1,767,876 for the same period of 2010. The decrease was primarily due to decrease in sale.

The table below presents information about our cost of net revenue for the periods indicated:

	Three Months Ended June 30,
	2011	2010	Change
Cost of net revenue	$501,021	$1,767,876	(71.66)%

Operating Expenses

Operating expenses were $2,818,086 for the three months ended June 30, 2011, an increase as compared with $1,198,148 for the same period of 2010. The increase was primarily due to two factors: (i) selling expenses decreased $13,609, or 3.95% to $330,851 in the three months ended June 30, 2011 from $344,460 for the same period of 2010; and (ii) general and administration expenses increased $1,633,547, or 191.35% to $ 2,487,235 for the three months ended June 30, 2011 from $853,688 for the same period of 2010. Due to the closing of our Daqing factory, we incurred general and administration expenses such as  manufacturing employee’s salaries, depreciation expense and removing expense.

The table below presents information about our operating expenses for the periods indicated:

	Three Months Ended June 30,
	2011	2010	Change
Selling expenses	$330,851	$344,460	(3.95)%
General & Administrative expenses	$2,487,235	$853,688	191.35%
Total operating expenses	$2,818,086	$1,198,148	135.20%

Changes in fair value of warrants

Changes in fair value of warrants were $3,065,754 for the three months ended June 30, 2011. This is recorded as a non-cash income, which resulted from the change in fair value of warrants issued to investors in conjunction with the Company’s issuance of warrants in June of 2007 pursuant to provisions of FASB ASC Topic 815, “Derivative and Hedging” (ASC 815). The accounting treatment of the warrants resulted from a provision providing anti-dilution protection to the warrant holders. On March 18, 2010, the Company entered into a Securities Exchange Agreement intending to exchange all warrants into common stock. The agreement provides that on the closing date of the agreement, the Company would issue 2,000,000 shares of common stock in exchange for the retirement of all of the outstanding warrants owned by Vision Opportunity Master Fund Ltd. and its affiliates. The closing of the agreement is conditioned upon a closing of a financing with minimum proceeds of $10 million to the Company.

Net Income

Net income was $1,754,499 for the three months ended June 30, 2011, a decrease of 36.48% as compared with $2,761,906 of net income for the same period of 2010. In the second quarter of 2011, our net income was impacted by a non-cash income of $3,065,754 unrelated to the Company’s operations. Excluding the changes in fair value of warrants and impairment on fixed in non-cash income, the Company’s net loss from operations would have been $1,311,255 for the three months ended June 30, 2011 and net income from operations was $2,102,028 for the three months ended June 30, 2010. The decrease was primarily due to the closing of our Daqing factory which result a decrease in PTS’ sale.

Earnings per Share

Basic and diluted earnings per share for the three months ended June 30, 2011 were $0.09 and $0.08 compared with $0.15 and $0.10 for the same period of 2010. The weighted average number of shares outstanding to calculate basic EPS was 18,499,736 and 18,499,736 for the three months ended June 30, 2011 and June 30, 2010, respectively. The weighted average number of shares outstanding to calculate diluted EPS was 23,314,556 and 27,561,231 for the three months ended June 30, 2011 and June 30, 2010.

Six-month period ended June 30, 2011 and June 30, 2010

Results of Operations

In the six months ended June 30, 2011, the company’s net revenues, gross profit, and operating income decreased as compared with the same period of 2010. These decreases were primarily attributable to the closing of our Daqing factory. As a result, our PTS’ installation project for the customers was delayed.

The following table summarizes the results of our operations during the six months ended June 30, 2011 and 2010, respectively, and provides information regarding the dollar and percentage increase (or decrease) for the six months ended June 30, 2010 and 2011.

	Six Months Ended June 30,
	2011		2010	Change	Change rate
Cost of net revenue	$1,233,349		$3,525,352	$(2,292,003)	(65.01)%
Net Revenue	$3,411,973		$10,651,461	$(7,239,488)	(67.97)%
Gross Profit	$2,178,624		$7,126,109	$(4,947,485)	(69.43)%
Gross Margin	63.85%		66.90%	-	(3.05)%
Operating Income/(loss)	$(1,844,416)		$4,779,044	$(6,623,460)	(138.59)%

Change in fair value of warrants	$735,874		$(803,396)	$1,539,270	-%
Net Income/(loss)	$(920,941)		$3,247,074	$(4,168,015)	-%
Net profit margin	(26.99	) %	30.48%	-	57.47%

Net Revenues

Net revenues for the six months ended June 30, 2011, which resulted entirely from decrease in sale, was $3,411,973, a decrease of 67.97% as compared with net revenue of $10,651,461 for the six months ended June 30, 2010. In the six months ended June 30, 2011, we sold 352 workstations, a decrease of 81.93% as compared with 1,948 workstations sold for the six months ended June 30, 2010. During the same period of 2011, we also sold 16 units of SADP, an increase of 220% as compared with 5 units of SADP for the six months ended June 30, 2010. The decrease in PTS was due primarily to the closing of our Daqing factory.

The following table breaks down application categories as percentage of total net revenue.

	Six Months Ended June 30,
	2011			2010
	sales	% of total sales		sales	% of total sales
PTS	$	1,588,146	46.55%	$9,988,473	93.78%
SADP	$	1,386,608	40.64%	$475,910	4.47%
OTHER	$	437,219	12.81%	$187,078	1.75%
Total net revenue	$	3,411,973	100.00%	$10,651,461	100.00%

Gross Profit

Gross profit decreased 69.43% to $2,178,625 for the six months ended June 30, 2011, as compared to $7,126,109 for the six months ended June 30, 2010. Our gross profit margin fell 3.05% from 66.90% for the six months ended June 30, 2010 to 63.85% for the same period of 2011, mainly due to SADP’s increase in sales.

The table below presents information about our gross profit for the periods indicated:

	Six Months Ended June 30,
	2011		2010
	US$	Gross profit margin	US$	Gross profit margin

Gross Profit	$2,178,624	63.85%	$7,126,109	66.90%

Income from Operations

Operating loss decreased 138.59% to $1,844,416 for the six months ended June 30, 2011, as compared to operating income was $4,779,044 for the six months ended June 30, 2010. The decrease was primarily attributable to a sharp decrease in sales.

Cost of Net Revenues

Cost of net revenues decreased to $1,233,349 for the six months ended June 30, 2011, representing a 65.01% decrease as compared with $3,525,352 for the same period of 2010. The decrease was primarily due to a sharp decrease in sales.

The table below presents information about our cost of net revenue for the periods indicated:

	Six Months Ended June 30,
	2010	2009	Change
Cost of net revenue	$1,233,349	$3,525,352	(65.01)%

Operating Expenses

Operating expenses were $4,023,040 for the six months ended June 30, 2011, an increase as compared with $2,347,065 for the same period of 2010. The increase was a result of two factors: (i) selling expenses decreased $188,504, or 25.11% to $562,220 for the six months ended June 30, 2011 from $750,724 for the same period of 2010; and (ii) general and administration expenses increased $1,864,479, or 116.80% to $3,460,820 for the six months ended June 30, 2011 from $1,596,341 for the same period of 2010. In the six months ended June 30, 2011, our Daqing factory was closed as mandated by the Daqing government. Reflecting this change, the manufacturing salary, depreciation expenses, removal expenses was recorded in general and administration expenses in six months ended June 30, 2011.

The table below presents information about our operating expenses for the periods indicated:
	Six Months Ended June 30,
	2011	2010	Change
Selling expenses	$562,220	$750,724	(25.11)%
General & Administrative expenses	$3,460,820	$1,596,341	116.80%
Total operating expenses	$4,023,040	$2,347,065	71.41%

Changes in fair value of warrants

Changes in fair value of warrants were $735,874 for the six months ended June 30, 2011. This is recorded as a non-cash charges, which resulted from the change in fair value of warrants issued to investors in conjunction with the Company’s issuance of warrants in June of 2007 pursuant to provisions of FASB ASC Topic 815, “Derivative and Hedging” (ASC 815). The accounting treatment of the warrants resulted from a provision providing anti-dilution protection to the warrant holders. On March 18, 2010, the Company entered into a Security Exchange Agreement intending to exchange all warrants into common stock. The agreement provides that on the closing date of the agreement, the Company would issue 2,000,000 shares of common stock in exchange for the retirement of all of the outstanding warrants owned by Vision Opportunity Master Fund Ltd. and its affiliates. The closing of the agreement is conditioned upon a closing of a financing with minimum proceeds of $10 million to the Company.

Net loss

Net loss was $920,941 for the six months ended June 30, 2011, a decrease as compared with $4,168,015 for the same period of 2010. In the six months ended June 30, 2011, our net income was impacted by a non-cash charge of $409,020 unrelated to the Company’s operations. Excluding the changes in fair value of warrants and impairment on fixed in non-cash charge, the Company’s net loss from operations would have been $1,329,961 for the six months ended June 30, 2011 and $4,050,470 for the six months ended June 30, 2010, representing an decrease of 132.83% from the six months ended June 30, 2011 to the same period of 2010. The decrease was primarily due to a sharp in PTS’ sale.

Earnings Per Share

Basic and diluted losing per share for the six months ended June 30, 2011 were $0.05 and $0.04 compared with earning $0.18 and $0.12 for the same period of 2010. The weighted average number of shares outstanding to calculate basic EPS was 18,499,736 and 18,499,736 for the six months ended June 30, 2011 and June 30, 2010, respectively. The weighted average number of shares outstanding to calculate diluted EPS was 23,314,556 and 27,631,984 for the six months ended June 30, 2011 and June 30, 2010.

Trade Receivables, net

Trade receivables, net decreased 13.47% to $8,036,830 as of June 31, 2011, compared with $9,287,453 as of December 31, 2010. The decrease in trade receivables was primarily attributable to decrease in sale.

Inventory

Inventory consists of raw materials, finished goods and work in progress. As of June 30, 2011, the recorded value of our inventory has increased 56.70% to $2,162,263 from $1,379,917 as of December 31, 2010. The increase was mainly due to an increase of 60.59% in finished goods from $943,148 as of December 31, 2010 to $1,514,626 as of June 30, 2011; an increase of 8.85% in raw material from $320,612 as of December 31, 2010 to $348,971 as of June 30, 2011, an increase of 157.12% in work in progress from $116,157 as of December 31, 2010 to $298,666 as of June 30, 2011. The increase was primarily attributable to our Qingdao factory’s augmented output of the SADP, so that we have adequate supply to meet our customers’ needs.

  The table below presents information about our inventory for the periods indicated:
Item	June 30, 2011	December 31, 2010	Change
Finished goods	$1,514,626	$943,148	60.59%
Work in progress	$298,666	$116,157	157.12%
Raw material	$348,971	$320,612	8.85%
Total	$2,162,263	$1,379,917	56.70%

Accounts Payable

Accounts payable was $389,914 as of June 30, 2011, an increase as compared with $341,845 as of December 31, 2010. The increase was primarily attributable to the fact that our Qingdao Liheng factory started to choose new supplies for PTS, resulted in an increase in purchase volume.

Liquidity and Capital Resources

We have historically financed our operations and capital expenditures principally through private placements of debt and equity offerings and cash provided by operations.

The table below presents information about our cash flow for the periods indicated:

	Six months ended June 30,
	2011	2010	Change
Net cash provided by (used in) operating activities	$1,372,607	$3,265,324	$(1,892,717)
Net cash provided by (used in) investing activities	$(2,075,582)	$(1,389,015)	$(686,567)
Net cash provided by (used in) financing activities	$-	$-	$-
Effect of foreign currency translation on cash and cash equivalents	$564,523	$26,835	$537,688
Beginning cash and cash equivalent	$9,587,765	$4,717,240	$4,870,525
Ending cash and cash equivalent	$9,449,313	$6,620,384	$2,828,929

Operating Activities

For the six months ended June 30, 2011, net cash provided by operating activities was $1,372,607. This was primarily attributable to our net loss of $920,941, adjusted by an add-back of non-cash expenses mainly consisting of depreciation, amortization and change in fair value of warrants $735,874 offset by a $1,771,158 increase in working capital. Specifically, the working capital increase was primarily due to (i) a $1,223,177 trade receivables decrease driven by decrease in sale; (ii) a $746,135 inventories increase, principally in work in process and finished goods, due to increase in purchasing volume; (iii) a $44,466 decrease in advance to suppliers to choose new suppliers for PTS in Qingdao Liheng factory; (iv) a $294,405 increase in prepayments, travel advances to directors, tender deposits and advances to employees, consisting primarily of prepayments for raw materials and supplies in advance of shipment, working capital for sales staff and payment of client deposits; partially offset by a $527,588 increase in accounts payable, tax payable, loans from unrelated parties, amount due from a director, customer deposits and accrued liabilities.

Investing Activities

For the six months ended June 30, 2011, net cash used in investing activities was $2,075,582. This was primarily attributable to: (i) a $176,617 capital expenditure for purchase of new plant and equipment; (ii) a $1,963,908 capital expenditure for purchase of new intangible assets; (iii) a $64,943 in restricted cash.

Cash and Cash Equivalents

Our cash and cash equivalents as at the beginning of January 1, 2011 were $9,587,765 and decreased to $9,449,313 by the end of the period.

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

Obligations under Material Contracts

We do not have any material contractual obligations as of June 30, 2011.

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

Contract revenues are recognized when the manufacturing and installation of the medical equipment is completed. Generally, the company receives total contract sum from clients in 4 instalments. Deposit of 20%-30% is received from client when the contract is signed. Second payment of 30% is received when the project commenced. Third payment of 30% is received after the construction is completed within 4 months. The final sum of the remaining portion is received after the construction is completed until one year.

Expected warranty liabilities. The Company warrants its products against defects in design, materials, and workmanship generally for one year. A provision for estimated future costs relating to warranty expense are recorded when products are shipped, and the provision is based upon our own historical claim experience.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of June 30, 2011.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Li Bo, the Company’s Chief Executive Officer (“CEO”), and Samuel Sheng, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the period ended June 30, 2011. Based upon that evaluation, the Company’s CEO and CFO concluded that, as of the date of evaluation, the Company’s disclosure controls and procedures were not effective.  Based upon that evaluation and due to the material weakness existing in our internal controls as of December 31, 2010 (as described in the Company's form 10-K) which has not been fully remediated as of June 30, 2011, we have concluded that as of June 30, 2011, our disclosure controls and procedures were not effective.

Changes in internal controls

The Company’s management, with the participation of its CEO and CFO, performed an evaluation as to whether any change in the Company’s internal controls over financial reporting occurred during the quarter ended June 30, 2011. No change occurred in the Company's internal controls over financial reporting during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

To our knowledge, there is no material litigation pending or threatened against us.

ITEM 1A.        RISK FACTORS.

N/A

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

101.INS XBRL Instance Document*
101.SCH XBRL Schema Document*
101.CAL XBRL Calculation Linkbase Document*
101.LAB XBRL Label Linkbase Document*
101.PRE XBRL Presentation Linkbase Document*
101. DEF XBRL Definition Linkbase Document*

* Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text. The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNWAY GLOBAL, INC.

Dated: August 15, 2011	By:	/s/ Liu Bo
Name: Liu Bo
Title: Chief Executive Officer (Principal Executive Officer)

Dated: August 15, 2011	By:	/s/ Samuel Sheng
Name: Samuel Sheng
Title: Chief Financial Officer (Principal Financial and Accounting officer)