Form 10-Q
period 2011-09-30
Sunway Global Inc.
filed 2011-11-21
CIK 1096840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

 As of November 18, 2011, there were 18,499,736 outstanding shares of the Registrant's Common Stock, $0.0000001 par value.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONTENTS	PAGES

CONSOLIDATED BALANCE SHEETS	1 - 2

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME	3-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	5

CONSOLIDATED STATEMENTS OF CASH FLOWS	6-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	8-31

SUNWAY GLOBAL INC.
CONSOLIDATED BALANCE SHEETS
AS AT SEPTEMBER 30, 2011 AND DECEMBER 31, 2010
(Stated in US Dollars)

	Notes	September 30, 2011 (Unaudited)	December 31, 2010 (Audited)
ASSETS
Current assets
Cash and cash equivalents	2(k)	$4,653,073	$9,587,765
Trade receivables, net	5	6,673,879	9,287,453
Notes receivables		208,563	-
Inventories	8	2,501,783	1,379,917
Advances to suppliers		1,478,556	1,232,297
Prepayments		498,148	95,397
Tender deposits		183,636	274,140
Travel advances to shareholders	6	27,487	332,709
Advances to employees	7	623,811	269,303
Deferred tax assets		337,999	-

Total current assets		$17,186,935	$22,458,981
Restricted cash	2(l)	1,094	67,091
Amount due from a related company	4	830	76,682
Property, plant and equipment, net	9	8,772,051	10,285,308
Intangibles, net	10	18,069,910	19,252,393
Deposit for technology-based designed		1,993,526	-
Deposit for purchase of plant and equipment		-	163,840

TOTAL ASSETS		$46,024,346	$52,304,295

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short term bank loans	11	$-	$303,407
Accounts payable		418,486	341,845
Income tax payable		3,622	381,663
Turnover and other taxes		55,396	328,760
Expected warranty liabilities	12	54,947	53,308
Customer deposits		2,733,370	1,122,063
Accrued liabilities		776,383	704,065

Total current liabilities		$4,042,204	$3,235,111
Warrants liabilities	13	9,554,132	17,519,515
TOTAL LIABILITIES		$13,596,336	$20,754,626

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.
CONSOLIDATED BALANCE SHEETS (Continued)
AS AT SEPTEMBER 30, 2011 AND DECEMBER 31, 2010
(Stated in US Dollars)

	Notes	September 30, 2011 (Unaudited)	December 31, 2010 (Audited)

STOCKHOLDERS’ EQUITY

Series B Convertible Preferred Stock $0.0000001 par value; 400,000 shares authorized; 160,494 shares issued and outstanding at September 30, 2011 and December 31, 2010	13	$1	$1

Common stock at $0.0000001 par value; 100,000,000 shares authorized; 18,499,736 shares issued and outstanding at September 30, 2011 and December 31, 2010		2	2
Additional paid-in capital		13,833,383	13,833,383
Statutory reserves		4,267,115	4,267,115
Retained earnings		7,487,155	8,542,065
Accumulated other comprehensive income		6,840,354	4,907,103
		$32,428,010	$31,549,669

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$46,024,346	$52,304,295

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Stated in US Dollars) (Unaudited)

	Notes	Nine months ended September 30,
		2011	2010

Net revenues	17	$5,774,391	$16,418,963
Cost of net revenues	17	(2,103,228)	(5,339,795)

Gross profit		$3,671,163	$11,079,168

Selling expenses		(1,135,426)	(1,225,161)
General and administrative expenses		(4,784,578)	(2,476,970)

Income/(loss) from operations		$(2,248,841)	$7,377,037
Interest income		29,185	-
Changes in fair value of warrants		7,229,509	15,748,805
Impairment on fixed		(329,002)	15,234
Compensation for product quality and overdue delivery		(6,048,513)	-

Income before income/(loss) tax		$(1,367,662)	$23,141,076

Income tax expense	14	312,752	(1,154,596)

Net income/(loss)		$(1,054,910)	$21,986,480

Net income/(loss) per share:
-Basic	15	$(0.06)	$1.19

-Diluted	15	$(0.05)	$0.82

Weighted average number of common stock
-Basic	15	18,499,736	18,499,736

-Diluted	15	23,314,556	26,934,551

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Stated in US Dollars) (Unaudited)

	Notes	Three months ended September 30,
		2011	2010

Net revenues	17	$2,370,644	5,769,462
Cost of net revenues	17	(873,061)	(1,814,588)

Gross profit		$1,497,583	3,954,874

Selling expenses		(576,971)	(474,936)
General and administrative expenses		(1,651,826)	(880,862)

Income/(loss) from operations		$(731,214)	2,599,076
Interest income		9,216	5,972
Changes in fair value of warrants		4,163,755	16,552,201
Compensation for product quality		(6,127,737)	-

Income before income/(loss) tax		$(2,685,980)	19,157,249

Income tax expense	14	109,454	(416,980)

Net income/(loss)		$(2,576,526)	18,740,269

Net income per share:
-Basic	15	$(0.14)	1.01

-Diluted	15	$(0.11)	0.73
Weighted average number of common stock
-Basic	15	18,499,736	18,499,736

-Diluted	15	23,314,556	25,637,503

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AS AT SEPTEMBER 30, 2011 AND DECEMBER 31, 2010
(Stated in US Dollars)

					Additional		Retained	Accumulated
	Preferred	Preferred	No. of		paid		earnings/	other
	Series	Series	shares	Common	in	Statutory	(Accumulated	comprehensive
	A	B	outstanding	stock	capital	reserves	deficit)	income	Total

Balance, January 1, 2010	$-	$1	18,499,736	$2	$13,833,383	$3,033,855	$(21,735,219)	$2,915,737	$(1,952,241)
Net income	-	-	-	-	-	-	31,510,544	-	31,510,544
Appropriations to statutory reserves	-	-	-	-	-	1,233,260	(1,233,260)	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	1,991,366	1,991,366

Balance, December 31, 2010	$-	$1	18,499,736	$2	$13,833,383	$4,267,115	$8,542,065	$4,907,103	$31,549,669

Balance, January 1, 2011	$-	$1	18,499,736	$2	$13,833,383	$4,267,115	$8,542,065	$4,907,103	$31,549,669
Net income	-	-	-	-	-	-	(1,054,910)	-	(1,054,910)
Foreign currency translation Adjustment	-	-	-	-	-	-	-	1,933,251	1,933,251

Balance, September 30, 2011	$-	$1	18,499,736	$2	$13,833,383	$4,267,115	$7,487,155	$6,840,354	$32,428,010

SUNWAY GLOBAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Stated in US Dollars) (Unaudited)

	The Nine months ended September 30,
	2011	2010
Cash flows from operating activities
Net income	$(1,054,910)	$21,986,480
Depreciation	1,443,346	1,355,059
Amortization	1,774,337	1,311,290
Changes in fair value of warrants	(7,229,509)	(15,748,805)
Impairment of fixed assets	329,002	-

Adjustments to reconcile net income to net cash provided by operating activities:
Trade receivables, net	2,648,285	(3,594,595)
Inventories	(1,062,499)	(668,336)
Advances to suppliers	(205,105)	639,795
Prepayments	(393,541)	(294,048)
Tender deposits	97,379	(22,864)
Travel advances to shareholders	2,673	43,947
Advances to employees	(340,794)	43,242
Deferred tax assets	337,947	-
Accounts payable	65,094	71,983
Income tax payable	(383,655)	148,267
Turnover and other taxes	(279,020)	206,502
Customer deposits	1,552,059	264,837
Accrued liabilities	49,878	(5,472)

Net cash provided by operating activities	$(2,649,033)	$5,737,282

Cash flows from investing activities
Decrease in restricted cash	$65,997	$154,279
Purchase of plant and equipment	(242,382)	(307,700)
Purchase of intangibles	(1,990,086)	(1,267,340)

Net cash used in investing activities	$(2,166,471)	$(1,420,761)

Cash flows from financing activities	$-	$-
Net cash provided by financing activities	$-	$-

SUNWAY GLOBAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Stated in US Dollars) (Unaudited)

	The Nine months ended September 30,
	2011	2010
Net in cash and cash equivalents (used)/sourced	$(4,815,504)	$4,316,521
Effect of foreign currency translation on cash and cash equivalents	(119,188)	172,931
Cash and cash equivalents–beginning of period	9,587,765	4,717,240
Cash and cash equivalents–end of period	$4,653,073	$9,206,692

	The Nine months ended September 30,
	2011	2010
Supplementary cash flow information:
Tax paid	$408,901	$1,006,328
Interest received	29,185	15,234

SUPPLEMENTAL NON-CASH DISCLOSURES:

1.
During the nine months ended September 30, 2011 and 2010, an amount of $1,342,184 and $4,065,825were transferred from “Deposit for technology-based designed” to “property, plant and equipment”, respectively.

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
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

World Through (BVI) holds Sunway World Through Technology (Daqing) Co Ltd (“SWT” or “WFOE”), which entered into a series of agreements with Daqing Sunway Technology Co., Ltd (“Sunway”) including but not limited to management, loan, purchase option, consignment, trademark licensing, non-competition agreeements. As a result of entering the abovementioned agreements, WFOE is deemed to control Sunway as a Variable Interest Entity as required by Accounting Standards Codification ASC 810-10-05 to 10-65 which codified FASB Interpretation No. 46 (revised December 2003) Consolidated of Variable Interest Entities, an Interpretation of ARB No. 51 since SWT was the primary beneficiary. On March 16, 2008, SWT acquired Beijing Sunway New-force Medical Treatment Tech Co., Ltd (“Beijing Sunway”) as its wholly-owned subsidiary.  Beijing Sunway was incorporated in Beijing, PRC on May 24, 2007.

On January 16, 2009, World Through (BVI) acquired Qingdao Liheng Textiles Co Ltd (“Liheng”) as its wholly-owned subsidiary. Liheng was incorporated in PRC on June 6, 2003.

The Company, through its subsidiaries and Sunway, (hereinafter, collectively referred to as “the Group”), is in the business of designing, manufacturing and selling logistic transport systems and medicine dispensing systems and equipment.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
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

The Company has five subsidiaries. The detailed identities of the consolidating subsidiaries are as follows:

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
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

	September 30, 2011	December 31, 2010

Bank of Communications, Branch of Daqing
City Economic Zone	$4,145,660	$8,612,371
China Construction Bank, Beijing Branch	454,839	471,540
Qingdao bank	1,714	66,117
Agricultural Bank of China	4,970	392,647
HSBC	1,368	34,788
Cash on hand	44,522	10,302

	$4,653,073	$9,587,765

(l)	Restricted cash

Restricted cash are pledged deposits in an escrow account for investor relations purpose.

(m)	Revenue recognition

Revenue represents the invoiced value of goods sold recognized upon the delivery of goods to customers. Revenues from services recognizes when the agreed services have been performed, provided, completed or virtually completed at an agreed period(s) of time, and are measurable.
Revenue is recognized when all of the following criteria are met:
- Persuasive evidence of an arrangement exists;
- Delivery has occurred or services have been rendered;
- The seller’s price to the buyer is fixed or determinable; and
- Collection is reasonably assured.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Stated in US Dollars) (Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(m)  Revenue recognition (Continued)

Contract revenues are recognized when the manufacturing and installation of the medical equipment is completed. Generally, the company receives total contract sum from clients in 4 instalments. Deposit of 20%-30% is received from client when the contract is signed. Second payment of 30% is received when the project commences. Third payment of 30% is received after the construction is completed within 4 months. The final sum of the remaining portion is received after the construction is completed until one year.

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

The Group did not have lease which met the criteria of capital lease. Leases which do not qualify as capital lease are classified as operating leases. Operating lease rental payment included in general and administrative expenses were $68,480 and $12,155, and cost of sales were $21,980 and $34,650 for the nine months ended September 30, 2011 and 2010 respectively.

(q)	Advertising

The Group expensed all advertising costs as incurred. Advertising expenses included in selling expenses were $1,856 and $10,670 for the nine months ended September 30, 2011 and 2010 respectively.

(r)	Shipping and handling

All shipping and handling are expensed as incurred. Shipping and handling expenses included in selling expenses were $107,084 and $48,477 for the nine months ended September 30, 2011 and 2010 respectively.

(s)	Research and development

All research and development costs are expensed as incurred. The research and development costs included in general and administrative expenses were $33,181 and $127,255 for the nine months ended September 30, 2011 and 2010 respectively.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Stated in US Dollars) (Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(t)	Retirement benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the statements of income as incurred. The retirement benefit expenses included in general and administrative expenses were $164,516 and $156,943 for the nine months ended September 30, 2011 and 2010 respectively.

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	September 30, 2011	December 31, 2010	September 30, 2010
Twelve months ended
RMB : USD exchange rate	-	6.5918	-
Nine months ended
RMB : USD exchange rate	6.3952	-	6.6981
Average nine months ended
RMB : USD exchange rate	6.4132	-	6.7803
Average three months ended
RMB : USD exchange rate	6.4972		6.8164

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
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

As such, effective January 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in June 2007. On January 1, 2009 the Company recorded as a cumulative effect adjustment by decreasing additional paid-in capital amounting to $3,990,942 and decreasing beginning retained earnings by the amount of $65,910,931 and recording $69,901,873 as a warrant liability to recognize the fair value of such warrants on January 1, 2009. The fair value of the warrants was $9,554,132 and $17,519,515 on September 30, 2011 and December 31, 2010 respectively. The Company recognized $7,229,509 as income and $15,748,805 as income from the change in fair value of warrants for the nine months ended September 30, 2011 and 2010 respectively.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Stated in US Dollars) (Unaudited)

3.	CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments which potentially expose the Group to concentrations of credit risk, consists of cash and trade receivables as of September 30, 2011 and December 31, 2010. The Group performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

As of September 30, 2011 and December 31, 2010, the Group’s bank deposits were all placed with banks in the PRC and Hong Kong where there is currently no rule or regulation in place for obligatory insurance of bank accounts.

For the nine months ended September 30, 2011, the Group’s sales were generated from the PRC and Western Europe. Trade receivables as of September 30, 2011 and December 31, 2010 arose in the PRC and Europe.

The maximum amount of loss due to credit risk that the group would incur if the counter parties to the financial instruments failed to perform is represented by the carrying amount of each financial asset in the balance sheet.

Normally the Group does not obtain collateral from customers or debtors.

Details of the customers accounting for 10% or more of the Group’s revenue are as follows:

	For the nine months ended September 30,
	2011	2010
Customer A	$-	$1,694,443
Customer B	1,099,855

Details of customers accounting for 10% or more of the Group’s trade receivables are as follows:

	September 30, 2011	December 31, 2010

Customer A	$454,536	$671,940
Customer B	572,669	851,516
Customer C	440,702	541,585
Customer D	535,728	836,952
Customer E	558,268	874,686
Customer F	438,258	500,458

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Stated in US Dollars) (Unaudited)

4.	AMOUNT DUE FROM A RELATED COMPANY

Amount due from Rise Elite International Ltd (Rise Elite) was $830, a related company where Mr. Liang Deli, the Company’s Chief Executive Officer and Chairman is a shareholder. The amount is held by Rise Elite for the initial setup expenses. The amount is unsecured, interest free and repayable on demand.

5.	TRADE RECEIVABLES, NET

Trade receivables comprise the followings:

	September 30, 2011	December 31, 2010

Trade receivables, gross	$6,714,674	$9,327,032
Provision for doubtful debts	(40,795)	(39,579)

Trade receivables, net	$6,673,879	$9,287,453

All of the above trade receivables are due within one year of aging.

An analysis of the allowance for doubtful accounts for the nine months ended September 30, 2011 and 2010 is as follows:

	September 30, 2011	September 30, 2010

Balance at beginning of period	$39,579	$17,983
Foreign exchange adjustment	1,216	373

Balance at end of period	$40,795	$18,356

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Stated in US Dollars) (Unaudited)

6.	TRAVEL ADVANCES TO SHAREHOLDERS

Travel advances were made to certain shareholders who are also management of the company to to enable execution of their operational duties such as marketing and sales promotion. The following table provides the details of the outstanding accounts. They are unsecured, interest free and repayable on demand.

	September 30, 2011	December 31, 2010

Bo Liu	$-	$319,697
Deli Liang	27,487	13,012

	$27,487	$332,709

The following table provides the activity in the travel advances to shareholders:

	September 30, 2011	December 31, 2010

Beginning balance	$332,709	$71,372

Add: Advanced during the period/year	84,772	570,554

Less: Transferred to income statement	(45,236)	(43,887)
Repayment by directors	(344,758)	(265,330)

Ending balance	$27,487	$332,709

7.	ADVANCES TO EMPLOYEES

Advances to employees are advances for purchases and travelling. They are unsecured, interest free and repayable on demand. The following table provides the activity in the advances to employees:

	September 30, 2011	December 31, 2010

Beginning balance	$269,303	$217,865
Add: Advanced during the period/year	1,345,200	688,121

Less: Transferred to income statement	(815,324)	(314,842)
Recollected from employees	(175,368)	(321,841)

Ending balance	$623,811	$269,303

8. INVENTORIES

Inventories comprise the followings:
	September 30, 2011	December 31, 2010

Finished goods	$1,678,625	$943,148
Work in process	348,942	116,157
Raw materials	474,216	320,612

	$2,501,783	$1,379,917

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Stated in US Dollars) (Unaudited)

9.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net comprise the followings:
	September 30, 2011	December 31, 2010
At cost
Buildings	$2,576,950	$2,128,873
Machinery and equipment	1,500,497	1,257,656
Moldings	9,586,291	9,300,380
Computer software	2,266,811	2,186,190
Office equipment and motor vehicles	697,201	653,781

	$16,627,750	$15,526,880
Less: accumulated depreciation	(7,895,981)	(6,551,027)

	$8,731,769	$8,975,853
Construction in progress	40,282	1,309,455

	$8,772,051	$10,285,308

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

Depreciation expenses are included in the statement of income as follows:

	Nine months ended September 30,
	2011	2010
Cost of net revenues	$1,293,045	$1,222,724
General and administrative expenses	94,792	81,784
Selling expenses	55,509	50,551

Total depreciation expenses	$1,443,346	$1,355,059

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Stated in US Dollars) (Unaudited)

10.	INTANGIBLES, NET

Details of intangibles are as follows:
	September 30, 2011	December 31, 2010

Land use rights, at cost	$2,785,760	$2,702,675
Technology-based design, at cost	20,988,007	20,362,041

	$23,773,767	$23,064,716
Less: accumulated amortization	(5,703,857)	(3,812,322)
Total intangibles, net	$18,069,910	$19,252,393

During 2009, the Group acquired the rights to use a parcel of land totaling 9,082 square meters, for a consideration of $89,552 (RMB613,035), located at Qingdao Hi-Tech Industry Development Zone, Qingdao, Shandong in the People’s Republic of China for a term of 48 years from November 3, 2006 to July 24, 2053.  The Group acquired secondly the rights to use a parcel of land totaling 10,841 square meters, for a consideration of $106,709 (RMB730,485), located at Qingdao Hi-Tech Industry Development Zone, Qingdao, Shandong in the People’s Republic of China for a term of 50 years from January 14, 2009 to January 13, 2059. Our Liheng facility is erected on these parcels of land.

During 2009, the Group acquired a design and internal device control of medicine dispensing and packing machine, for a consideration of $6,988,882 (RMB47,300,000).

Amortization expense included in the general and administrative expenses for the nine months ended September 30, 2011 and 2010 were $1,774,337 and $1,311,290 respectively.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Stated in US Dollars) (Unaudited)

11.	SHORT-TERM BANK LOANS

A short-term bank loan was initiated on August 31, 2010 and paid-off on February 25, 2011 by a director.
As of September 30, 2011, the bank loan balance was as follows:

	September 30, 2011	December 31, 2010

Loans from Bank of Qingdao, interest rates at 6.37% per annum, due August 30, 2011	$303,407	$303,407
Less: Repayment during the period	(303,407)	-

	$-	$303,407

12.	EXPECTED WARRANTY LIABILITIES

An analysis of the expected warranty liabilities for the nine months ended September 30, 2011 and 2010 is as follows:

	September 30, 2011	December 31, 2010

Beginning balance	$53,308	$32,618
Warranty expense for the year	-	19,476
Foreign currency difference	1,639	1,214

Ending balance	$54,947	$53,308

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Stated in US Dollars) (Unaudited)

13.	SERIES B CONVERTIBLE PREFERRED STOCK AND ASSOCIATED WARRANTS

On June 5, 2007, the Company entered into a purchase agreement, whereby the company agreed to sell 165,432 shares of the Company’s Series B Preferred shares and various stock purchase warrants to purchase up to 18,686,054 shares of the Company’s common stock. The exercise price, expiration date and number of shares eligible to be purchased upon exercise of the warrants is summarized in the following table:
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

On June 6, 2007, we issued to Kuhns Brothers, Inc. and its designees an aggregate of 17,646 shares of Series A Preferred and a Series J warrant to purchase an aggregate of 496,296 shares of common stock of the Company at a price of $1.62 per share in connection with the reverse merger transaction pursuant to the placement agent agreement with the Kuhns Brothers, Inc.

The Series B preferred stock has liquidation rights senior to our common stock and Series A preferred stock.  In the event of a liquidation of the Company, holders of Series B preferred stock are entitled to receive a distribution equal to $40.50 per share of Series B preferred stock prior to any distribution to the holders of common stock and Series A preferred stock.  The Series B preferred stock is entitled to non-cumulative dividends only upon declaration of dividends by the Company.  To date, no dividends have been declared or accrued.  The Series B preferred stock will participate based on their respective as-if conversion rates if the Company declares any dividends.  After an amendment to the Company’s Articles of Incorporation as filed to effect the a reverse split, each share of Series B preferred stock would be convertible into 30 shares of Common Stock at a price of $1.35 per share, which both may be adjusted from time to time pursuant to the conversion rate.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
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

The agreement, also provided that if a Registration Statement is not effective within a certain period of time or the common shares are not listed on the NASDAQ or AMEX by December 31, 2008, the Company will pay the holders of the shares a penalty that can range from $67,000 to $670,000 and certain principal shareholders would issue up to 1,000,000 additional shares to the purchasers of the Preferred Series B shares.  The company is accounting for these penalties in accordance with ASC 450 “Contingencies” which codified FAS 5 - Accounting for Contingencies, whereby the penalty will not be recorded as a liability until and if it is probable the penalty will be incurred. No penalty has been recorded in the accompanying financial statements for this contingency.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
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

As such, effective January 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in June 2007. On January 1, 2009 the Company recorded as a cumulative effect adjustment by decreasing additional paid-in capital amounting to $3,990,942 and decreasing beginning retained earnings by the amount of $65,910,931 and recording $69,901,873 as a warrant liability to recognize the fair value of such warrants on January 1, 2009. The fair value of the warrants was $9,554,132 and $25,059,522 on September 30, 2011 and 2010 respectively. The Company recognized $7,229,509 and $15,748,805 as income from the change in fair value of warrants for the nine months ended September 30, 2011 and 2010 respectively.

As of December 31, 2010, the Company adopted lattice model with Monte Carlo Simulations to measure the various outcome so as to calculate the most likely expected future value of the convertible shares at a define time period. The Company believes that the lattice model can improve the valuation of the existing warrants with consideration of early exercise rights and down ratchet exercise price reset provision. The change is accounted for as change in accounting estimates. As opposed to closed form model like Black Scholes which assumes warrants be exercised on expiry date, the lattice model assumes a low probability of early exercise due to declining stock prices and sample different price paths using Monte Carlo simulation.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Stated in US Dollars) (Unaudited)

14.	INCOME TAXES

The Company, being incorporated in the State of Nevada and conducting all of its business through its subsidiaries incorporated in PRC, is not subject to federal income tax until the operating profits are rebounded back to United States. The subsidiaries are SWT, Sunway, Beijing Sunway, Liheng (see note 1).

SWT, Sunway, Beijing Sunway and Liheng, being registered in the PRC, are subject to PRC’s Corporate Income Tax (“CIT”). Under applicable income tax laws and regulations, an enterprise located in PRC, including the district where our operations are located, is subject to a rate of 25% for the nine months ended September 30, 2011 and 2010.

However, Sunway is a high technology company, and in accordance with the relevant regulations regarding the favorable tax treatment for high technology companies, Sunway is entitled to a reduced tax rate of 15% as long as Sunway is physically located and registered in the high and advance technology development zone.

The Group uses the asset and liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. There are temporary differences on deferred tax asset $337,999 on net operating loss as of September 30, 2011 and no deferred tax asset and liabilities as of December 31, 2010.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Stated in US Dollars) (Unaudited)

14.	INCOME TAXES (Continued)

A reconciliation between the income tax computed at the U.S. statutory rate and the Group’s provision for income tax is as follows:

	September 30, 2011	December 31, 2010

U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	(34)%	(34)%
PRC CIT	25%	25%
Tax holiday	(10)%	(10)%

Provision for income taxes	15%	15%

The provision for income taxes consists of the following:

	September 30, 2011	December 31, 2010

Current tax - PRC CIT	$25,247	$1,532,991

Deferred tax provision	(337,999)	-

Income tax expenses	$(312,752)	$1,532,991

Reconciliation of these items is as follows:

	September 30, 2011	December 31, 2010

Income before taxation	$(1,367,662)	$33,043,535
Add: Impairment of property, plant & equipment	329,002	429,263
Other non-tax deductible items	8,436,482	35,954

Less: Change in fair value of warrants	(7,229,509)	(23,288,812)

Taxable income (adjusted)	$168,313	$10,219,940

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Stated in US Dollars) (Unaudited)

15.	EARNINGS PER SHARE

The calculation of the basic and diluted earnings per share attributable to the common stock holders is based on the following data:

	For the nine months ended September 30,
	2011	2010
Income:
Income for the purpose of basic earnings per share	$(1,054,910)	$21,986,480
Effect of dilutive potential common stock

Income for the purpose of dilutive earnings per share	$(1,054,910)	$21,986,480

Number of shares:
Weighted average number of common stock for the purpose of basic earnings per share	18,499,736	18,499,736
Effect of dilutive potential common stock
-conversion of Series A
convertible preferred stock	-	-
-conversion of Series B
convertible preferred stock	4,814,820	4,814,820
-conversion of Warrant Series A	-	1,771,357
-conversion of Warrant Series B	-	396,057
-conversion of Warrant Series J	-	1,285,728
-conversion of Warrant Series C	-	166,853
-conversion of Warrant Series D	-	-

Weighted average number of common stock for the purpose of dilutive earnings per share	23,314,556	26,934,551

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Stated in US Dollars) (Unaudited)

16.	COMMITMENTS AND CONTINGENCIES

The Group has entered into a tenancy agreement for factory expiring in 2011. Total rental expenses for the nine months ended September 30, 2011 and 2010 amounted to $90,460and $26,009 respectively.

As at September 30, 2011, the Group’s commitments for minimum lease payments under these leases for the next one year are as follows:

September 30,
2011	$35,194
2012 and thereafter	25,816

$61,010

17.	SEGMENT INFORMATION

The Group currently is engaged in the manufacturing and selling of logistic transport systems. Its operations are categorized in one segment. The Group has contracted with customers with primarily four types of product altogether as follows: workstation type A, workstation type B, workstation type C and Sunway Automatic Dispensing and Packing (“SADP”).  Workstation types A, B and C are of the same function but with different product design.

Net revenues and cost of revenues by product:

For the nine months	Workstation	Workstation	Workstation
ended September 30, 2011	Type A	Type B	Type C	SADP	Other	Consolidated

Net revenues	$96,990	$263,867	$3,010,844	$1,918,596	$484,094	$5,774,391
Cost of net revenues	(31,409)	(106,897)	(1,017,139)	(628,336)	(319,447)	(2,103,228)

	$65,581	$156,970	$1,993,705	$1,290,260	$164,647	$3,671,163

For the nine months	Workstation	Workstation	Workstation
ended September 30, 2010	Type A	Type B	Type C	SADP	Other	Consolidated

Net revenues	$3,815,445	$204,190	$11,434,287	$648,746	$316,295	$16,418,963
Cost of net revenues	(1,184,175)	(50,624)	(3,840,028)	(250,099)	(14,869)	(5,339,795)

	$2,631,270	$153,566	$7,594,259	$398,647	$301,426	$11,079,168

The Group’s operations are located in the PRC. All revenues are derived from customers in the PRC and Europe. All of the Group’s assets are located in the PRC. Sales of workstations are carried out in the PRC. Accordingly, no analysis of the Group's sales and assets by geographical market is presented.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
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

Overview

Since June 27, 2007, the Company has operated as a holding company for entities that, through contractual relationships, control the business of Daqing Sunway Technology Co., Ltd. (“Daqing Sunway”), a company organized under the laws of the PRC that designs, manufactures and sells logistic transport systems and medicine dispensing systems and equipment that are principally used by hospitals and other medical facilities in the PRC. Currently our Company is the only producer of these two systems in the PRC: pneumatic transport systems (“PTS”) and Sunway Automatic Dispensing and Packing (“SADP”).  We have served approximately 350 customers in the PRC from our facilities in Qingdao. We generate our revenue from sales in two product categories: PTS and SADP. In April, 2011, we closed our Daqing factory as mandated by the Daquing government in its effectuation of a municipal plan. We  plan to build a new factory to provide PTS in Qingdao in the future.

This discussion and analysis focuses on the business results of Sunway Group (consisting of Daqing Sunway, the Company’s primary operating entity, along with its other indirectly-owned subsidiaries Beijing Sunway New-force Medical Treatment Tech Co., Ltd. and Qingdao Liheng Textile Co., Ltd), comparing its results in the three and nine months periods ended September 30, 2011 to the three and nine months ended September 30, 2010.

Three-month period ended September 30, 2011 and September 30, 2010

Results of Operations

In the three months ended September 30, 2011, the Company’s net revenues, gross profit and operating income decreased substantially as compared with the same period in 2010. These decreases were primarily attributable to the closing of the Company’s Daqing factory as mandated by the Daqing government because of a municipal plan and a resulting shortage in products to supply our customers.  The Company is permitted to rebuild the factory in the industrial zone in Daqing provided it goes through the requisite approval process. We continue to supply the same products from our Qingdao facility but not enough to meet the needs of our customers. Currently, the Company’s board and management have decided not to build a factory in the Daquing industrial zone but instead to re-build in Qingdao.

The following table summarizes the results of our operations during the three months ended September 30, 2011 and 2010, respectively, and provides information regarding the dollar and percentage increase (or decrease) from the three months ended September 30, 2011 and 2010.

	Three Months Ended September 30,
	2011		2010	Change	Change rate
Net Revenues	$2,370,644		$5,769,462	$(3,398,818)	(58.91	) %
Cost of net revenues	$873,061		$1,814,588	$(941,527)	(51.89	) %
Gross Profit	$1,497,583		$3,954,874	$(2,457,291)	(62.13	) %
Gross Margin	63.17%		68.55%		(5.38	) %
Operating Income/(loss)	$(731,214)		$2,599,076	$(3,330,290)	(128.13	) %
Changes in fair value of warrants	$4,163,755		$16,552,201	$(12,388,446)	(74.84	) %
Compensation for product quality and overdue delivery	(6,127,737)		-	(6,127,737)	-
Net Income/(loss)	$(2,576,526)		$18,740,269	$(21,316,795)	(113.75	) %
Net profit/(loss) margin	(108.68	) %	324.82%		(433.50	) %

Net Revenues

Net revenues for the three months ended September 30, 2011, which resulted entirely from sales, was $2,370,644, a decrease of 58.91% as compared with net revenues of $5,769,462 for the three months ended September 30, 2010.  In the three months ended September 30, 2011, we sold 190 workstations, a decrease of 81.90% as compared with 1050 workstations sold in the three months ended September 30, 2010. The decrease resulted because the Company was required to close and cease its operations at its Daqing factory as required by the Daqing Government. The closing resulted in shortages of our products to meet all of the demand of our customers. During the three months ended September 30, 2011, we also sold 4 units of SADP, as compared with 2 unit of SADP for the three months ended September 30, 2010.

The following table breaks down application categories as percentage of total net revenue:

	Three Months Ended September 30,
	2011		2010
	sales	% of total sales	sales	% of total sales
PTS	$1,796,341	75.77%	$5,467,590	94.77%
SADP	$529,724	22.35%	$172,472	2.99%
Other	$44,579	1.88%	129,400	2.24%
Total net revenue	$2,370,644	100.00%	$5,769,462	100.00%

Gross Profit

Gross profit decreased 62.13% to $1,497,583 for the three months ended September 30, 2011, as compared to $3,954,874 for the three months ended September 30, 2010. Our gross profit margin fell 5.38% from 68.55% for the three months ended September 30, 2010 to 63.17% for the same period of 2011, mainly due to the closing of our Daqing factory, resulting in a shortage of products to supply our customers. In an effort to increase supply, we hired new employees at our Qingdao factory. However, many of these new employees did  not have sufficient experience in manufacturing which affected the quality of some of our products.  These new employees will need to adapt and learn our techniques, as a result, we have added direct labor fees.

The table below presents information about our gross profit for the periods indicated:

	Three Months Ended September 30,
	2011		2010
	US$	Gross profit margin	US$	Gross profit margin
Gross Profit	$1,497,583	63.17%	$3,954,874	68.55%

Income from Operations

Operating loss was $731,214 for the three months ended September 30, 2011, as compared with operating income of $2,599,076 for the three months ended September 30, 2010. The loss was primarily attributable to the closing of our Daqing factory, and a resulting reduction in the supply of our products.

Cost of Net Revenue

Cost of net revenue decreased to $873,061 for the three months ended September 30, 2011, representing a 51.89% decrease as compared with $1,814,588 for the same period of 2010. The decrease was primarilydue to decrease in sale.

The table below presents information about our cost of net revenue for the periods indicated:

	Three Months Ended September 30,
	2011	2010	Change
Cost of net revenue	$873,061	$1,814,588	(51.89)%

Operating Expenses

Operating expenses were $2,228,797 for the three months ended September 30, 2011, an increase as compared with $1,355,798 for the same period of 2010. The increase was primarily due to two factors: (i) selling expenses increased $102,035, or 21.48% to $576,971 in the three months ended September 30, 2011 from $474,936 for the same period of 2010; and (ii) general and administration expenses increased $770,964, or 87.52% to $1,651,826 for the three months ended September 30, 2011 from $880,862 for the same period of 2010. Due to the closingof our Daqing factory, we incurred general and administration expenses such as manufacturing employee’s salaries, depreciation expense.

The table below presents information about our operating expenses for the periods indicated:

	Three Months Ended September 30,
	2011	2010	Change
Selling expenses	$576,971	$474,936	21.48%
General & Administrative expenses	$1,651,826	$880,862	87.52%
Total operating expenses	$2,228,797	$1,355,798	64.39%

Changes in fair value of warrants

Changes in fair value of warrants were $4,163,755 for the three months ended September 30, 2011. This is recorded as a non-cash income, which resulted from the change in fair value of warrants issued to investors in conjunction with the Company’s issuance of warrants in June of 2007 pursuant to provisions of FASB ASC Topic 815, “Derivative and Hedging” (ASC 815). The accounting treatment of the warrants resulted from a provision providing anti-dilution protection to the warrant holders. On March 18, 2010, the Company entered into a Securities Exchange Agreement intending to exchange all warrants into common stock. The agreement provides that on the closing date of the agreement, the Company would issue 2,000,000 shares of common stock in exchange for the retirement of all of the outstanding warrants owned by Vision Opportunity Master Fund Ltd. and its affiliates. The closing of the agreement is conditioned upon a closing of a financing with minimum proceeds of $10 million to the Company.

Compensation for product quality and overdue delivery

Compensation for product quality and overdue delivery was $6,127,737 for the three months ended September 30, 2011.Due to the closing of our factory in Daqing in the second quarter of 2011, we were unable to timely deliver products to some of our clients. Also, in an effort to increase output at our Qingdao factory we hired many new employees to meet our customers’ needs. However, many of these new employees did not have sufficient experience in manufacturing which affected the quality of some of our products. We agreed to compensate our clients who were affected by the foregoing with a combination of cash payments and reduction in their account balances with us.

Net Income

Net loss was $2,576,526 for the three months ended September 30, 2011, as compared with $18,740,269 in  net income for the same period of 2010. In the third quarter of 2011, our net income was impacted by a non-cash income of $4,163,755 unrelated to the Company’s operations. Excluding the changes in fair value of warrants in non-cash income, the Company’s net loss from operations would have been $612,544 for the three months ended September 30, 2011 and net income from operations of  $2,188,068 for the three months ended September 30, 2010. The decrease was primarily due to the closing of our Daqing factory which resulted in compensation to our customers for product quality and overdue delivery related to our PTS projects.

Earnings per Share

Basic and diluted loss per share for the three months ended September 30, 2011 were $0.14 and $0.11 compared with $1.01 and $0.73 for the same period of 2010. The weighted average number of shares outstanding to calculate basic EPS was 18,499,736 and 18,499,736 for the three months ended September 30, 2011 and September 30, 2010, respectively. The weighted average number of shares outstanding to calculate diluted EPS was 23,314,556 and 25,637,503 for the three months ended September 30, 2011 and 2010.

Nine-month period ended September 30, 2011 and September 30, 2010

Results of Operations

In the nine months ended September 30, 2011, the company’s net revenues, gross profit, and operating income decreased as compared with the same period of 2010. These decreases were primarily attributable to the closing of our Daqing factory. As a result, our PTS’ installation project for customers was delayed. Also contributing to the decrease was the fact that we hired new employees at our Qingdao factory to meet our customers’ needs, but many of these new employees did not have sufficient experience in manufacturing, which affected product quality.

The following table summarizes the results of our operations during the nine months ended September 30, 2011 and 2010, respectively, and provides information regarding the dollar and percentage increase (or decrease) for the nine months ended September 30, 2010 and 2011.

	Nine months ended September 30,
	2011		2010	Change	Change rate
Net Revenue	$5,774,391		$16,418,963	$(10,644,572)	(64.83	) %
Cost of net revenue	$2,103,228		$5,339,795	$(3,236,567)	(60.61)%
Gross Profit	$3,671,163		$11,079,168	$(7,408,005)	(66.86	) %
Gross Margin	63.58%		67.48%	-	(3.90	) %
Operating Income/(loss)	$(2,248,841)		$7,377,037	$(9,625,878)	(130.48	) %
Compensation for product quality and overdue delivery	(6,048,513)		-	(6,048,513)	-
Change in fair value of warrants	$7,229,509		$15,748,805	$(8,519,296)	(54.09	) %
Net Income/(loss)	$(1,054,910)		$21,986,480	$(23,041,390)	(104.80	) %
Net profit margin	(18.27	) %	133.91%	-	(152.18	) %

Net Revenues

Net   revenues for the nine months ended September 30, 2011, which resulted entirely from decrease in sale, was $5,774,391, a decrease of 64.83% as compared with net revenue of $16,418,963 for the nine months ended September 30, 2010. In the nine months ended September 30, 2011, we sold 542 workstations, a decrease of 81.92% as compared with 2,998 workstations sold for the nine months ended September 30, 2010. During the same period of 2011, we also sold 20 units of SADP, an increase of 185.71% as compared with 7 units of SADP for the nine months ended September 30, 2010. The decrease in PTS was due primarily to the closing of our Daqing factory. As a result, we did not have enough products to meet all of our customers’ needs.

The following table breaks down application categories as percentage of total net revenue.

	Nine months ended September 30,
	2011		2010
	sales	% of total sales	sales	% of total sales
PTS	$3,371,701	46.55%	$15,453,922	94.12%
SADP	$1,918,596	40.64%	$648,746	3.95%
OTHER	$484,094	12.81%	$316,295	1.93%
Total net revenue	$5,774,391	100.00%	$16,418,963	100.00%

Gross Profit

Gross profit decreased 66.86% to $3,671,163 for the nine months ended September 30, 2011, as compared to $11,079,168 for the nine months ended September 30, 2010. Our gross profit margin fell 3.90% from 67.48% for the nine months ended September 30, 2010 to 63.58% for the same period of 2011, mainly due to the closing of our Daqing factory, resulting in a shortage of products to supply our customers. In an effort to increase supply to meet all of our customers’ needs, our Qingdao factory hired many new employees in the third quarter. These new employees will need to adapt and learn our techniques, as a result, we have added direct labor fees.

The table below presents information about our gross profit for the periods indicated:

	Nine months ended September 30,
	2011		2010
	US$	Gross profit margin	US$	Gross profit margin

Gross Profit	$3,671,163	63.58%	$11,079,168	67.48%

Income from Operations

Operating loss decreased 130.48% to $2,248,841 for the nine months ended September 30, 2011, as compared to operating income of $7,377,037 for the nine months ended September 30, 2010. The loss was primarily attributable to the closing of our Daqing factory and a resulting shortage in supply of products to our customers.

Cost of Net Revenues

Cost of net revenues decreased to $2,103,228 for the nine months ended September 30, 2011, representing a 60.61% decrease as compared with $5,339,795 for the same period of 2010. The decrease was primarily due to a sharp decrease in sales.

The table below presents information about our cost of net revenue for the periods indicated:

	Nine months ended September 30,
	2010	2009	Change
Cost of net revenue	$2,103,228	$5,339,795	(60.61	) %

Operating Expenses

Operating expenses were $5,920,004 for the nine months ended September 30, 2011, an increase as compared with $3,702,131 for the same period of 2010. The increase was a result of two factors: (i) selling expenses decreased $89,735, or 7.32% to $1,135,161 for the nine months ended September 30, 2011 from $1,225,161 for the same period of 2010; and (ii) general and administration expenses increased $2,307,608, or 93.16% to $4,784,578 for the nine months ended September 30, 2011 from $2,476,970 for the same period of 2010. In the nine months ended September 30, 2011, our Daqing factory was closed as mandated by the Daqing government. Reflecting this change, the manufacturing salary, depreciation expenses, removal expenses was recorded in general and administration expenses in nine months ended September 30, 2011.

The table below presents information about our operating expenses for the periods indicated:
	Nine months ended September 30,
	2011	2010	Change
Selling expenses	$1,135,426	$1,225,161	(7.32	) %
General & Administrative expenses	$4,784,578	$2,476,970	93.16%
Total operating expenses	$5,920,004	$3,702,131	59.91%

Changes in fair value of warrants

Changes in fair value of warrants were $7,229,509 for the nine months ended September 30, 2011. This is recorded as a non-cash charges, which resulted from the change in fair value of warrants issued to investors in conjunction with the Company’s issuance of warrants in June of 2007 pursuant to provisions of FASB ASC Topic 815, “Derivative and Hedging” (ASC 815). The accounting treatment of the warrants resulted from a provision providing anti-dilution protection to the warrant holders. On March 18, 2010, the Company entered into a Security Exchange Agreement intending to exchange all warrants into common stock. The agreement provides that on the closing date of the agreement, the Company would issue 2,000,000 shares of common stock in exchange for the retirement of all of the outstanding warrants owned by Vision Opportunity Master Fund Ltd. and its affiliates. The closing of the agreement is conditioned upon a closing of a financing with minimum proceeds of $10 million to the Company.

Net loss

Net loss was $1,054,910 for the nine months ended September 30, 2011, a decrease as compared with $21,986,480 for the same period in 2010. In the nine months ended September 30, 2011, our net loss was impacted by a non-cash charge of $6,900,507 unrelated to the Company’s operations. Excluding the changes in fair value of warrants and impairment on fixed in non-cash charge, the Company’s net loss from operations would have been $7,955,417 for the nine months ended September 30, 2011 and $6,237,675 for the nine months ended September 30, 2010. The decrease was primarily due to a sharp drop in PTS’ sale and compensation for product quality and overdue delivery.

Earnings Per Share

Basic and diluted loss per share for the nine months ended September 30, 2011 were $0.06 and $0.05 compared with earning $1.19 and $0.82 for the same period of 2010. The weighted average number of shares outstanding to calculate basic EPS was 18,499,736 and 18,499,736 for the nine months ended September 30, 2011 and 2010, respectively. The weighted average number of shares outstanding to calculate diluted EPS was 23,314,556 and 26,934,551 for the nine months ended September 30, 2011 and 2010.

Trade Receivables, net

Trade receivables, net decreased 28.14% to $6,673,897 as of September 30, 2011, compared with $9,287,453 as of December 31, 2010. The decrease in trade receivables was primarily attributable to decrease in sale.

Inventory

Inventory consists of raw materials, finished goods and work in progress. As of September 30, 2011, the recorded value of our inventory increased 95.11% to $2,501,783 from $1,379,917 as of December 31, 2010. The increase was mainly due to an increase of 77.98% in finished goods from $943,148 as of December 31, 2010 to $1,678,625 as of September 30, 2011; an increase of 47.91% in raw material from $320,612 as of December 31, 2010 to $474,783 as of September 30, 2011, an increase of 200.41% in work in progress from $116,157 as of December 31, 2010 to $348,942 as of September 30, 2011. The increase was primarily attributable to our Qingdao factory’s augmented output of the SADP and PTS, so that we have adequate supply to meet our customers’ needs.

  The table below presents information about our inventory for the periods indicated:
Item	June 30, 2011	December 31, 2010	Change
Finished goods	$1,678,625	$943,148	77.98%
Work in progress	$348,942	$116,157	200.41%
Raw material	$474,216	$320,612	47.91%
Total	$2,501,783	$1,379,917	81.30%

Accounts Payable

Accounts payable was $418,486 as of September 30, 2011, an increase as compared with $341,845 as of December 31, 2010. The increase was primarily attributable to the fact that our Qingdao factory started to choose new local suppliers for PTS, the new local suppliers ask for deposits more than Daqing’s old supplier, resulted in an increase in purchase volume.

Liquidity and Capital Resources

We have historically financed our operations and capital expenditures principally through private placements of debt and equity offerings and cash provided by operations.

The table below presents information about our cash flow for the periods indicated:

	Nine months ended September 30,
	2011	2010	Change
Net cash provided by (used in) operating activities	$(2,649,033)	$5,737,282	$(8,386,315)
cash provided by (used in) investing activities	$(2,166,471)	$(1,420,761)	$(745,710)
Net cash provided by (used in) financing activities	$-	$-	$-
Effect of foreign currency translation on cash and cash equivalents	$(119,188)	$172,931	$(292,119)
Beginning cash and cash equivalent	$9,587,765	$4,717,240	$4,870,525
Ending cash and cash equivalent	$4,653,073	$9,206,692	$(4,553,619)

Operating Activities

For the nine months ended September 30, 2011, net cash used in  operating activities was $2,649,033. This was primarily attributable to net loss of $1,054,910, adjusted by an add-back of non-cash expenses mainly consisting of depreciation, amortization and change in fair value of warrants $3,682,824 offset by a $2,088,701 increase in working capital. Specifically, the working capital increase was primarily due to (i) a $2,648,285 trade receivables decrease driven by decrease in sale; (ii) a $1,062,499 inventories increase, principally in work in process and finished goods, due to increase in purchasing volume; (iii) a $205,105 increase in advance to suppliers to choose new suppliers for PTS in Qingdao Liheng factory; (iv) a $296,336 increase in prepayments, travel advances to directors, tender deposits and advances to employees, consisting primarily of prepayments for raw materials and supplies in advance of shipment, working capital for sales staff and payment of client deposits; partially offset by a $1,004,356 increase in accounts payable, tax payable, loans from unrelated parties, amount due from a director, customer deposits and accrued liabilities.

Investing Activities

For the nine months ended September 30, 2011, net cash used in investing activities was $2,166,471. This was primarily attributable to: (i) a $242,384 capital expenditure for purchase of new plant and equipment; (ii) a $1,990,086 capital expenditure for purchase of new intangible assets; (iii) a $65,997 in restricted cash.

Cash and Cash Equivalents

Our cash and cash equivalents on  January 1, 2011 were $9,587,765 and decreased to $4,653,073 by the end of the period on September 30, 2011. The decrease was primarily attributable to the compensation for product quality and overdue delivery.

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

Obligations under Material Contracts

We do not have any material contractual obligations as of September 30, 2011.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of September 30, 2011.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the period ended September 30, 2011. Based upon that evaluation, the Company’s management concluded that, as of the date of evaluation, the Company’s disclosure controls and procedures were not effective.  Based upon that evaluation and due to the material weaknesses existing in our internal controls as of December 31, 2010 (as described in the Company's form 10-K) which have not been fully remediated as of September 30, 2011, we have concluded that as of September 30, 2011, our disclosure controls and procedures were not effective.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

To our knowledge, there is no material litigation pending or threatened against us.

ITEM 1A.        RISK FACTORS.

N/A

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

To our knowledge, there are no material defaults upon senior securities.

ITEM 4.           (REMOVED AND RESERVED).

ITEM 5.           OTHER INFORMATION.

Due to the closing of our factory in Daqing in the second quarter of 2011, we were unable to timely deliver products to some of our clients. Also, in an effort to increase output at our Qingdao factory we hired many new employees to meet our customers’ needs. However, many of these new employees did not have sufficient experience in manufacturing which affected the quality of some of our products. We agreed to compensate our clients who were affected by the foregoing with a combination of cash payments and reduction in their account balances with us. For the three months ended September 30, 2011, compensation for product quality and overdue delivery was $6,127,737.

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
101.CAL XBRL Calculation Linkbase Document*
101.LAB XBRL Label Linkbase Document*
101.PRE XBRL Presentation Linkbase Document*
101. DEF XBRL Definition Linkbase Document*

* Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text. The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNWAY GLOBAL, INC.

Dated: November 21, 2011	By:	/s/ Liang Deli
Name: Liang Deli
Title: Chief Executive Officer (Principal Executive Officer)

Dated: November 21, 2011	By:	/s/ Samuel Sheng
Name: Samuel Sheng
Title: Chief Financial Officer (Principal Financial and Accounting officer)