Form 10-K
period 2011-12-31
Sunway Global Inc.
filed 2012-04-16
CIK 1096840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

86-10-51905986

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

☒ Yes        ☐ No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates computed by reference to the price at which the common stock was sold as of the June 30, 2011 was approximately $692,994.4.

As of April 13, 2012, there were 18,499,736 issued and outstanding shares of the issuer’s common stock.

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

PART I

ITEM 1.             BUSINESS.

Our Business

As a result of the consummation of a reverse merger discussed below, we are engaged in the business of designing, manufacturing and selling logistic transport systems, medicine dispensing systems and automatic medicament emitting system. Our principal products are both pneumatic tube logistic transport system and medicine dispensing system used in hospitals and other medical facilities.

Our customers are primarily hospitals and medical appliance companies in the People’s Republic of China (the “PRC”). As the market for Pneumatic Transport Systems (“PTS”), Medicine Dispensing System (“SADP”) and Automatic Medicament Emitting system (“SAME”) are still an emerging market, official data about the industry in general and competition in particular have not been readily available. Based on information we have collected from bids, the internet and other market intelligence, it is our estimate that among the hospitals that have adopted PTS in China, we were the supplier to the largest number of hospitals since 2005. In 2011, we sold 623 units PTS to 18 hospitals and 38 units SADP. We sold our products both directly, through our sales employees and sales office and indirectly, through twenty domestic independent sales agents and an European sales agent. Our sales network covers Beijing, Shanghai, Guangzhou, Xi’an, Chongqing, Qingdao, Daqing and 20 provinces in the PRC.

We generate our revenues from sales in six product categories: Type A workstations, Type B workstations, Type C workstations, SADP, SAME, spare parts and support service. The PTS have the same function and price but with different product designs. Having three types of workstations enables us to provide more options and flexibility to our customers to accommodate their aesthetic taste, space restrictions and other requirements.

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

On January 16, 2009, WTL acquired Qingdao Liheng textiles co., Ltd. (“Liheng”) as its wholly-owned subsidiary, Liheng was incorporated in Qingdao, PRC on June 6, 2003.

The current structure of the Company and its subsidiaries is set forth below:

The Company, through its subsidiaries and Daqing Sunway, is now in the business of designing, manufacturing and selling logistic transport systems, medicine dispensing systems and equipment, and automatic medicament emitting system.

Description of Our Products and Services

Medical Transport Systems

The Company’s principal product has been the SUNTRANS-160 pneumatic tube transport system (“PTS”) used in hospitals and medical facilities. Pneumatic tube material transport systems are used in over 140 countries throughout the world with many of the systems used in hospitals and medical facilities. Our annual PTS sales in 2009, 2010 and 2011 were 2,279, 3,871, and 623 units (each unit consists of one workstation in a PTS), respectively. The average price of our PTS in 2011  is approximately $181,500 (consisting of 30 workstations on average).

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

Medicine Dispensing Systems

We have developed the medicine dispensing system (“SADP”) primarily for hospital use, which we launched commercially in the first quarter of 2008. Our SAPD is a computerized system that can automatically fill medical prescriptions for oral medications in single or multiple dosages with high efficiency. Based on the prescriptions entered into the system by pharmacists, the system automatically dispenses and packages the prescribed amount of medication with printed labels that provides a patient’s name, location in the hospital, hospital bed identification, name of medication, quantity of medication and instructions for taking the medication. The prescription information can be stored in medicine dispensing system for up to one year for future reference. Each medicine dispensing system is connected with hospital computer network and can retrieve information from the network when necessary. Our SADP is capable of dispensing and packaging up to 60 prescriptions in one minute and can fill the prescriptions and package medication for 500 patients based on three doses per day in approximately 30 minutes. Our annual SADP sales in 2009, 2010 and 2011 were 11, 25 and 38 units, respectively. The average price of our SADP in 2011  is approximately $101,630.

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

Automatic Medicament Emitting Systems

We have developed a new automatic medicament emitting systems (“SAME”) for hospital use, which we launched commercially in the fourth quarter of 2011. Our SAME is a computerized system that can automatically process medical prescriptions for outpatients in dispensary with efficiency. Based on the prescriptions entered into the Hospital Information Systems by doctors, the system automatically will be emitting the original package drugs from the warehouse shelves. Our SAME is capable of finish a prescription between 4 seconds and 8 seconds. Each built-in medicine cabinet of our SAMEs has the capacity to accommodate between 10,000 and 30,000 boxes of drugs.

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

Sales and Marketing

We sell our products directly through our sales employees and direct sales offices or indirectly through independent sales agents. As of April 13, 2012, we have twenty domestic independent sales agents, one European sales agent and seven direct sales office covering Beijing, Shanghai, Guangzhou, Chongqing, Xi’an, Qingdao, Daqing and 20 other provinces, and 40 sales employees. Most of our products are sold directly to hospitals through our sale agents, who get sales commission.

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

Customers

Our customers are primarily hospitals and medical appliance companies. The following table presents, for the periods indicated, our largest customers by revenue:

	Percentage of Sales
	Fiscal year ended December 31,
Customers	2011	2010

Customer H	-%	7.31%
Customer I	1.93%	8.03%
Customer A	1.18%	7.13%
Customer B	2.22%	8.03%
Customer D	- %	8.10%
Customer E	2.37%	7.27%
Customer F	- %	9.96%
Customer G	13.30%	4.78%
Customer J	6.03%	- %
Total	27.03%	52.51%

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

We have 23 full-time employees engaged in research and development (“R&D”) efforts. Our R&D personnel specialize in the fields of software development, electronic engineering, machinery design and manufacture, electronic information technology, communication technology and application, automatic control technology and optoelectronic technology. Most of our R&D personnel have more than 5 years’ experience in their fields of specialty. We also outsource certain software development projects to third party software developers.

Currently, we are conducting R&D on products for use in banks, industrial companies and commercial use office buildings.

For the fiscal years ended December 31, 2011 and 2010, respectively, we expended approximately $158,789 and $240,445 on R&D activities.

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

As the market for pneumatic transport systems is still an emerging market in the PRC, official data about the industry in general, and competition in particular, have not been readily available. Based on the information we collected from competitive bids, the internet and other market intelligence, it is our estimate that among suppliers of pneumatic transport systems in the PRC, we were the supplier to the largest number of hospitals in the fiscal years ended December 31, 2011 and 2010 in Chinese Mainland.

The following table sets forth our estimates, based on information we have collected from bids, the internet and other market intelligence, of the relative number of hospitals and medical facilities in the PRC supplied with pneumatic transport systems by us and our major competitors in 2010 and 2011:

		Time of PRC	Percentage of PRC Hospitals Adopting PTS
Name	Brand	Market Entry	2011	2010
Sunway Global Inc.	Suntrans	2002	30%	31%
Company A	Brand A	1999	1%	1%
Company B	Brand B	1998	33%	30%
Company C	Brand C	1996	23%	28%
Company D	Brand D	2001	7%	7%
Company E	Brand E	1999	3%	3%

Medicine Dispensing Systems

We introduced our medicine dispensing systems to the market in May 2007. Currently, we face competition from Japanese manufacturers, Yuyama Manufacturing Co., Tosho Co., Inc. and Sanyo Co., Ltd., and a South Korean company, JV Medi Co., Ltd., whose products are imported into the PRC and sold through distributors. Since the introduction of our medical dispensing system to the market in January 2008, we have received orders to purchase eight units. We have sold and delivered 38 units and 25 units SADP in 2011 and 2010 respectively.

The following table sets forth our estimates, based on information we have collected from bids, the internet and other market intelligence, of the relative number of hospitals and medical facilities in the PRC supplied with medicine dispensing systems by us and our major competitors in 2010.

		Percentage of PRC Hospitals Adopting SADP
Name	Brand	2010
Sunway Global Inc.	Suntrans	20%
Company A	Brand A	34%
Company B	Brand B	23%
Company C	Brand C	18%
Other	Other	5%

Automatic Medication Emitting systems

We introduced our automatic medication emitting systems to the market in the fourth quarter of 2011. Currently, we face primary competition from internal manufacturers, Suzhou Iron Technology Co, Ltd., whose products were introduced in the PRC in 2010. Since the introduction of our automatic medication emitting systems to the market in the fourth quarter of 2011, we have received orders to purchase four units. We sold 2 units in 2011.

Competitive Advantages

We believe that we have the following competitive advantages over our competitors:

Cost : We have cost advantages because we source our supplies domestically and our products are manufactured domestically using technologies developed by us. Our major competitors are domestic distributors of imported products that cost more in both materials and labor and, additionally, are subject to customs duties. As a result, our PTS is generally priced lower than our competitors’ products - our PTS is priced at approximately $181,500 per unit while our cost of sales is approximately $54,470 per unit, representing a gross margin of approximately 70.00%. We estimate that similar products of our competitors are priced at approximately $210,000 per unit. Our medicine dispensing system, which we launched in 2008, is priced at $101,630 per unit while our cost of sales is approximately $40,620, representing a gross margin of approximately 60.38%. We estimate that our competitors’ prices range from $151,900 to $189,900.

Large Existing Customer Base and Customer Loyalty:As of the end of 2011, we estimate, based on information we have collected through competitive bids, internet research and other market sources, that we had an approximate 32% share in hospitals and medical facilities using pneumatic tube systems in the PRC market based on the number of hospitals and medical facilities that have adopted pneumatic tube transport systems in China, as compared to an approximate 20% for our largest competitor, Swisslog. Our large existing customer base, which includes approximately 350 hospitals as our end users, provides us an advantage in the marketing and sales of additional products and services, both because existing customers are an important source of new orders, and because we are frequently referred to new customers by our existing customers due to our cost advantage, localized technology and excellent service.

Localized and Customized Technology : We are one of the providers of PTS with localized interfaces in Chinese language specifically designed based on the needs of PRC customers. Daqing Sunway’s PTS is therefore more user friendly for Chinese speaking customers. Our competitors’ products are based on English language interfaces. As the general population in the PRC is not proficient in English, purchasers of our competitors’ products are required to employ highly educated and specially trained English speaking personnel to operate their systems, which represent an additional expense adding to their already higher prices. In addition, as the technologies used in our systems are developed by us, we have the capacity and flexibility to easily and quickly adapt our products to specific customer requirements and changing market trends.

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

Insurance

We currently do not carry any product liability or other similar insurance, nor do we have property insurance covering our plant, manufacturing equipment and office building. While product liability lawsuits in the PRC are rare and Daqing Sunway and Qingdao Liheng have never experienced significant failures or accidents, there can be no assurance that Daqing Sunway and Qingdao Liheng would not face liability in the event of any failure or accident.

Daqing Sunway maintains social insurance for their staff and employees in accordance with relevant compulsory requirements under the PRC laws and has compulsory insurance and fixed-sum insurance for cars and other vehicles.

Employees

Presently we have 221 full-time employees and contractors, out of which 35 are management and accounting personnel, 23 are R&D personnel, 44 are marketing and sales personnel and 114 are manufacturing personnel and after-service personnel.

Government Regulation

Under certain regulations in the form of public notices issued by the PRC State Administration of Foreign Exchange, or SAFE, our shareholders who are PRC resident entities or individuals are subject to certain registration requirements due to the status of WTL as “SPCs” (as defined under the public notice issued by SAFE on October 21, 2005). These regulations would prohibit SWT distributing dividends or profits to WTL and/or SWT as “SPC”s unless the registration requirements are complied with. The registration procedures were completed and SWT obtained a SAFE certificate from SAFE’s Heilongjiang office on March 30, 2007. Our PRC counsel advised us that the SAFE certificate would allow SWT to distribute dividends and profits out of the PRC.

Medical Appliance manufacturing companies in the PRC are required to obtain Medical Appliance Manufacturing permits. Daqing Sunway holds a Medical Appliance registration certificate and Medical Appliance Manufacturing Permit issued by Heilongjiang Province Food and Drug Supervision Administration Bureau.

Pursuant to the tax laws of PRC, general enterprises are subject to income tax at an effective rate of 25%. Companies qualified as hi-technology companies are subject to certain preferential tax treatment. Qingdao Liheng was approved as a foreign invested company and enjoys a 15% corporate income tax rate.

Other than the foregoing, Daqing Sunway is not subject to any other significant government regulation of its business or production, or any other government permits or approval requirements, except for the laws and regulations of general applicability for corporations formed under the laws of the PRC.

ITEM 1A.          RISK FACTORS.

        No applicable.

ITEM 1B.          UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.             PROPERTIES.

The Company’s manufacturing facilities are housed in a five-story and two one-story buildings occupying 6,529.08 square meters of land located in Qingdao Hi-Tech Industry Development Zone, Qingdao, Shandong in the People’s Republic of China.

Under the PRC law, most land is owned by the government, which grants a "land use right" to an individual or entity after a purchase price for such “land use right” is paid to the government. The “land use right” allows the holder the right to use the land for a specified long-term period of time and enjoys all the ownership rights incident to the land. Qingdao Liheng holds the land use right for one parcel of land that was used in its business and which will be used in SWT's business pursuant to the leases entered into in connection with the Restructuring Agreements.

Land Use Right

Set forth below is the detailed information regarding the land use right registered under the name of Qingdao Liheng:

Registered owner of land use right	Location & certificate of land use right	Usage	(Approximate) square meters	Date of Issuance or Grant	Expiration Date

Qingdao Liheng	Qingdao Hi-Tech Industry Development Zone, Qingdao, Shandong in the People’s Republic of China Huangdao Municipality Gou Yong (2006) N.197	Industrial use	9,082	November 3, 2006	July 24, 2053

QingdaoLiheng	Qingdao Hi-Tech Industry Development Zone, Qingdao, Shandong in the People’s Republic of China Huangdao Municipality Gou Yong (2006) N.197	Industrial use	10,841	January 14, 2009	January13, 2059

Lease

Pursuant to a lease agreement, Beijing Sunway is leasing from Beijing Jiahai Property Management Co., Ltd. a building with a total of 409.96 square meters for use in its operation for a term of two years starting from August 29, 2010 with an annual rent of approximately $84,138.

Pursuant to a lease agreement, Beijing Sunway is leasing from Chen Tonghang a building with a total of 102 square meters for use in its operation for a term of one year starting from November18, 2011 with an annual rent of approximately $6,422.

Pursuant to a lease agreement, Beijing Sunway is leasing from Luo Haibing a building with a total of 83 square meters for use in its operation for a term of one year starting from September12, 2011 with an annual rent of approximately $2,400.

Properties

The Company is awaiting the certificates of ownership for three other properties which it currently occupies:

Owner	Location	Usage	Approximate square meters	Certificate of Ownership or Right to Use

Qingdao Liheng	Building No. 1, No. 611 Qichangcheng road, Qingdao Economicand Tech Development Zone, Qingdao, Shandong Province, PRC	Real property for use by joint stock company limited enterprise	1,661.99	Application in process

Qingdao Liheng	Building No. 2, NO. 611 Qichangchengroad, Qingdao Economic and Tech Development Zone, Qingdao, Shandong Province, PRC.	Real property for use by joint stock company limited enterprise	1,661.99	Application in process

Qingdao Liheng	Building No. 2, NO. 611 Qichangchengroad, Qingdao Economic and Tech Development Zone, Qingdao, Shandong Province, PRC.	Real property for use by joint stock company limited enterprise	3,005.10	Application in process

ITEM 3.             LEGAL PROCEEDINGS.

To our knowledge, there is no material litigation pending or threatened against us.

ITEM 4.             MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.             MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company’s common stock is quoted on the OTC Bulletin Board under the symbol “SUWG.OB.”  The following table sets forth, for the calendar periods indicated the range of the high and low last reported bid and ask prices of the Company’s common stock from January 1, 2010 through December 31, 2011, as reported by the OTC Bulletin Board.  The quotations represent inter-dealer prices without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.  The quotations may be rounded for presentation.

Period	High	Low
First Quarter 2011	$2.95	$1.40
Second Quarter 2011	$1.75	$1.40
Third Quarter 2011	$1.40	$0.93
Fourth Quarter 2011	$1.01	$0.93
First Quarter 2010	$3.15	$1.65
Second Quarter 2010	$3.15	$2.25
Third Quarter 2010	$3.55	$1.75
Fourth Quarter 2010	$6.25	$1.00

On December 31, 2011, the last price of the Company’s common stock as reported on the OTC Bulletin Board was $1.00 per share on December 2, 2011.

As of April 13, 2012, the Company had approximately 652 shareholders of record.  Certain of the shares of common stock are held in “street” name and may be held by numerous beneficial owners.

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

Sunway Global Inc. primarily functions as a holding company for entities that, through contractual relationships, control the business of Daqing Sunway, Qingdao Lihengand Beijing Sunway, those companies organized under the laws of the PRC that designs, manufactures and sells logistic transport systems and medicine dispensing systems and equipment that are principally used by hospitals and other medical facilities in the PRC. This discussion and analysis focuses on the business results, comparing its results in the fiscal years ended December 31, 2011 and 2010.

Results of Operations

In the fiscal year ended December 31, 2011, the Company’s net sales, gross profit, operating income and net income was a sharp decline as compared with the same period in the fiscal year ended December 31, 2010. These decreases are due in large part to sales decrease.  The following table summarizes the results of our operations during the fiscal years ended December 31, 2011 and 2010, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the fiscal years ended December 31, 2011 and 2010.

	Fiscal Year Ended December 31,
	2010	2011	Change	Change rate
Net Revenue	$23,018,247	$8,683,877	$(14,334,370)	(62.27)%
Cost of Net Revenue	$7,699,171	$4,699,506	$(2,999,665)	(38.96)%
Gross Profit	$15,319,076	$3,984,371	$(11,334,705)	(73.99)%
Gross Margin	$66.55%	45.88%		(20.67)%
Operating Income/(loss)	$9,731,057	$(4,005,568)	$(13,736,625)	(141,16)%
Operating Margin	42.28%	46.13%		(88.41)%
Changes in fair value of warrants	$23,288,812	$16,353,823	$(6,934,989)	(29.78)%
Impairment on fixed and intangible assets	$-	$(2,439,271)	$(2,439,271)	-%
Loss on disposal of fixed assets and intangible	$-	$(2,318,889)	$(2,318,889)	-%
Compensation for product quality	$-	$(6,088,870)	$(6,088,870)	-%
Net Income	$31,510,544	$1,789,159	$(29,721,385)	(94.32)%
Net profit margin	136.89%	20.60%		116.29%

Net Revenue

Net revenue for the fiscal year ended December 31, 2011, which resulted primarily from sales of PTS, SADP, SAME, spare parts and support services, was $8,638,877, a decrease of 62.27% as compared with the net revenues of $23,018,247 in the same period ended December 31, 2010. In the fiscal year ended December 31, 2011, we sold 623 workstations, 38 units SADP and 2 units SAME, representing a decrease in workstation sales of 83.91% as compared with 3,871 workstations sold in the same period ended December 31, 2010. The decrease in workstation sales was primarily due to the closing of our Daqing factory, as a result of which, we did not have enough products to meet all of our customers’ needs. During the same time, we sold 38 units of SADP, an increase of 52.00% as compared with 25 units SADP for the fiscal year ended December 31, 2010. The increase in SADP was due primarily to our products has been recognized by clients. Additionally, we sold 2 units of SAME in the fiscal year ended December 31, 2011.

The following table presents information about our revenue for the periods indicated:

	2010		2011
	sales	% of total sales	sales	% of total sales
PTS	$19,981,262	86.81%	$3,770,295	43.42%
SADP	$2,533,748	11.01%	$3,861,786	44.47%
SAME	$-	- %	$290,003	3.34%
Other	$503,237	2.19%	$761,793	8.77%
Total sales	$23,018,247	100.00%	$8,683,877	100.00%

Gross Profit

Gross profit decreased 73.99% to $3,984,371 for the fiscal year ended December 31, 2011, as compared to $15,319,076 for the fiscal year ended December 31, 2010. Our gross profit margin decreased 20.67% from 66.55% as of the fiscal year ended December 31, 2010 to 45.88% as of the same period of 2011, mainly due to the closing of our Daqing factory, resulting in a shortage of products to supply our clients. In an effort to increase supply, we hired new employees at our Qingdao factory. However, many of these new employees did not have sufficient experience in manufacturing which affected the quality of some of our products. These new employees would need to adapt and learn our techniques, as a result, we have been added direct labor fees and direct material.

The table below presents information about our gross profit for the periods indicated:

	Fiscal Year Ended December 31,
	2010		2011
	US$	Gross profit margin	US$	Gross profit margin

Gross Profit	$15,319,076	66.55%	$3,984,371	45.88%

Income from Operations

Operating loss was $4,005,568 for the fiscal year ended December 31, 2011, as compared with $9,731,057 of income from operations for the fiscal year ended December 31, 2010. The decrease was primarily due to the closing of our Daqing factory, and a resulting reduction in the supply of our products.

	Fiscal Year Ended December 31,
	2010		2011
	US$	Operating margin	US$	Operating margin

Income/(loss) from operations	$9,731,057	42.28%	$(4,005,568)	(46.13)%

Cost of Net Revenue

Cost of net revenue decreased to $4,699,506 for the fiscal year ended December 31, 2011, representing a decrease of 38.96% as compared with $7,699,171 for the same period of 2010. This increase is primarily due to decrease in sale.

The following table presents information about our cost of sales for the periods indicated:

	Fiscal Year Ended December 31,
	2010	2011	Change
Cost of net revenue	$7,699,171	$4,699,506	(38.96)%

Operating Expenses

Operating expenses were $7,989,939 for the fiscal year ended December 31, 2011, an increase of 42.98% as compared to $5,588,019 for the same period of 2010. This increase was due primarily to two factors: (i) selling expenses increased $304,197, or 20.83% to $1,764,879 in the fiscal year ended December 31, 2011 from $1,460,682 for the same period of 2010; and (ii) general and administration expenses increased $2,097,723 or 50.83% to $6,225,060 for the fiscal year ended December 31, 2011 from $4,127,337 for the same period of 2010. Due to the closing of our Daqing factory, we incurred general and administrative expenses such as manufacturing employee’s salaries and depreciation expense.

The following table presents information about our operating expenses for the periods indicated:

	Fiscal Year Ended December 31,
	2010	2011	Change
Selling expenses	$1,460,682	$1,764,879	$20,83%
General & Administrative Expenses	$4,127,337	$6,225,060	$50.83%
Total operating expenses	$5,588,019	$7,989,939	$42.98%

Changes in fair value of warrants

Changes in fair value of warrants were $16,353,823 for the fiscal year ended December 31, 2011, this is a non-cash income, which resulted from the change in fair value of warrants issued to investors in conjunction with the Company’s issuance of warrants in June of 2007 pursuant to provisions of FAB ASC Topic 815, “Derivative and Hedging” (ASC 815). The accounting treatment of the warrants resulted from a provision providing anti-dilution protection to the warrant holders. On March 18, 2010, the Company entered into a Security Exchange Agreement intending to exchange all warrants into common stock. As a result of the agreements, the closing date, the Company will issue 2,000,000 shares of common stock in exchange for the retirement of all of the outstanding warrants owned by Vision Opportunity Master Fund Ltd. and its affiliates.  The closing is conditioned upon a closing of a financing with minimum proceeds of $10 million to the company.

Compensation for product quality and overdue delivery

Compensation for product quality and overdue delivery was $6,088,870 for the fiscal years ended December 31, 2011.Due to the closing of our factory in Daqing in the second quarter of 2011, we were unable to timely deliver products to some of our clients. Also, in an effort to increase output at our Qingdao factory we hired many new employees to meet our customers’ needs. However, many of these new employees did not have sufficient experience in manufacturing which affected the quality of some of our products. We agreed to compensate our clients who were affected by the foregoing with a combination of cash payments and reduction in their account balances with us.

Loss on disposal of fixed and intangible assets

Loss on disposal of fixed and intangible assets was $2,318,889 for the fiscal year ended December 31, 2011. The loss was due to disposal of building, and equipment of the closing of our factory in Daqing.

Net Income

Net income was $1,789,159 for the fiscal year ended December 31, 2011, decreases of 94.32% from $31,510,544 of net income for the same period of 2010. In the fiscal year ended December 31, 2011 our net loss were impacted by a non-cash income of $11,266,340 unrelated to the Company’s operations, mainly consisting of changes in fair value of warrants were $16,353,823, loss on disposal of fixed and intangible assets were $2,318,889, loss in the suspension of work for Daqing factory were $329,323, and impairment on intangible were $2,439,271. Excluding this non-cash income, the Company’s net loss from operations for the fiscal year ended December 31, 2011 would have been $9,477,181.

Earnings Per Share

Basic and diluted earnings per share for the fiscal year ended December 31, 2011 was $0.10 and $0.08 compared to $1.70 and $1.23 for the same period of 2010. The weighted average number of shares outstanding to calculate basic EPS was 18,499,736 and 18,499,736 for the fiscal years ended December 31, 2011, and 2010, respectively. The weighted average number of shares outstanding to calculate diluted EPS was 23,314,556 and 25,707,273 for the fiscal years ended December 31, 2011 and 2010, respectively.

Cash and Cash Equivalents

Cash and cash equivalents decreased to $1,550,911 as of December 31, 2011, as compared with $9,587,765 as of December 31, 2010. This decrease was mainly due to decrease in sale and compensation for product quality.

Trade Receivables, net

Trade receivables, net increased to $6,883,677 as of December 31, 2011, compared with $9,287,453 as of December 31, 2010. This decrease in trade receivables was primarily attributable to decrease in sale.

Inventory

Inventory consists of raw materials, works in process and finished goods. As of December 31, 2011, the recorded value of our inventory has increased 100.34% to $2,764,560 from $1,379,917 as of December 31, 2010. This increase is mainly due to an increase of 121.96% in finished goods from $943,148 as of December 31, 2010 to $2,093,393 as of December 31, 2011; an increase of 41.10% in raw materials from $320,612 as of December 31, 2010 to $452,379 as of December 31, 2011, an increase of 88.36% in work in progress from $116,157 as of December 31, 2010 to $218,788 as of December 31, 2011. The increase was primarily attributable to our Qingdao factory’s augmented output of the SADP and PTS, so that we have adequate supply to meet our customers’ needs.

The following table presents information about our inventory for the periods indicated:

	December 31, 2010	December 31, 2011	change
Raw material	$320,612	$452,379	41.10%
Work in process	$116,157	$218,788	88.36%
Finished goods	$943,148	$2,093,393	121.96%
Total inventory	$1,379,917	$2,764,560	100.34%

Accounts payable

Accounts payable was $621,977 as of December 31, 2011, an increase of 81.95% from $341,845 as of December 31, 2010. The increase was primarily attributable to the fact that our Qingdao factory started to choose new local suppliers for PTS, the new local suppliers ask for deposits more than Daqing’s old supplier, resulted in an increase in purchase volume.

Liquidity and Capital Resources

We have historically financed our operations and capital expenditures principally through private placements of debt and equity offerings, and cash provided by operations.

The following table presents information about our cash flow for the periods indicated:

	Fiscal Year Ended December 31,
	2010	2011	Change
Net cash provided by (used in) operating activities	$6,604,221	$(5,395,973)	(12,000,194)
Net cash provided by (used in) investing activities	$(2,589,039)	$(3,017,911)	(428,872)
Net cash provided by (used in) financing activities	$-	$(303,407)	(303,407)
Effect of foreign currency translation on cash and cash equivalents	$855,343	$680,437	(174,906)
Cash and cash equivalents at beginning of year	$4,717,240	$9,587,765	4,870,525
Cash and cash equivalents–end of year	$9,587,765	$1,550,911	(8,036,854)

Operating Activities

For the fiscal year ended December 31, 2011, net cash used in operating activities was $5,395,973. This was primarily attributable to net income of $1,789,159, adjusted by an add-back of $7,371,469 non-cash income mainly consisting of depreciation, amortization, change in fair value of warrants, impairment of fixed and intangible assets, and loss on disposal of fixed and intangible assets, offset by a $186,337 decrease in working capital. Specifically, the working capital decrease was primarily due to (i) a $2,415,507 trade receivables decrease driven by decrease in sale; (ii) a $1,311,536 inventories increase, principally in work in process and finished goods, due to increase in purchasing volume and product volume; (iii) a $434,603 decrease in advance to suppliers to choose new suppliers for PTS in Qingdao Liheng factory; (iv) a $1,409,975 increase in prepayments, note receivables, travel advances to officers, deferred tax assets, amounts due from related companies, tender deposits and advances to employees, consisting primarily of prepayments for raw materials and supplies in advance of shipment, working capital for sales staff and payment of client deposits; partially offset by a $57,738 increase in accounts payable, tax payable, expected warranty liabilities, customer deposits and accrued liabilities.

Investing Activities

For the fiscal year ended December 31, 2011, net cash used in investing activities were $3,017,911. This was primarily attributable to: (i) a $557,717 capital expenditure for purchase of new plant and equipment; (ii) a $3,402,547 increase in deposit for technology-based design; partially offset by a $65,997 decrease in restricted cash and a $876,356 in sales proceeds from disposal of fixed assets and intangible assets.

Financing Activities

For the fiscal year ended December 31, 2011, net cash used in financing activities were $303,407. This was primarily attributable to a repayment of short term bank loans.

As of December 31, 2011, we had cash and cash equivalents of $1,550,911, down to $9,587,765 as of December 31, 2010.

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

Obligations under Material Contracts

We do not have any material contractual obligations as of December 31, 2011.

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

Impairment of long-lived assets. We account for impairment of property, plant and equipment and amortizable intangible assets in accordance with FASB ASC 360. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose. In 2011, we recorded an impairment loss of $2,439,271 for fixed and intangible assets. No impairment losses were identified in 2010. Competitive pricing pressure and changes in interest rates, could materially and adversely affect our estimates of future net cash flows to be generated by our long-lived assets.

Inventories .. Inventories consist of finished goods and raw materials, and stated at the lower of cost or market value. Substantially all inventory costs are determined using the weighted average basis. Finished goods are comprised of direct materials, direct labor and an appropriate proportion of overhead. The management regularly evaluates the composition of its inventory to identify slow-moving and obsolete inventories to determine if additional write-downs are required. Changes in sales volumes due to unexpected economic or competitive conditions are among the factors that could materially affect the adequacy of such write down.

Trade receivables .. Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An allowance for doubtful accounts is maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. Bad debts are written off as incurred.  There were bad debts of $294,869 and $20,926 for the years ended December 31, 2011 and 2010 respectively.

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

- The seller’s price to the buyer is fixed or determinable, and

- Collection is reasonably assured.

Contract revenues are recognized when the manufacturing and installation of the medical equipment is completed.  Generally, the company receives total contract sum from clients in 3 installments. Deposit of 30% is received from client when the contract is signed.  Second payment of 30% is received when the project commenced. The final sum of the remaining portion is received after the construction is completed within a year.

Expected warranty liabilities. The Company warrants its products against defects in design, materials, and workmanship generally for one year. A provision for estimated future costs relating to warranty expense are recorded when products are shipped, and the provision is based upon our own historical claim experience.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2011.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CONTENTS	PAGES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2 - F-3

CONSOLIDATED BALANCE SHEETS	F-4 - F-5

CONSOLIDATED STATEMENTS OF INCOME and comprehensive income	F-6

CONSOLIDATED StatementS of Stockholders’ Equity	F-7

CONSOLIDATED STATEMENTS OF CASH FLOWS	F-8 - F-9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-10 - F-34

Albert Wong & Co. LLP CERTIFIED PUBLIC ACCOUNTANTS 139 Fulton Street, Suite 818B New York, NY 10038-2532 Tel : 1-212-226-9088 Fax: 1-212-437-2193

To:   The board of directors and stockholders of

Sunway Global Inc. (“the Company”)

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of Sunway Global Inc. and subsidiaries as of December 31, 2011, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sunway Global Inc. as of December 31, 2011, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

New York, United States of America	Albert Wong & Co. LLP
April 14, 2012	Certified Public Accountants

Albert Wong & Co.

CERTIFIED PUBLIC ACCOUNTANTS

7th Floor, Nan Dao Commercial Building

359-361 Queen’s Road Central

Hong Kong

Tel : 2851 7954

Fax: 2545 4086

ALBERT WONG

B.Soc., Sc., ACA., LL.B.,

CPA(Practising)

To:	The board of directors and stockholders of

Sunway Global Inc. (“the Company”)

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of Sunway Global Inc. and subsidiaries as of December 31, 2010, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sunway Global Inc. as of December 31, 2010, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America

Hong Kong, China	Albert Wong & Co.
April 14, 2011	Certified Public Accountants

SUNWAY GLOBAL INC.

CONSOLIDATED BALANCE SHEETS

AS AT DECEMBER 31, 2011 AND 2010

(Stated in US Dollars)

	Notes	2011	2010
ASSETS
Current assets
Cash and cash equivalents	2(k)	$1,550,911	$9,587,765
Trade receivables, net	5	6,883,677	9,287,453
Notes receivables		283,362	-
Inventories	8	2,764,560	1,379,917
Advances to suppliers		837,170	1,232,297
Prepayments		852,017	95,397
Tender deposits		176,860	274,140
Travel advances to officers	6	10,639	332,709
Advances to employees	7	455,666	269,303
Deferred tax assets		600,835	-

Total current assets		$14,415,697	$22,458,981
Restricted cash	2(l)	1,094	67,091
Amounts due from related companies	4	126,769	76,682
Property, plant and equipment, net	9	6,855,505	10,285,308
Intangibles, net	10	14,644,804	19,252,393
Deposit for technology-based design		3,402,547	-
Deposit for purchase of plant and equipment		-	163,840

TOTAL ASSETS		$39,446,416	$52,304,295

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current liabilities
Short term bank loans	11	$-	$303,407
Accounts payable		621,997	341,845
Income tax payable		4,307	381,663
Turnover and other taxes		77,512	328,760
Expected warranty liabilities	12	20,995	53,308
Customer deposits		1,748,881	1,122,063
Accrued liabilities		627,211	704,065

Total current liabilities		$3,100,903	$3,235,111
Warrants liabilities	13	1,165,692	17,519,515
TOTAL LIABILITIES		$4,266,595	$20,754,626

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.

CONSOLIDATED BALANCE SHEETS (Continued)

AS AT DECEMBER 31, 2011 AND 2010

(Stated in US Dollars)

	Notes	2011	2010

STOCKHOLDERS’ EQUITY

Series B Convertible Preferred Stock $0.0000001 par value; 400,000 shares authorized; 160,494 shares issued and outstanding at December 31, 2011 and 2010	13	$1	$1

Common stock at $0.0000001 par value; 100,000,000 shares authorized; 18,499,736 shares issued and outstanding at December 31, 2011 and 2010		2	2
Additional paid-in capital		13,833,383	13,833,383
Statutory reserves		4,267,115	4,267,115
Retained earnings		10,331,224	8,542,065
Accumulated other comprehensive income		6,748,096	4,907,103

		$35,179,821	$31,549,669

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$39,446,416	$52,304,295

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

AS AT DECEMBER 31, 2011 AND 2010

(Stated in US Dollars)

	Notes	2011	2010

Net revenues	17	$8,683,877	$23,018,247
Cost of net revenues	17	(4,699,506)	(7,699,171)

Gross profit		$3,984,371	$15,319,076

Selling expenses		(1,764,879)	(1,460,682)
General and administrative expenses		(6,225,060)	(4,127,337)

(Loss) / Income from operations		$(4,005,568)	$9,731,057
Interest income		32,092	23,666
Changes in fair value of warrants		16,353,823	23,288,812
Impairment of fixed assets and intangible assets		(2,439,271)	-
Loss on disposal of fixed assets and intangible assets		(2,318,889)	-
Compensation for product quality		(6,088,870)	-
Loss in the suspension of work for Daqing factory		(329,323)	-

Income before tax		$1,203,994	$33,043,535

Income tax	14	585,165	(1,532,991)

Net income		$1,789,159	$31,510,544

Net income per share:
-Basic	15	$0.10	$1.70

-Diluted	15	$0.08	$1.23

Weighted average number of common stock
-Basic	15	18,499,736	18,499,736

-Diluted	15	23,314,556	25,707,273

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AS AT DECEMBER 31, 2011 AND 2010

(Stated in US Dollars)

					Additional		Retained	Accumulated
	Preferred	Preferred	No. of		paid		earnings/	other
	Series	Series	shares	Common	in	Statutory	(Accumulated	comprehensive
	A	B	outstanding	stock	capital	reserves	deficit)	income	Total

Balance, January 1, 2010	$-	$1	18,499,736	$2	$13,833,383	$3,033,855	$(21,735,219)	$2,915,737	$(1,952,241)
Net income	-	-	-	-	-	-	31,510,544	-	31,510,544
Appropriations to statutory
reserves	-	-	-	-	-	1,233,260	(1,233,260)	-	-
Foreign currency translation
adjustment	-	-	-	-	-	-	-	1,991,366	1,991,366

Balance, December 31, 2010	$-	$1	18,499,736	$2	$13,833,383	$4,267,115	$8,542,065	$4,907,103	$31,549,669

Balance, January 1, 2011	$-	$1	18,499,736	$2	$13,833,383	$4,267,115	$8,542,065	$4,907,103	$31,549,669
Net income	-	-	-	-	-	-	1,789,159	-	1,789,159
Foreign currency translation
Adjustment	-	-	-	-	-	-	-	1,840,993	1,840,993

Balance, December 31, 2011	$-	$1	18,499,736	$2	$13,833,383	$4,267,115	$10,331,224	$6,748,096	$35,179,821

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(Stated in US Dollars)

	2011	2010
Cash flows from operating activities
Net income	$1,789,159	$31,510,544
Depreciation	1,944,036	1,839,470
Amortization	1,985,289	1,526,191
Changes in fair value of warrants	(16,353,823)	(23,288,812)
Impairment of fixed and intangible assets	2,439,271	429,263
Loss on disposal of fixed and intangible assets	2,318,889	-
Provision for doubtful debts	294,869	20,926
		-
Adjustments to reconcile net income
to net cash provided by operating activities:
Trade receivables, net	2,415,507	(5,478,654)
Note receivables	(283,362)	-
Inventories	(1,311,536)	(748,986)
Advances to suppliers	434,603	(250,022)
Prepayments	(741,111)	35,820
Tender deposits	105,914	(143,878)
Travel advances to officers	329,321	43,615
Advances to employees	(173,422)	(42,250)
Deferred tax assets	(600,835)	-
Amounts due from related companies	(46,480)	-
Accounts payable	263,036	59,105
Income tax payable	(385,549)	100,013
Turnover and other taxes	(259,472)	163,942
Expected warranty liabilities	(33,780)	18,991
Customer deposits	575,266	786,590
Accrued liabilities	(101,763)	22,353

Net cash (used in) / provided by operating activities	$(5,395,973)	$6,604,221

Cash flows from investing activities
Decrease in restricted cash	$65,997	$216,085
Sales proceeds from disposal of fixed and intangible assets	876,356	-
Purchase of plant and equipment	(557,717)	(1,366,435)
Increase in deposit for technology-based design	(3,402,547)	-
Purchase of intangible assets	-	(1,438,689)
		-
Net cash used in investing activities	$(3,017,911)	$(2,589,039)

Cash flows from financing activities

Repayment of short term bank loans	$(303,407)	$-
		-
Net cash used in financing activities	$(303,407)	$-

SUNWAY GLOBAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Stated in US Dollars)

	2011	2010

Net in cash and cash equivalents (used) / sourced	$(8,717,291)	$4,015,182

Effect of foreign currency translation on
cash and cash equivalents	680,437	855,343

Cash and cash equivalents–beginning of period	9,587,765	4,717,240

Cash and cash equivalents–end of period	$1,550,911	$9,587,765

Supplementary cash flow information:
Tax paid	$401,219	$1,432,979
Interest received	32,092	23,666

SUPPLEMENTAL NON-CASH DISCLOSURES:

1.	During the years ended December 31, 2011 and 2010, an amount of $ nil and $4,316,306 were transferred from “Deposit for technology-based design” to “property, plant and equipment”, respectively.

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An allowance for doubtful accounts is maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. Bad debts are written off as incurred. There were bad debts of $294,869 and $20,926 for the years ended December 31, 2011 and 2010 respectively.

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

	December 31, 2011	December 31, 2010

Bank of Communications, Branch of Daqing
City Economic Zone	$198,988	$8,612,371
China Construction Bank, Beijing Branch	1,209,771	471,540
Qingdao bank	1,461	66,117
Agricultural Bank of China	122,803	392,647
HSBC	1,186	34,788
Cash on hand	16,702	10,302
	$1,550,911	$9,587,765
(l)	Restricted cash

Restricted cash are pledged deposits in an escrow account for investor relations purpose.

(m)	Revenue recognition

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

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

The Group did not have lease which met the criteria of capital lease. Leases which do not qualify as capital lease are classified as operating lease. Operating lease rental payment included in general and administrative expenses were $89,636 and $97,111, and cost of sales were $30,722 and $14,755 for the years ended December 31, 2011 and 2010 respectively.

(q)	Advertising

The Group expensed all advertising costs as incurred. Advertising expenses included in selling expenses were $22,555 and $22,367 for the years ended December 31, 2011 and 2010 respectively.

(r)	Shipping and handling

All shipping and handling are expensed as incurred. Shipping and handling expenses included in selling expenses were $141,267 and $85,755 for the years ended December 31, 2011 and 2010 respectively.

(s)	Research and development

All research and development costs are expensed as incurred. The research and development costs included in general and administrative expenses were $158,789 and $240,445 for the years ended December 31, 2011 and 2010 respectively.

SUNWAY GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Stated in US Dollars)

2. Summary of significant accounting policies (Continued)

(t)	Retirement benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the statements of income as incurred. The retirement benefit expenses included in general and administrative expenses were $197,903 and $246,964 for the years ended December 31, 2011 and 2010 respectively.

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	2011	2010
Year ended RMB : USD exchange rate	6.3523	6.5918
Average yearly RMB : USD exchange rate	6.4544	6.7599

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

SUNWAY GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

As such, effective January 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in June 2007. On January 1, 2009 the Company recorded as a cumulative effect adjustment by decreasing additional paid-in capital amounting to $3,990,942 and decreasing beginning retained earnings by the amount of $65,910,931 and recording $69,901,873 as a warrant liability to recognize the fair value of such warrants on January 1, 2009. The fair value of the warrants was $1,165,692 and $17,519,515 on December 31, 2011 and December 31, 2010 respectively. The Company recognized $16,353,823 as income and $23,288,812 as income from the change in fair value of warrants for the years ended December 31, 2011 and 2010 respectively.

SUNWAY GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Stated in US Dollars)

2.	Summary of significant accounting policies (Continued)

(z) Recent accounting pronouncements

In January 2011, the FASB issued ASU 2011-01, “Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20”, which temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, for public entities. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The deferral in ASU 2011-01 is effective January 19, 2011 (date of issuance).

In April 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”, which clarifies when creditors should classify loan modifications as troubled debt restructurings. The guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the year. The guidance on measuring the impairment of a receivable restructured in a troubled debt restructuring is effective on a prospective basis. A provision in ASU 2011-02 also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by ASU 2010-20. The adoption of ASU 2011-02 is not expected to have a material impact on the Company’s financial condition or results of operations.

In April 2011, the FASB issued ASU 2011-03, Consideration of Effective Control on Repurchase Agreements, which deals with the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. ASU 2011-03 changes the rules for determining when these transactions should be accounted for as financings, as opposed to sales. The guidance in ASU 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The adoption of ASU 2011-03 is not expected to have a material impact on the Company’s financial condition or results of operation.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 clarifies some existing concepts, eliminates wording differences between U.S. GAAP and IFRS, and in some limited cases, changes some principles to achieve convergence between U.S. GAAP and IFRS. ASU 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 will be effective for the Company beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-04 to have a material effect on its operating results or financial position.

SUNWAY GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Stated in US Dollars)

2.	Summary of significant accounting policies (Continued)

(z) Recent accounting pronouncements (Continued)

In June 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standard Update (“ASU”) 2011-05, Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. ASU 2011-05 will be effective for the Company beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-05 to have a material effect on its operating results or financial position. However, it will impact the presentation of comprehensive income.

In July 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-06, Other Expenses (Topic 720): Fees Paid to the Federal Government by Health Insurers. This ASU amends the FASB Accounting Standards CodificationTM (Codification) to provide guidance about how health insurers should recognize and classify in their income statements fees mandated by the "Patient Protection and Affordable Care Act," as amended by the "Health Care and Education Reconciliation Act." ASU 2011-06 represents a consensus of the EITF on Issue No. 10-H, “Fees Paid to the Federal Government by Health Insurers.” ASU 2011-06 requires that the liability for the fee be estimated and recorded in full once the entity provides qualifying health insurance in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable. ASU 2011-06 is effective for calendar years beginning after December 31, 2013, when the fee initially becomes effective.

In September 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.

In September 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-09, Compensation-Retirement Benefits-Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan. ASU 2011-09 is intended to address concerns from various users of financial statements on the lack of transparency about an employer’s participation in a multiemployer pension plan. Users of financial statements have requested additional disclosure to increase awareness of the commitments and risks involved with participating in multiemployer pension plans. The amendments in this ASU will require additional disclosures about an employer’s participation in a multiemployer pension plan. Previously, disclosures were limited primarily to the historical contributions made to the plans. ASU 2011-09 applies to nongovernmental entities that participate in multiemployer plans. For public entities, ASU 2011-09 is effective for annual periods for fiscal years ending after December 15, 2011. For nonpublic entities, ASU 2011-09 is effective for annual periods for fiscal years ending after December 15, 2012. Early adoption is permissible for both public and nonpublic entities. ASU 2011-09 should be applied retrospectively for all prior periods presented.

SUNWAY GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Stated in US Dollars)

2.	Summary of significant accounting policies (Continued)

(z) Recent accounting pronouncements (Continued)

In December 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-10, Property, Plant, and Equipment (Topic 360): Derecognition of in Substance Real Estate-a Scope Clarification. ASU No. 2011-10 is intended to resolve the diversity in practice about whether the guidance in Subtopic 360-20, Property, Plant, and Equipment—Real Estate Sales, applies to a parent that ceases to have a controlling financial interest (as described in Subtopic 810-10, Consolidation—Overall) in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt. This Update does not address whether the guidance in Subtopic 360-20 would apply to other circumstances when a parent ceases to have a controlling financial interest in a subsidiary that is in substance real estate. ASU 2011-10 should be applied on a prospective basis to deconsolidation events occurring after the effective date; with prior periods not adjusted even if the reporting entity has continuing involvement with previously derecognized in substance real estate entities. For public entities, ASU 2011-10 is effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. For nonpublic entities, ASU 2011-10 is effective for fiscal years ending after December 15, 2013, and interim and annual periods thereafter. Early adoption is permitted.

In December 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU No. 2011-11 is intended to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this Update. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented.

In December 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU No. 2011-11 is intended to supersede certain pending paragraphs in Accounting Standards Update No. 2011-05,Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to effectively defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the Board time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities should begin applying these requirements for fiscal years ending after December 15, 2012, and interim and annual periods thereafter.

SUNWAY GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Stated in US Dollars)

3.	CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments which potentially expose the Group to concentrations of credit risk, consists of cash and trade receivables as of December 31, 2011 and 2010. The Group performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

As of December 31, 2011 and 2010, the Group’s bank deposits were all placed with banks in the PRC and Hong Kong where there is currently no rule or regulation in place for obligatory insurance of bank accounts.

For the years ended December 31, 2011 and 2010, the group’s sales were generated from the PRC and Western Europe. Trade receivables as of December 31, 2011 and 2010 arose in the PRC and Europe.

The maximum amount of loss due to credit risk that the group would incur if the counter parties to the financial instruments failed to perform is represented the carrying amount of each financial asset in the balance sheet.

Normally the Group does not obtain collateral from customers or debtors.

Details of the customers accounting for 10% or more of the Group’s revenue are as follows:

	2011	2010

Customer A	$-	$1,548,099
Customer B	-	1,744,848
Customer C	-	1,760,381
Customer D	-	1,579,165
Customer E	-	2,164,233
Customer F	1,189,012	-

Details of customers accounting for 10% or more of the Group’s trade receivables are as follows:

	2011	2010

Customer A	$332,386	$671,940
Customer B	256,827	851,516
Customer C	291,466	541,585
Customer D	261,008	836,952
Customer E	291,256	874,686
Customer F	417,594	500,458
Customer G	807,578	391,563

SUNWAY GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Stated in US Dollars)

4.	AMOUNTS DUE FROM RELATED COMPANIES

The following table provides the details of amounts due from related companies:

	2011	2010

Rise Elite International Ltd.	$830	$830
Daqing Sunway Software Tech Co., Ltd.	125,939	75,852
	$126,769	$76,682

Amount due from Rise Elite International Ltd. (Rise Elite) was $830, a related company where Mr. Liang Deli, the director of the Group is a shareholder. The amount is held by Rise Elite for the initial setup expenses. The amount was unsecured, interest free and repayable on demand.

Amount due from Daqing Sunway Software Tech Co., Ltd. was $125,939, a related company where Mr. Zhao Qichao, the director of the Group is a shareholder. The amount was unsecured, interest free and repayable on demand.

5.	TRADE RECEIVABLES, NET

Trade receivables comprise the followings:

	2011	2010

Trade receivables, gross	$7,219,617	$9,327,032
Provision for doubtful debts	(335,940)	(39,579)
Trade receivables, net	$6,883,677	$9,287,453

There were trade receivables of $477,586 and $ nil due over one year for the years ended December 31, 2011 and 2010 respectively, which mainly represented the retention of contracts. The remaining balance was due within one year aging.

An analysis of the allowance for doubtful accounts for the years ended December 31, 2011 and 2010 is as follows:

	2011	2010

Balance at beginning of period	$39,579	$17,983
Addition of the provision	294,869	20,926
Foreign exchange adjustment	1,492	670
Balance at end of period	$335,940	$39,579

Allowance was made when collection of the full amount is no longer probable. Management reviews and adjusts this allowance periodically based on historical experience, current economic climate as well as its evaluation of the collectability of outstanding accounts. The Group evaluates the credit risks of its customers utilizing historical data and estimates of future performance.

SUNWAY GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Stated in US Dollars)

6.	TRAVEL ADVANCES TO OFFICERS

Travel advances were made to officers. These officers are the management of the company and these advances are used to enable their execution of operational duties such as marketing and sales promotion. The following table provides the details of the outstanding accounts. They are unsecured, interest free and repayable on demand.

	2011	2010

Bo Liu	$-	$319,697
Deli Liang	10,639	13,012
	$10,639	$332,709

The following table provides the activity in the travel advances to officers:

	2011	2010

Beginning balance	$332,709	$71,372
Add: Advanced during the period/year	85,345	570,554
Less: Transferred to income statement	(94,333)	(43,887)
Repayment by officers	(313,082)	(265,330)
Ending balance	$10,639	$332,709

7.	ADVANCES TO EMPLOYEES

Advances to employees are advances for purchases and travelling. They are unsecured, interest free and repayable on demand. The following table provides the activity in the advances to employees:

	2011	2010

Beginning balance	$269,303	$217,865
Add: Advanced during the period/year	1,415,966	688,121

Less: Transferred to income statement	(925,341)	(314,842)
Recollected from employees	(304,262)	(321,841)
Ending balance	$455,666	$269,303

8.	INVENTORIES

Inventories comprise the followings:

	2011	2010

Finished goods	$2,093,393	$943,148
Work in process	218,788	116,157
Raw materials	452,379	320,612
	$2,764,560	$1,379,917

SUNWAY GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Stated in US Dollars)

9.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net comprise the followings:

	2011	2010
At cost
Buildings	$2,195,166	$2,128,873
Machinery and equipment	953,761	1,257,656
Moldings	9,651,031	9,300,380
Computer software	2,283,786	2,186,190
Office equipment and motor vehicles	713,585	653,781

	$15,797,329	$15,526,880
Less: accumulated depreciation	(8,391,785)	(6,551,027)
Less: accumulated impairment	(590,579)	-

	$6,814,965	$8,975,853
Construction in progress	40,540	1,309,455

	$6,855,505	$10,285,308

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

In 2011, the Company recorded an impairment loss of moldings in the amount of $581,237. The circumstances leading to the impairment are attributed to the forecasted results of the product - Sunway Automatic Medicament Emitting (“SAME”). The Company considered historical rates and current market conditions when determining the discount and growth rates to use in its analyses. If these estimates or their related assumptions change in the future, it may be required to record further impairment charges.

Depreciation expenses are included in the statement of income as follows:

	2011	2010

Cost of net revenues	$1,308,391	$1,222,724
General and administrative expenses	232,473	81,784
Selling expenses	73,849	50,551
Loss in the suspension of work for Daqing	329,323	-
Total depreciation expenses	$1,944,036	$1,355,059

SUNWAY GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Stated in US Dollars)

10.	INTANGIBLES, NET

Details of intangibles are as follows:

	2011	2010

Land use rights, at cost	$1,343,261	$2,702,675
Technology-based design, at cost	21,129,748	20,362,041
	$22,473,009	$23,064,716
Less: accumulated amortization	(5,940,306)	(3,812,323)
Less: accumulated impairment	(1,887,899)	-
Total intangibles, net	$14,644,804	$19,252,393

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

In 2009, the Group acquired the design and internal device control of medicine dispensing and packing machine, for a consideration of $6,988,882 (RMB47,300,000).

Amortization expense included in the general and administrative expenses for the years ended December 31, 2011 and 2010 were $1,985,289 and $1,526,191 respectively.

In 2011, the Company recorded an impairment loss of technology-based design in the amount of $1,858,034. The circumstances leading to the impairment are attributed to the forecasted results of the product - Sunway Automatic Medicament Emitting (“SAME”). The Company considered historical rates and current market conditions when determining the discount and growth rates to use in its analyses. If these estimates or their related assumptions change in the future, it may be required to record further impairment charges.

SUNWAY GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Stated in US Dollars)

11.	SHORT-TERM BANK LOANS

A short-term bank loan was initiated on August 31, 2010 and paid-off on February 25, 2011 by a director.

As of December 31, 2011, the bank loan balance was as follows:

	2011	2010
Loans from Bank of Qingdao, interest rates at 6.37% per annum, due August 30, 2011	$303,407	$303,407
Less: Repayment during the period	(303,407)	-
	$-	$303,407

12.	EXPECTED WARRANTY LIABILITIES

An analysis of the expected warranty liabilities for the years ended December 31, 2011 and 2010 is as follows:

	2011	2010

Beginning balance	$53,308	$32,618
Warranty expense for the year	(33,780)	19,476
Foreign currency difference	1,467	1,214
Ending balance	$20,995	$53,308

SUNWAY GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

On June 6, 2007, we issued to Kuhns Brothers, Inc. and its designees an aggregate of 17,646 shares of Series A Preferred and a Series E warrant to purchase an aggregate of 496,296 shares of common stock of the Company at $1.62 per share in connection with the reverse merger transaction pursuant to the placement agent agreement with the Kuhns Brothers, Inc.

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

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

As such, effective January 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in June 2007. On January 1, 2009 the Company recorded as a cumulative effect adjustment by decreasing additional paid-in capital amounting to $3,990,942 and decreasing beginning retained earnings by the amount of $65,910,931 and recording $69,901,873 as a warrant liability to recognize the fair value of such warrants on January 1, 2009. The fair value of the warrants was $1,165,692 and $17,519,515 on the years ended December 31, 2011 and 2010 respectively. The Company recognized $16,353,823 and $23,288,812 as income from the change in fair value of warrants for the years ended December 31, 2011 and 2010 respectively.

For the years ended December 31, 2011 and 2010, the Company adopts lattice model with Monte Carlo Simulations to measure the various outcome so as to calculate the most likely expected future value of the convertible shares at a define time period. The Company believes that the lattice model can improve the valuation of the existing warrants with consideration of early exercise rights and down ratchet exercise price reset provision. The change is accounted for as change in accounting estimates. As opposed to closed form model like Black Scholes which assumes warrants be exercised on expiry date, the lattice model assumes a low probability of early exercise due to declining stock prices and sample different price paths using Monte Carlo simulation.

SUNWAY GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Stated in US Dollars)

14.	Income taxes

The Company, being registered in the State of Nevada and which conducts all of its business through its subsidiaries incorporated in PRC, is not subject to federal income tax until the operating profits was rebounded back to Untied States. The subsidiaries are SWT, Sunway, Beijing Sunway, Liheng (see note 1).

SWT, Sunway and Beijing Sunway, being registered in the PRC, are subject to PRC’s Corporate Income Tax (“CIT”). Under applicable income tax laws and regulations, an enterprise located in PRC, including the district where our operations are located, is subject to a rate of 25% for the years ended December 31, 2011 and 2010.

However, Liheng is a foreign investor company, and in accordance with the relevant regulations regarding the favourable tax treatment for foreign investor companies as of 2008, Liheng is entitled to a reduced tax rate of 15% from 2010 to 2012.

The Group uses the asset and liability method, where deferred tax assets and liabilities are determined based in the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. There are temporary differences on deferred tax asset $600,835 on net operating loss as of December 31, 2011 and no deferred tax asset and liabilities as of December 31, 2010.

SUNWAY GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Stated in US Dollars)

14.	Income taxes (Continued)

A reconciliation between the income tax computed at the U.S. statutory rate and the Group’s provision for income tax is as follows:

	2011	2010

U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	(34)%	(34)%
PRC CIT	25%	25%
Tax holiday	(10)%	(10)%
Provision for income taxes	15%	15%

The provision for income taxes consists of the following:

	2011	2010

Current tax - PRC CIT	$15,670	$1,532,991

Deferred tax provision	(600,835)	-
Income tax	$(585,165)	$1,532,991

Reconciliation of these items is as follows:

	2011	2010

Income before tax	$1,203,994	$33,043,535
Add: Impairment of fixed and intangible assets	2,439,271	429,263
Loss on disposal of fixed and intangible assets	2,318,889	-
Tax loss not deductible among subsidiaries	10,358,719	-
Other non-tax deductible items	137,417	35,954

Less: Change in fair value of warrants	(16,353,823)	(23,288,812)

Taxable income (adjusted)	$104,467	$10,219,940

SUNWAY GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Stated in US Dollars)

15.	EARNINGS PER SHARE

The calculation of the basic and diluted earnings per share attributable to the common stock holders is based on the following data:

	2011	2010
Income:
Income for the purpose of basic earnings per share	$1,789,159	$31,510,544
Effect of dilutive potential common stock	-	-

Income for the purpose of dilutive earnings per share	$1,789,159	$31,510,544

Number of shares:
Weighted average number of common stock for the purpose of basic earnings per share	18,499,736	18,499,736
Effect of dilutive potential common stock
-conversion of Series A convertible preferred stock	-	-
-conversion of Series B convertible preferred stock	4,814,820	4,814,820
-conversion of Warrant Series A	-	1,368,800
-conversion of Warrant Series B	-	133,023
-conversion of Warrant Series J	-	-
-conversion of Warrant Series C	-	890,894
-conversion of Warrant Series D	-	-

Weighted average number of common stock for the purpose of dilutive earnings per share	23,314,556	25,707,273

SUNWAY GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Stated in US Dollars)

16.	COMMITMENTS AND CONTINGENCIES

The Group has entered into a tenancy agreement for factory expiring through 2011. Total rental expenses for the years ended December 31, 2011 and 2010 amounted to $120,358 and $111,866 respectively.

As at December 31, 2011, the Group’s commitments for minimum lease payments under these leases for the next one year are as follows:

December 31,
2012	$67,141
2013 and thereafter	-

$67,141

17.	SEGMENT INFORMATION

The Group currently is engaged in the manufacturing and selling of logistic transport systems and categorized in one segment. The Group has contracted with customers with five types of product altogether, workstation type A, workstation type B, workstation type C, Sunway Automatic Dispensing and Packing (“SADP”), Sunway Automatic Medicament Emitting(“SAME”) and others . Workstation types A, B and C are of the same function but with different product design.

Net revenues and cost of revenues by product:

2011	Workstation	Workstation	Workstation
	Type A	Type B	Type C	SADP	SAME	Others	Consolidated

Net revenues	$97,633	265,617	3,407,045	3,861,786	290,003	761,793	8,683,877
Cost of net
Revenues	(44,593)	(173,460)	(1,360,903)	(2,135,459)	(242,336)	(742,755)	(4,699,506)

	$53,040	92,157	2,046,142	1,726,327	47,667	19,038	3,984,371

2010	Workstation	Workstation	Workstation
	Type A	Type B	Type C	SADP	Others	Consolidated

Net revenues	$4,722,348	206,699	15,052,215	2,533,748	503,237	23,018,247
Cost of net
revenues	(1,512,074)	(52,683)	(5,098,085)	(856,462)	(179,867)	(7,699,171)

	$3,210,274	154,016	9,954,130	1,677,286	323,370	15,319,076

The Group’s operations are located in the PRC. All revenues are derived from customers in the PRC and Europe. All of the Group’s assets are located in the PRC. Sales of workstations are carried out in the PRC. Accordingly, no analysis of the Group's sales and assets by geographical market is presented.

SUNWAY GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

Warrant Liability: As of December 31, 2011 and 2010, the Company adopted the lattice valuation method to improve the valuation of the existing warrants with early exercise rights and down ratchet exercise price reset provision. The change is accounted for as change in accounting estimates. As opposed to closed form model like Black Scholes which assumes warrants be exercised on expiry date, the lattice model assumes a low probability of early exercise due to declining stock prices and sample different price paths using Monte Carlo simulation.

SUNWAY GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Stated in US Dollars)

19.	SUBSEQUENT EVENTS

In preparing these financial statements, the Company evaluated the events and transactions that occurred from January 1, 2012 through April 14, 2012, the date these financial statements were issued. The Company has made the required additional disclosures in reporting periods in which subsequent events occur.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

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

During the course of internal evaluation, the following misstatement and control weakness are noted for the fiscal year ended December 31, 2011:

There are no independent directors on the Board of Directors, and the directors have a little understanding of U.S. GAAP and Sarbanes-Oxley Act 404 requirements from PwC’s training as part of their Internal Control Advisory Engagement in 2009.

Based upon their evaluation as of the end of the period covered by this annual report, the Company's chief executive officer and chief financial officer concluded that, because of the significant deficiencies in internal control over financial reporting described below, the Company's disclosure controls and procedures are not effective as of December 31, 2011.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2011, Management identified significant deficiencies related to the following:

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

Management believes that these deficiencies do not amount to a material weakness, and it has concluded that our internal controls over financial reporting were not effective as of December 31, 2011.

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

Our management is not aware of any material weaknesses in our internal control over financial reporting, and nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statements as of December 31, 2011.  The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements. Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement or omission in any report we have filed with or submitted to the Commission. Accordingly, we believe that our financial controls were effective.

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

Changes in Internal Control over Financial Reporting

Other than as disclosed above, no changes in the Company's internal control over financial reporting have come to management's attention during the Company's last fiscal quarter that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting. After hiring PwC to enhance the internal control system, the internal control over financial reporting is also included in this process. No final report has been received yet. Should PWC make any proposals to enhance the Company’s internal control over financial reporting such proposals will carefully be considered by the Company, and we will disclose the changes that we may execute to improve our internal control system.

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

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Set forth below is certain information regarding our directors and executive officers.  Our Board of Directors is comprised of two directors.

The following table sets forth certain information with respect to our directors and executive officers.

Directors and Executive Officers	Position/Title	Age
Liang Deli	President, Chief Executive Officer and Chairman	49
Liu Bo (1)	Former Chief Executive Officer and Chairman	46
Samuel Sheng	Chief Financial Officer	41
Sun Weishan	Chief Operating Officer and Secretary	50

(1) Liu Bo resigned as Chief Executive Officer and Chairman of the Board of Directors of the Company on September 6, 2011.

There are no family relationships between any of our directors or executive officers.

Each of our directors is elected to serve until the next annual meeting of our shareholders and until his successor is elected and qualified or until such director’s earlier death, removal or termination.

Set forth below is biographical information about our current directors and executive officers:

Liang Deli, our President and Chief Executive Officer and a director, has been Chairman of the Board and CEO since September 2011, and became a director upon the resignation of Richard Astrom in June 2007. He has been Vice President of Sunway since August 1997, and is under contract to serve in that position until 2017. Mr. Liang’s area of focus is Sunway’s technology and market operations. Mr. Liang received a Bachelor degree in the field of Automatic Systems Design and Control from Shenyang Industry University in Liaoning Province, China in 1983.

Liu Bo, our former President and Chief Executive Officer and a director, has been Chairman of the Board, CEO and a director of Daqing Sunway since March 1993, and has resigned as CEO, Chairman and director on September 6, 2011. Sunway is an affiliate of Rise Elite and WTL. Mr. Liu has a Bachelor’s degree in the field of Automatic Systems Engineering from Qiqihaer University in Heilongjiang Province, China in 1986.

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

To our knowledge, during the last ten years, none of our directors and executive officers (including those of our subsidiaries) has:

‚	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

‚	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

‚	Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

‚	Been found by a court of competent jurisdiction (in a civil action), the SEC, the Commodities Futures Trading Commission, or any self-regulatory organization or equivalent exchange, association, entity or organization that has disciplinary authority over the Company or the executive officer/director to have violated a federal or state securities or commodities law, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity, and the judgment or administrative order has not been reversed, suspended or vacated.

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

The board held two meetings during the fiscal year of 2011. These meetings include meetings that were held by means of a conference telephone call, but do not include actions taken by unanimous written consent.

Each director attended at least 100% of the total number of meetings of the board during the year. Our non-management directors did not meet in executive session during 2011.

Director Experience

The Board believes that each of the Company’s directors should possess the highest personal and professional ethics, integrity and values, and be committed to representing the long-term interests of the Company’s shareholders. When evaluating candidates for election to the Board, the Board seeks candidates with certain qualities that it believes are important, including integrity, an objective perspective, good judgment, and leadership skills. The Board has also considered the fact that all of our directors have worked for, or served on the boards of directors of, a variety of companies in a range of industries. The Board believes that through their varying backgrounds, the Company’s directors bring a wealth of experiences, new ideas and solutions to the Board. Specifically, the Board has noted that our directors have the following skills and qualifications that, among others, have made them particularly suited to serve as a director of Sunway Global:

‚	Mr. Liang Deli is 49 years old, holds a bachelor’s degree, and is a senior engineer. He joined Sunway in 1997.Mr. Deli led the R&D team to National New Product Award. Mr. Liang graduated with an MBA from Tsinghua University and spent two years training in Japan and Singapore.

Audit Committee

We have not yet appointed an audit committee, and our board of directors currently acts as our audit committee. At the present time, we believe that the Board is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

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

Nominating Procedures

During 2011 there were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Section 16 Beneficial Ownership Compliance

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of the Company’s common stock, to file initial reports of ownership and reports of changes in ownership of our common stock with the SEC.

Based solely on the reports received by the Company and on written representations from certain reporting persons, we believe that the directors, executive officers and persons who beneficially own more than 10% of the Company’s common stock during the fiscal year ended December 31, 2011 have been in compliance with Section 16(a).

ITEM 11.	EXECUTIVE COMPENSATION.

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our Chief Executive Officer and other executive officers during the years ended December 31, 2011 and 2010.

Summary Compensation Table

The following is a summary of the compensation paid by us to the individuals who have served as our CEO and any executive officers who have received compensation in excess of $100,000 for the two years ended December 31, 2011 and 2010.

		Salary (cash or non-cash)	Bonus (cash or non-cash)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Liu Bo CEO and Chairman (former) (1)	2011	61,973	-	-	-	-	-	-	61,973
	2010	91,463	-	-	-	-	-	-	91,463

Liang Deli CEO and Chairman (current) (1)	2011	74,368	-	-	-	-	-	-	74,368
	2010	70,278	-	-	-	-	-	-	70,278

Samuel Sheng CFO (current)	2011	74,368	-	-	-	-	-	-	74,368
	2010	73,170	-	-	-	-	-	-	73,170

Sun Weishan COO (current)	2011	74,368	-	-	-	-	-	-	74,368
	2010	73,170	-	-	-	-	-	-	73,170

(1)On September 6, 2011, Liu Bo resigned as Chief Executive Officer and Chairman of the Board of Directors and all positions held the Company, effective as September 6, 2011.  On September 6, 2011, the Board of Directors of the Company appointed Liang Deli as Chief Executive Officer and Chairman of the Board of Directors of the Company effective immediately.

Outstanding Equity Awards at Fiscal Year-End

As of our fiscal years ended December 31, 2011 and 2010, we did not have any stock option plan or stock incentive plan and there were no outstanding equity awards as of our fiscal years ended December 31, 2011 and 2010. No equity awards were granted during the year ended December 31, 2011.

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

The following table sets forth a summary of compensation paid to our directors during the fiscal years ended December 31, 2011 and 2010.

Name and Principal Position	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(5)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings($)	All Other Compensation ($)	Total ($)
Liu Bo	2011	$61,973	-	-	-			61,973
Former Chairman (1)	2010	$91,463	-		-	-	-	91,463
Liang Deli	2011	$74,368	-	-	-	-	-	74,368
Chairman (1)	2010	$70,278	-	-	-	-	-	70,278

(1)	On September 6, 2011. Liu Bo resigned as director of the Company, effective September 6, 2011. Liang Deli was appointed as Chairman of the Board of Directors.

ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ANDRELATED STOCKHOLDER MATTERS.

The following table lists stock ownership of our common stock as of April 13, 2012.  The information includes beneficial ownership by (i) holders of more than 5% of our common stock, (ii) each of our current directors and executive officers and (iii) all of our directors and executive officers as a group.

The information is determined in accordance with Rule 13d-3 promulgated under the Exchange Act based upon information furnished by the persons listed or contained in filings made by them with the Commission. Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our common stock been beneficially owned by them.

Amount and Nature of Beneficial Ownership

Name and Address of Beneficial Owner	Director/Officer	Amount and Nature of Beneficial Ownership (1)		Percentage of Class (1)

Rise Elite International Limited		12,653,160	(2)	68.40%

Vision Opportunity Master Fund, Ltd.		4,754,772	(3)	9.9%

Vision Capital Advantage Fund. L.P.		596,808	(3)	9.9%

Liu Bo	Former President, Chief Executive Officer and Director	-	(4)	-

Liang Deli	President, Chief Executive Officer and Director	12,653,160	(5)	68.40%

Samuel Sheng	Chief Financial Officer	-		-

Sun Weishan	Chief Operating Officer and Secretary	-		-

All directors and officers as a group		12,653,160		68.40%

(1) Applicable percentage ownership is based on 18,499,736 shares of common stock outstanding as of April 13, 2012, together with securities exercisable or convertible into shares of common stock within 60 days of March 31, 2012 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of April 13, 2012 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2) Mr. Liang, the majority shareholder and sole officer and director of Rise Elite, has voting and dispositive control over the shares of common stock held by Rise Elite.

(3) Vision Capital Advisors, LLC (“Vision Capital Advisors”) serves as investment manager to Vision Opportunity Master Fund, Ltd. and Vision Capital Advantage Fund. L.P. (collectively, the “Funds”). Adam Benowitz, Managing Member of Vision Capital Advisors and Director of each of the Funds, holds the power to vote and dispose of the subject shares.

Based upon the Form 4 filed by Vision Capital Advantage Fund, L.P. on April 20, 2009, it holds 596,808 shares of Common Stock of the Company.

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

(4) Liu Bo was a shareholder of Rise Elite holding 70.39% ownership interest in Rise Elite before September 6, 2011. On September 6, 2011 Mr. Liu sold 35.19% ownership interest in Rise Elite to Mr. Liangdeli and 35.20% ownership interest in Rise Elite to Mr. Zhaoqichao.

(5) Liang Deli is shareholder of Rise Elite holding 40.93% ownership interest in Rise Elite. He has voting and dispositive control over the shares of common stock held by Rise Elite.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORINDEPENDENCE.

Certain Relationships and Related Transactions

Except as in the transactions set forth below, there have been no material transactions during the past two years between us and any officer, director or any shareholder owning greater than 5% of our outstanding shares, or any of their immediate family members:

As of the beginning of fiscal year 2008, $585,678 was due from Beijing Sunway New-Force Medical Treatment Tech Co.,Ltd. (“Beijing Sunway”),a related company in which Liang Deli, a director of Sunway Global, held a 44% equity interest prior to March 2008. This All of this loan was re-paid in full in March 2008.

As of December 31, 2011, a nominal amount of $830, was due from Rise Elite, a related company owned by Liang Deli, our chief executive officer and chairman of the board of directors. As of December 31, 2011, amount due from Daqing Sunway Software Tech Co., Ltd. was $125,939, a related company where Mr. Zhao Qichao, a director of the Company is a shareholder. The amount was unsecured, interest free and repayable on demand.

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

Director Independence

The Company currently has one director, Liang Deli. Mr. Liang does not qualify as an “independent” director as that term is defined under the federal securities laws and the rules of The NASDAQ Stock Market. Our company, however, recognizes the importance of good corporate governance and intends to appoint an audit committee comprised entirely of independent directors, including at least one financial expert, during our 2011fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees incurred by the Company’s independent registered public accounting firms, for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2011 and December 31, 2010, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q and other SEC filings during those fiscal years were approximately $96,000 and $86,000, respectively.

Audit-Related Fees

The aggregate fees incurred by the Company’s independent registered public accounting firms were approximately $9,290 and $4,500, respectively, for audit-related services during the years ended December 31, 2011 and December 31, 2010.

Tax Fees

The Company did not incur any tax fees from its independent registered public accounting firms for services rendered to the Company for the fiscal years ended December 31, 2011 and December 31, 2010.

All Other Fees

The Company did not incur any other fees from its independent registered public accounting firms for services rendered to the Company, other than the services covered in "Audit Fees" for the fiscal years ended December 31, 2011 and December 31, 2010.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibits:

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation, as amended and corrected. (1)
3.2	Bylaws. (2)
3.3	Specimen of Common Stock certificate. (1)
3.4	Certificate of Designations authorizing the Series A Convertible Preferred Stock, as amended and corrected. (1)
3.5	Certificate of Designations authorizing the Series B Convertible Preferred Stock, as amended and corrected. (1)
4.1	Series B Stock Purchase Agreement, dated as of June 5, 2007, by and among the Company, Vision Opportunity Master Fund, Ltd. and each of the other investors party thereto. (1)
4.2	Registration Rights Agreement, dated as of June 5, 2007, by and between the Company and Vision Opportunity Master Fund, Ltd. (1)
4.3	Lock-Up Agreement, dated as of June 5, 2007, by and among the Company and Rise Elite. (1)
4.4	Form of Series A Warrant. (1)
4.5	Form of Series B Warrant. (1)
4.6	Form of Series C Warrant. (1)
4.7	Form of Series D Warrant. (1)
4.8	Form of Series J Warrant. (1)
4.9	Form of Series E Warrant issued to Kuhns Brothers. (1)
10.1	Share Exchange Agreement, dated as of June 5, 2007, by and between the Company, Rise Elite and World Through Limited. (1)
10.2	Securities Purchase Agreement, dated as of June 5, 2007, by and between the Company, Rise Elite, Vision Opportunity Master Fund, Richard Astrom, Christopher Astrom, and certain other parties signatory thereto. (1)
10.3	Form of Escrow Agreement, dated June 5, 2007, by and between the Company, Rise Elite, Vision and Loeb and Loeb LLP. (3)
10.4	Engagement Letter Agreement, dated September 1, 2006, by and between Sunway and Kuhns Brothers, Inc. (1)
10.5	Form of Securities Escrow Agreement, dated June 5, 2007, by and between the Company, Vision Opportunity Master Fund, Ltd., Rise Elite and Loeb and Loeb LLP. (1)
10.6	Form of Consignment Agreement, dated as of June 5, 2007, between Rise Elite and the Shareholders of Sunway. (3)
10.7	Form of Consignment Transfer Agreement, dated as of June 5, 2007, between Rise Elite and WTL. (3)
10.8	Exclusive Purchase Option Agreement, dated as of June 5, 2007, between shareholders of Sunway and WTL. (3)
10.9	Intellectual Property Transfer Agreement, dated as of June 5, 2007, between Sunway and SWT. (3)
10.10	Intellectual Property Licensing Agreement, dated as of June 5, 2007, between Sunway and SWT. (3)
10.11	Consigned Management Agreement, dated as of June 5, 2007, between SWT, Sunway, and the shareholders of Sunway. (3)

10.12	Loan Agreement, dated as of June 5, 2007, between Sunway and SWT. (3)
10.13	Equipment Lease Agreement, dated as of June 5, 2007, between Sunway and SWT. (3)
10.14	Amendment to Registration Rights Agreement dated July 24, 2007 by and between the Company, Vision Opportunity Master Fund, Ltd., and Columbia China Capital Group, Inc. (4)
10.15	Amendment to Registration Rights Agreement dated June 19, 2008 by and between the Company and Vision Opportunity Master Fund, Ltd. (4)
10.16	Capital Transfer Agreement, dated March 16, 2008, by and among SWT, Liang DeLi, Sun Xitao, and Yao Liyan. (5)
10.17	Share and Asset Transfer Agreement, dated August 31, 2008, by and between Liheng Enterprise Company Limited and SWT. (6)
10.18	Lease Agreement, by and between Beijing Jiahai Realty Development Co., Ltd., Beijing Jiahai Property Management Co., Ltd., and Beijing Sunway New-force Medical Treatment Tech Co., Ltd. (6)
10.19	Lease Agreement, dated March 18, 2008, by and between Daqing Sunway and DaqingZhuangyeGuangchang Co., Ltd. (6)
21.1	List of Subsidiaries. (6)
31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Act of 2002 Section 302.*
31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Act of 2002 Section 302.*
32.1	Certification by Chief Executive Officer pursuant to Sarbanes-Oxley Act of 2002 Section 906.*
32.2	Certification by Chief Financial Officer pursuant to Sarbanes-Oxley Act of 2002 Section 906.*

EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

SUNWAY GLOBAL INC.

April 16, 2012	By:	/s/ Liang Deli
Liang Deli
Chief Executive Officer and Chairman
(principal executive officer)

/s/ Samuel Sheng
Samuel Sheng
Chief Financial Officer (Principal Financial
and Accounting officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

	Chief Executive Officer and	April 16, 2012
/s/ Liang Deli	Chairman of the Board of Directors
Liang Deli

	Chief Financial Officer	April 16, 2012
/s/ Samuel Sheng
Samuel Sheng

