Form 10-Q
period 2012-03-31
Sunway Global Inc.
filed 2012-05-21
CIK 1096840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

  WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

 As of May 18, 2012, there were 18,499,736 outstanding shares of the Registrant's Common Stock, $0.0000001 par value.

2

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNWAY GLOBAL INC.

3

SUNWAY GLOBAL INC.

CONSOLIDATED BALANCE SHEETS

AS AT MARCH 31, 2012 AND DECEMBER 31, 2011

(Stated in US Dollars)

	Notes	March 31, 2012 (Unaudited)	December 31, 2011 (Audited)
ASSETS
Current assets
Cash and cash equivalents	2(k)	$547,297	$1,550,911
Trade receivables, net	5	7,500,115	6,883,677
Notes receivables		79,212	283,362
Inventories	8	3,431,261	2,764,560
Advances to suppliers		1,735,738	837,170
Prepayments		622,748	852,017
Tender deposits		218,189	176,860
Travel advances to shareholders	6	42,399	10,639
Advances to employees	7	476,202	455,666
Deferred tax assets		637,611	600,835

Total current assets		$15,290,772	14,415,697
Restricted cash	2(l)	1,094	1,094
Amount due from a related company	4	80,042	126,769
Property, plant and equipment, net	9	6,393,535	6,855,505
Intangibles, net	10	14,245,714	14,644,804
Deposit for technology-based designed		3,424,163	3,402,547
Deposit for purchase of plant and equipment		-	-

TOTAL ASSETS		$39,435,320	39,446,416

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short term bank loans	11	$-	-
Accounts payable		1,102,195	621,997
Income tax payable		3,771	4,307
Turnover and other taxes		29,686	77,512
Expected warranty liabilities	12	21,129	20,995
Customer deposits		2,072,894	1,748,881
Accrued liabilities		820,746	627,211

Total current liabilities		$4,050,421	3,100,903
Warrants liabilities	13	197,824	1,165,692
TOTAL LIABILITIES		$4,248,245	4,266,595

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.

CONSOLIDATED BALANCE SHEETS (Continued)

AS AT MARCH 31, 2012 AND DECEMBER 31, 2011

(Stated in US Dollars)

	Notes	March 31, 2012 (Unaudited)	December 31, 2011 (Audited)

STOCKHOLDERS’ EQUITY

Series B Convertible Preferred Stock $0.0000001 par value; 400,000 shares authorized; 160,494 shares issued and outstanding at MARCH 31, 2012 AND DECEMBER 31, 2011	13	$1	$1

Common stock at $0.0000001 par value; 100,000,000 shares authorized; 18,499,736 shares issued and outstanding at MARCH 31, 2012 AND DECEMBER 31, 2011		2	2
Additional paid-in capital		13,833,383	13,833,383
Statutory reserves		4,267,115	4,267,115
Retained earnings		10,122,726	10,331,224
Accumulated other comprehensive income		6,963,848	6,748,096

		$35,187,075	$35,179,821

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$39,435,320	$39,446,416

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

AS AT MARCH 31, 2012 AND 2011

(Stated in US Dollars) (Unaudited)

	Notes	The three months ended March 31,
		2012	2011

Net revenues	17	$2,010,575	$1,561,014
Cost of net revenues	17	(949,675)	(729,868)

Gross profit		$1,060,900	$831,146

Selling expenses		(542,548)	(231,639)
General and administrative expenses		(1,732,917)	(981,838)

(Loss)/Income from operations		$(1,214,565)	$(382,331)
Interest income		1,524	8,528
Changes in fair value of warrants		967,868	(2,329,880)

(Loss)/Income before income tax		$(245,173)	$(2,703,683)

Income tax expense	14	36,675	57,350

Net (loss)/income		$(208,498)	$(2,646,333)

Net income/(loss) per share:
-Basic	15	$(0.01)	$(0.14)

-Diluted	15	$(0.01)	$(0.11)

Weighted average number of common stock
-Basic	15	18,499,736	18,499,736

-Diluted	15	23,314,556	23,338,995

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AS AT MARCH 31, 2012 AND DECEMBER 31, 2011

(Stated in US Dollars)

					Additional		Retained	Accumulated
	Preferred	Preferred	No. of		paid		earnings/	other
	Series	Series	shares	Common	in	Statutory	(Accumulated	comprehensive
	A	B	outstanding	stock	capital	reserves	deficit)	income	Total

Balance, January 1, 2011	$-	$1	18,499,736	$2	$13,833,383	$4,267,115	$8,542,065	$4,907,103	$31,549,669
Net income	-	-	-	-	-	-	1,789,159	-	1,789,159
Appropriations to statutory
Reserves	-	-	-	-	-			-	-
Foreign currency translation								1,840,993	1,840,993
Adjustment	-	-	-	-	-	-	-

Balance, December 31, 2011	$-	$1	18,499,736	$2	$13,833,383	$4,267,115	$10,331,224	$6,748,096	$35,179,821

Balance, January 1, 2012	$-	$1	18,499,736	$2	$13,833,383	$4,267,115	$10,331,224	$6,748,096	$35,179,821
Net income/(loss)	-	-	-	-	-	-	(208,498)	-	(208,498)
Foreign currency translation
Adjustment	-	-	-	-	-	-	-	215,752	215,752

Balance, March 31, 2012	$-	$1	18,499,736	$2	$13,833,383	$4,267,115	$10,122,726	$6,963,848	$35,187,075

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Stated in US Dollars) (Unaudited)

	The three months ended March 31,
	2012	2011
Cash flows from operating activities
Net (loss)/income	$(208,498)	$(2,646,333)
Depreciation	526,112	461,944
Amortization	493,266	561,753
Changes in fair value of warrants	(967,868)	2,329,880

Adjustments to reconcile net income to net cash provided by operating activities:
Trade receivables, net	(574,035)	809,154
Inventories	206,428	(728,405)
Note receivables	(650,643)	-
Advances to suppliers	(895,321)	191,508
Prepayments	235,225	(402,737)
Tender deposits	(40,298)	69,502
Travel advances to shareholders	(31,766)	616,081
Advances to employees	(17,682)	43,243
Deferred tax assets	(24,753)	(57,350)
Receivables from relationship	(36,776)	-
Accounts payable	477,350	(225,802)
Income tax payable	(564)	378,286
Turnover and other taxes	(48,431)	328,771
Customer deposits	313,628	(327,678)
Accrued liabilities	189,990	(350,104)

Net cash provided/(used) by operating activities	$(1,054,636)	$1,051,713

Cash flows from investing activities
Decrease in restricted cash	$-	$50,026
Purchase of plant and equipment	(19,419)	(24,251)
Purchase of intangibles	-	(1,459,896)
Deposit for technology-based designed	-	-

Net cash used in investing activities	$(19,419)	$(1,434,121)

Cash flows from financing activities	$-	$-
Net cash provided by financing activities	$-	$-

SUNWAY GLOBAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Stated in US Dollars) (Unaudited)

	The three months ended March 31,
	2012	2011

Net in cash and cash equivalents (used)/sourced	$(1,074,055)	$(382,408)

Effect of foreign currency translation on
cash and cash equivalents	70,441	(275,433)

Cash and cash equivalents–beginning period	1,550,911	9,587,765

Cash and cash equivalents–end period	$547,297	$8,929,924

	The three months ended March 31,
	2012	2011
Supplementary cash flow information:
Tax paid	$101	$378,287
Interest received	1,524	8,528
Interest paid	-	-

SUPPLEMENTAL NON-CASH DISCLOSURES:

1.	During the three months ended March 31, 2012 and 2011, an amount of nil and $1,342,184 were transferred from “Deposit for technology-based designed” to “property, plant and equipment”, respectively.

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

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

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

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

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

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

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

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

	March 31, 2012	December 31, 2011
Bank of Communications, Branch of Daqing
City Economic Zone	33,574	$198,988
China Construction Bank, Beijing Branch	455,046	1,209,771
Qingdao bank	1,243	1,461
Agricultural Bank of China	26,914	122,803
HSBC	1,162	1,186
Cash on hand	29,358	16,702
	547,297	$1,550,911

(l)	Restricted cash

Restricted cash are pledged deposits in an escrow account for investor relations purpose.

(m)	Revenue recognition

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

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

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

The Group did not have lease which met the criteria of capital lease. Leases which do not qualify as capital lease are classified as operating lease. Operating lease rental payment included in general and administrative expenses were $31,487 and $20,596 and cost of sales were nil and $1,685 for the three months ended March 31, 2012 and 2011 respectively.

(q)	Advertising

The Group expensed all advertising costs as incurred. Advertising expenses included in selling expenses were 15,257 and $nil for the three months ended March 31, 2012 and 2011 respectively.

(r)	Shipping and handling

All shipping and handling are expensed as incurred. Shipping and handling expenses included in selling expenses were $9,005 and $15,257 for the three months ended March 31, 2012 and 2011 respectively.

(s)	Research and development

All research and development costs are expensed as incurred. The research and development costs included in general and administrative expenses were $70,941 and $22,783 for the three months ended March 31, 2012 and 2011 respectively.

SUNWAY GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Stated in US Dollars) (Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(t)	Retirement benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the statements of income as incurred. The retirement benefit expenses included in general and administrative expenses were $35,369 and $62,404 for the three months ended March 31, 2012 and 2011 respectively.

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	March 31, 2012	December 31, 2011	March 31, 2011
Twelve months ended
RMB : USD exchange rate	-	6.5918	-
Three months ended
RMB : USD exchange rate	6.3122	-	6.5701
Average three months ended
RMB : USD exchange rate	6.2976	-	6.5894

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

SUNWAY GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Stated in US Dollars) (Unaudited)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(w)	Statutory reserves

As stipulated by the PRC’s Company Law and as provided in the SWT, Sunway, Beijing Sunway and Liheng’

s Articles of Association, SWT, Sunway, Beijing Sunway and Liheng’s net income after taxation can only be distributed as dividends after appropriation has been made for the following:

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

As such, effective January 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in June 2007. On January 1, 2009 the Company recorded as a cumulative effect adjustment by decreasing additional paid-in capital amounting to $3,990,942 and decreasing beginning retained earnings by the amount of $65,910,931 and recording $69,901,873 as a warrant liability to recognize the fair value of such warrants on January 1, 2009. The fair value of the warrants was $197,824 and $1,165,692 on March 31, 2012 and December 31, 2011 respectively. The Company recognized $967,868 as income and $23,29,880 as loss from the change in fair value of warrants for the three months ended March 31, 2012 and 2011 respectively.

SUNWAY GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

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

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

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

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Stated in US Dollars) (Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(z)	Recent accounting pronouncements (Continued)

ASC Update (“ASU”) No. 2010-10, Consolidation (Topic 810): Amendments for Certain Investment Funds. This update is to defer the effective date of certain amendments to the consolidation requirements of FASB Accounting Standards Codification TM (Codification) Topic 810, Consolidation, resulting from the issuance of FASB Accounting Standard No. 167, Amendments to FASB Interpretation 46(R). Specifically, the amendments to the consolidation requirements of Topic 810 resulting from the issuance of Statement 167 are deferred for a reporting entity’s interest in an entity:

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

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

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

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Stated in US Dollars) (Unaudited)

3.	CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments which potentially expose the Group to concentrations of credit risk, consists of cash and trade receivables as of March 31, 2012 and December 31, 2011. The group performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

as of March 31, 2012 and December 31, 2011, the Group’s bank deposits were all placed with banks in the PRC and Hong Kong where there is currently no rule or regulation in place for obligatory insurance of bank accounts.

For the three months ended March 31, 2012, the group’s sales were generated from the PRC and Western Europe. Trade receivables as of March 31, 2012 and December 31, 2011 arose in the PRC and overseas.

The maximum amount of loss due to credit risk that the group would incur if the counter parties to the financial instruments failed to perform is represented the carrying amount of each financial asset in the balance sheet.

Normally the Group does not obtain collateral from customers or debtors.

Details of the customers accounting for 10% or more of the Group’s revenue are as follows:

	For the three months ended March 31,
	2012	2011
Customer A	$362,043	$-
Customer B	264,752	-
Customer D	261,211	-
Customer F	-	228,397
Customer K	-	583,474
Customer L	-	168,621

Details of customers accounting for 10% or more of the Group’s trade receivables are as follows:

	March 31, 2012	December 31, 2011

Customer A	$298,418	$332,386
Customer B	273,005	256,827
Customer C	273,005	291,466
Customer D	262,666	261,008
Customer E	525,560	291,256
Customer F	386,138	417,594
Customer G	864,457	807,578

SUNWAY GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Stated in US Dollars) (Unaudited)

4.	AMOUNT DUE FROM A RELATED COMPANY

The following table provides the details of amounts due from related companies:

	March 31, 2012	December 31, 2011

Rise Elite International Ltd.	$830	$830
Daqing Sunway Software Tech Co., Ltd.	79,212	125,939

	$80,042	$126,769

Amount due from Rise Elite International Ltd. (Rise Elite) was $830, a related company where Mr. Liang Deli, the director of the Group is a shareholder. The amount is held by Rise Elite for the initial setup expenses. The amount was unsecured, interest free and repayable on demand.

Amount due from Daqing Sunway Software Tech Co., Ltd. was $79,212, a related company where Mr. Zhao Qichao, the director of the Group is a shareholder. The amount was unsecured, interest free and repayable on demand.

5.	TRADE RECEIVABLES, NET

Trade receivables comprise the followings:

	March 31, 2012	December 31, 2011

Trade receivables, gross	$7,541,447	$7,219,617
Provision for doubtful debts	(41,332)	(335,940)

Trade receivables, net	$7,500,115	$6,883,677

All of the above trade receivables are due within one year of aging.

An analysis of the allowance for doubtful accounts for the three months ended March 31, 2012 and 2011 is as follows:

	March 31, 2012	March 31, 2011

Balance at beginning of period	$335,940	$39,579
Addition of the provision	(295,519)	-
Foreign exchange adjustment	911	130

Balance at end of period	$41,332	$39,709

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

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

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

	March 31, 2012	December 31, 2011

Deli Liang	42,399	10,639

	$42,399	$10,639

The following table provides the activity in the travel advances to shareholders:

	March 31, 2012	December 31, 2011

Beginning balance	$10,639	$332,709

Add: Advanced during the period/year	41,553	85,345

Less: Transferred to income statement	(9,793)	(94,333)
Repayment by directors	-	(313,082)

Ending balance	$42,399	$10,639

7.	ADVANCES TO EMPLOYEES

Advances to employees are advances for purchases and travelling. They are unsecured, interest free and repayable on demand. The following table provides the activity in the advances to employees:

	March 31, 2012	December 31, 2011

Beginning balance	$455,666	$269,303
Add: Advanced during the period/year	540,393	1,415,966

Less: Transferred to income statement	(215,404)	(925,341)
Recollected from employees	(304,453)	(304,262)

Ending balance	$476,202	$455,666

8.	INVENTORIES

Inventories comprise the followings:

	March 31, 2012	December 31, 2011
Finished goods	$2,381,423	$2,093,393
Work in process	366,094	218,788
Raw materials	683,744	452,379

	$3,431,261	$2,764,560

SUNWAY GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Stated in US Dollars) (Unaudited)

9.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net comprise the followings:

	March 31, 2012	December 31, 2011
At cost
Buildings	$2,252,219	$2,195,166
Machinery and equipment	973,361	953,761
Moldings	9,712,342	9,651,031
Computer software	2,298,295	2,283,786
Office equipment and motor vehicles	721,640	713,585

	$15,957,857	$15,797,329
Less: accumulated depreciation	(8,969,991)	(8,391,785)
Less: accumulated impairment	(594,331)	(590,579)

	$6,393,535	$6,814,965
Construction in progress	-	40,540

	$6,393,535	$6,855,505

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

In 2011, the Company recorded an impairment loss of moldings in the amount of $590,579. The circumstances leading to the impairment are attributed to the forecasted results of the product - Sunway Automatic Medicament Emitting (“SAME”). The Company considered historical rates and current market conditions when determining the discount and growth rates to use in its analyses. If these estimates or their related assumptions change in the future, it may be required to record further impairment charges.

Depreciation expenses are included in the statement of income as follows:

	Three Months Ended March 31,
	2012	2011
Cost of net revenues	$391,992	$414,804
General and administrative expenses	16,866	29,327
Selling expenses	117,254	17,813

Total depreciation expenses	$526,112	$461,944

SUNWAY GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Stated in US Dollars) (Unaudited)

10.	INTANGIBLES, NET

Details of intangibles are as follows:

	March 31, 2012	December 31, 2011

Land use rights, at cost	$1,351,794	$1,343,261
Technology-based design, at cost	21,263,981	21,129,748

	$22,615,775	$22,473,009
Less: accumulated amortization	(6,470,169)	(5,940,306)
Less: accumulated impairment	(1,899,892)	(1,887,899)
Total intangibles, net	$14,245,714	$14,644,804

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

Amortization expense included in the general and administrative expenses for the three months ended 2012 and 2011 were $493,266 and $561,753 respectively.

In 2011, the Company recorded an impairment loss of technology-based design in the amount of $1,887,899. The circumstances leading to the impairment are attributed to the forecasted results of the product - Sunway Automatic Medicament Emitting (“SAME”). The Company considered historical rates and current market conditions when determining the discount and growth rates to use in its analyses. If these estimates or their related assumptions change in the future, it may be required to record further impairment charges.

SUNWAY GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Stated in US Dollars) (Unaudited)

11.	SHORT-TERM BANK LOANS

A short-term bank loan was initiated on August 31, 2010 and paid-off on February 25, 2011 by a director.

As of March 31, 2012, the bank loan balance was as follows:

	March 31, 2012	December 31, 2011

Loans from Bank of Qingdao, interest rates at 6.37% per annum, due August 30, 2011	$-	$303,407
Less: Repayment during the period	-	303,407
	$-	$-

12.	EXPECTED WARRANTY LIABILITIES

An analysis of the expected warranty liabilities for the three months ended March 31, 2012 and 2011 is as follows:

	March 31, 2012	December 31, 2011

Beginning balance	$20,995	$53,308
Warranty expense for the year	-	(33,780)
Foreign currency difference	134	1,467
Ending balance	$21,129	$20,995

SUNWAY GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

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

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

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

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

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

As such, effective January 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in June 2007. On January 1, 2009 the Company recorded as a cumulative effect adjustment by decreasing additional paid-in capital amounting to $3,990,942 and decreasing beginning retained earnings by the amount of $65,910,931 and recording $69,901,873 as a warrant liability to recognize the fair value of such warrants on January 1, 2009. The fair value of the warrants was $197,824 and $1,165,692 on March 31, 2012 and December 31, 2011 respectively. The Company recognized $967,868 as income and $23,29,880 as loss from the change in fair value of warrants for the three months ended March 31, 2012 and 2011 respectively.

As of March 31, 2011, the Company adopts lattice model with Monte Carlo Simulations to measure the various outcome so as to calculate the most likely expected future value of the convertible shares at a define time period. The Company believes that the lattice model can improve the valuation of the existing warrants with consideration of early exercise rights and down ratchet exercise price reset provision. The change is accounted for as change in accounting estimates. As opposed to closed form model like Black Scholes which assumes warrants be exercised on expiry date, the lattice model assumes a low probability of early exercise due to declining stock prices and sample different price paths using Monte Carlo simulation.

SUNWAY GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Stated in US Dollars) (Unaudited)

14.	INCOME TAXES

The Company, being registered in the State of Nevada and which conducts all of its business through its subsidiaries incorporated in PRC, is not subject to federal income tax until the operating profits was rebounded back to Untied States. The subsidiaries are SWT, Sunway, Beijing Sunway, Liheng (see note 1).

SWT, Sunway, Beijing Sunway and Liheng, being registered in the PRC, are subject to PRC’s Corporate Income Tax (“CIT”). Under applicable income tax laws and regulations, an enterprise located in PRC, including the district where our operations are located, is subject to a rate of 25% for the three months ended March 31, 2012 and 2011.

However, Sunway is a high technology company, and in accordance with the relevant regulations regarding the favourable tax treatment for high technology companies, Sunway is entitled to a reduced tax rate of 15% as long as Sunway is physically located and registered in the high and advance technology development zone.

The Group uses the asset and liability method, where deferred tax assets and liabilities are determined based in the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. There are temporary differences on deferred tax asset $36,776 on net operating loss as of March 31, 2012 and 600,835 as of December 31, 2011.

SUNWAY GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Stated in US Dollars) (Unaudited)

14.	INCOME TAXES (Continued)

A reconciliation between the income tax computed at the U.S. statutory rate and the Group’s provision for income tax is as follows:

	March 31, 2012	December 31, 2011

U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	(34)%	(34)%
PRC CIT	25%	25%
Tax holiday	(10)%	(10)%
Provision for income taxes	15%	15%

The provision for income taxes consists of the following:

	March 31, 2012	December 31, 2011

Current tax - PRC CIT	$101	$15,670

Deferred tax provision	(36,776)	(600,835)

Income tax	$36,675	$(585,165)

Reconciliation of these items is as follows:

	March 31, 2012	December 31, 2011

(Loss) / Income before tax	$(245,173)	$1,789,159
Add: Impairment of fixed assets and intangible assets	-	2,439,271
Loss on disposal of fixed assets and intangible assets	-	2,318,889
Tax loss not deductible among subsidiaries	-	9,773,554
Other non-tax deductible items	1,217,287	137,417

Less: Change in fair value of warrants	(967,868)	(16,353,823)

Taxable income (adjusted)	$4,246	$104,467

SUNWAY GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Stated in US Dollars) (Unaudited)

15.	EARNINGS PER SHARE

The calculation of the basic and diluted earnings per share attributable to the common stock holders is based on the following data:

	For the three months ended March 31,
	2012	2011
Income:
Income/(loss) for the purpose of basic earnings per share	$(208,498)	$(2,646,333)
Effect of dilutive potential common stock	-	-
Income for the purpose of dilutive earnings per share	$(208,498)	$(2,646,333)

Number of shares:
Weighted average number of common stock for the purpose of basic earnings per share	18,499,736	18,499,736
Effect of dilutive potential common stock
-conversion of Series A
convertible preferred stock	-	-
-conversion of Series B
convertible preferred stock	4,814,820	4,814,820
-conversion of Warrant Series A	-	-
-conversion of Warrant Series B	-	24,439
-conversion of Warrant Series J	-	-
-conversion of Warrant Series C	-	-
-conversion of Warrant Series D	-	-
Weighted average number of common stock for the purpose of dilutive earnings per share	23,314,556	23,338,995

SUNWAY GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Stated in US Dollars) (Unaudited)

16.	COMMITMENTS AND CONTINGENCIES

The Group has entered into a tenancy agreement for factory expiring through 2011. Total rental expenses for the months ended March 31, 2012 and 2011 amounted to $31,487 and $22,281 respectively.

As at March 31, 2012, the Group’s commitments for minimum lease payments under these leases for the next one year are as follows:

March 31,
2012	$63,218
2013 and thereafter	-
$63,218

17.	SEGMENT INFORMATION

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

Net revenues and cost of revenues by product:

For the three
months ended
March 31,	Workstation	Workstation	Workstation
2012	Type A	Type B	Type C	SADP	Other	Consolidated
Net revenues	$-	$-	$1,154,139	$246,147	610,289	2,010,575
Cost of net revenues	-	-	(377,670)	(152,842)	(419,163)	(949,675)
	$-	$-	$776,469	$93,305	191,126	1,060,900

For the three
months ended
March 31,	Workstation	Workstation	Workstation
2011	Type A	Type B	Type C	SADP	Other	Consolidated
Net revenues	$90,297	$-	$328,921	$988,461	$153,335	$1,561,014
Cost of net revenues	(28,639)	-	(117,381)	(546,484)	(37,364)	(729,868)
	$61,658	$-	$211,540	$441,977	$115,971	$831,146

The Group’s operations are located in the PRC. All revenues are derived from customers in the PRC and Europe. All of the Group’s assets are located in the PRC. Sales of workstations are carried out in the PRC. Accordingly, no analysis of the Group's sales and assets by geographical market is presented.

SUNWAY GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

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
Level 2

Inputs to the valuation methodology include

• quoted prices for similar assets or liabilities in active markets

• quoted prices for identical or similar assets or liabilities in inactive markets

•inputs other than quoted prices that are observable for the asset or liability

•inputs that are derived principally from or corroborated by observable market data by correlation or other means

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

Warrant Liability:  As of March 31, 2012, the Company adopted the lattice valuation method to improve the valuation of the existing warrants with early exercise rights and down ratchet exercise price reset provision. The change is accounted for as change in accounting estimates. As opposed to closed

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Overview

Since June 27, 2007, the Company has operated as a holding company for entities that, through contractual relationships, control the business of Daqing Sunway Technology Co., Ltd. (“Daqing Sunway”), a company organized under the laws of the PRC that designs, manufactures and sells logistic transport systems and medicine dispensing systems and equipment that are principally used by hospitals and other medical facilities in the PRC. Currently our Company is the only producer of two products in the PRC. We have served approximately 300 customers in the PRC from our facilities in Daqing and Qingdao. We generate our revenue from sales in three product categories: pneumatic transport systems (“PTS”), Sunway Automatic Dispensing and Packing (“SADP”), and automatic medicament emitting systems.

This discussion and analysis focuses on the business results of Sunway Group (consisting of Daqing Sunway, the Company’s primary operating entity, along with its other indirectly-owned subsidiaries Beijing Sunway New-force Medical Treatment Tech Co., Ltd. and Qingdao Liheng Textile Co., Ltd), comparing its results in the three months ended March 31, 2012 to the three months ended March 31, 2011.

Affected by the Daqing Sunway’s factory have removed since December of 2010, brought about output of the products ceased. The Company sales growth was slow in the first quarter of 2012 as compared with the same period of 2011.

This discussion and analysis focuses on the business results of Sunway Group, comparing its results in the three months period ended March 31, 2012 with the three months period ended March 31, 2011.

Three-month period ended March 31, 2012 and March 31, 2011

Results of Operations

In the three months ended March 31, 2012, the Company’s net revenue and gross profit was increased slowly as compared with the same period of 2011. These increases were primarily attributable to a result of Daqing factory closed, brought about factory output decline.

The following table summarizes the results of our operations during the three months ended March 31, 2012 and 2011, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31
	2012	2011	Change	Change rate
Net Revenue	$2,010,575	$1,561,014	$449,561	28.80%
Cost of net revenue	$949,675	$729,868	$219,807	30.12%
Gross Profit	$1,060,900	$831,146	$229,754	27.64%
Gross Margin	52.77%	53.24%		(0.47)%
Operating (loss)/ Income	$(1,214,565)	$(382,331)	$(832,234)	217.67%
Changes in fair value of warrants	$967,868	$(2,329,880)	$3,297,748	(141,54)%
(loss)/ Net Income	$(208,498)	$(2,646,333)	$2,437,835	(92.86)%
Net (loss) / profit margin	(10.37)%	(169.53)%		-

Net Revenues

Net revenues for the three months ended March 31, 2012, was $2,010,575, an increase of 28.80% as compared with net revenues of $1,561,014 for the three months ended March 31, 2011. In the three months ended March 31, 2012, we sold 210 workstations, an increase of 195.77% as compared with 71 workstations in the three months ended March 31, 2011. During the same period of 2012, we also sold 3 units of SADP, a decrease of 75.00% as compared with 12 units in the three months ended March 31, 2011. The decrease in workstations was primarily because Daqing’s factory was closed and the production of SADP ceased.

The following table breaks down application categories as percentage of total net revenue.

	Three Months Ended March 31,
	2012		2011
	Sales	% of total sales	Sales	% of total sales
PTS	$1,154,139	57.41%	$419,218	26.86%
SADP	$246,147	12.24%	$988,461	63.32%
Other	$610,289	30.35%	$153,335	9.82%
Total net revenue	$2,010,575	100.00%	$1,561,014	100.00%

Gross Profit

Gross profit increased 27.64% to $1,060,900 for the three months ended March 31, 2012, as compared to $831,146 for the three months ended March 31, 2011. Our gross profit margin dropped 0.47% from 53.24% as of the three months ended March 31, 2011 to 52.77% as of the same period of 2012, mainly due to the closing of our Daqing factory, resulting in a shortage of products to supply our clients. In an effort to increase supply, we hired new employees at our Qingdao factory in 2011. However, many of these new employees did not have sufficient experience in manufacturing which affected the quality of some of our products. These new employees would need to adapt and learn our techniques, and as a result, our direct labor fees and direct material increased for the three months ended March 31, 2012.

The table below presents information about our gross profit for the periods indicated:

	Three Months Ended March 31,
	2012		2011
	US$	Gross profit Margin	US$	Gross profit Margin

Gross Profit	$1,060,900	52.77%	$831,146	53.24%

Income from Operations

Operating loss was $1,214,565 for the three months ended March 31, 2012, as compared to $382,331 for the three months ended March 31, 2011. The decrease was primarily due to the closing of our Daqing factory, which reduced the supply of our products.

Cost of Net Revenue

Cost of net revenue increased to $949,675 for the three months ended March 31, 2012, representing a 30.12% increase as compared with $729,868 for the same period of 2011. This increase is primarily due to increase in sale.

The table below presents information about our cost of net revenue for the periods indicated:

	Three Months Ended March 31,
	2012	2011	Change
Cost of net revenue	$949,675	$729,868	30.12%

Operating Expenses

Operating expenses were $2,275,465 for the three months ended March 31, 2012, an increase of 87.52% as compared with $1,213,477 for the same period of 2011. The increase was primarily due to two reasons: (i) selling expenses increased $310,909, or 134.22% to $542,548 in the three months ended March 31, 2012 from $231,639 for the same period of 2011; and (ii) general and administration expenses increased $751,079, or 76.50% to $1,732,917 in the three months ended March 31, 2012 from $981,838 for the same period of 2011.

The table below presents information about our operating expenses for the periods indicated:

	Three Months Ended March 31,
	2012	2011	Change
Selling expenses	$542,548	$231,639	134.22%
General & Administrative expenses	$1,732,917	$981,838	76.50%
Total operating expenses	$2,275,465	$1,213,477	87.52%

Changes in fair value of warrants

Changes in fair value of warrants were $967,868 for the three months ended March 31, 2012. This is recorded as a non-cash charge, which resulted from the change in fair value of warrants issued to investors in conjunction with the Company’s issuance of warrants in June of 2007 pursuant to provisions of FASB ASC Topic 815, “Derivative and Hedging” (ASC 815). The accounting treatment of the warrants resulted from a provision providing anti-dilution protection to the warrant holders.

Net Income

Net loss was $208,498 for the three months ended March 31, 2012. In the first quarter of 2012, our net income was impacted by a non-cash charge of $967,868 unrelated to the Company’s operations. Excluding the changes in fair value of warrants in non-cash charge, the Company’s net loss from operations would have been $1,176,366 for the three months ended March 31, 2012 and $316,453 for the three months ended March 31, 2011, due to the decrease in net revenue, increase in cost of net revenue and operating expenses

Earnings Per Share

Basic and diluted loss per share for the three months ended March 31, 2012 were $0.01 and $0.01 compared to loss per share for the same period of 2011 was $0.14 and $0.11. The weighted average number of shares outstanding to calculate basic EPS was 18,499,736 and 18,499,736 for the three months ended March 31, 2012 and March 31, 2011, respectively. The weighted average number of shares outstanding to calculate diluted EPS was 23,314,556 and 23,338,995 for the three months ended March 31, 2012 and 2011 respectively.

Trade Receivables, net

Trade receivables, net increased to $7,500,115 as of March 31, 2012, compared with $6,883,677 as of December 31, 2011. This increase in trade receivables was primarily attributable to increase in sale.

Inventory

Inventory consists of raw materials, finished goods and work in progress. As of March 31, 2012, the recorded value of our inventory has increased 24.12% to $3,431,261 from $2,764,560 as of December 31, 2011. The increase resulted from a increase of 13.76% in finished goods from $2,093,393 as of December 31, 2011 to $ 2,381,423 as of March 31, 2012; an increase of 51.14% in raw material inventory from $452,379 as of December 31, 2011 to $ 683,744 as of March 31, 2012, and an increase of 67.33% in work in progress inventory from $218,788 as of December 31, 2011 to $366,094 as of March 31, 2012. The increase was primarily attributable to our Qingdao factory’s augmented output of the SADP and PTS, so that we have adequate supply to meet our customers’ needs.

The table below presents information about our inventory for the periods indicated:

Item	March 31, 2012	December 31, 2011	Change
Finished goods	$2,381,423	$2,093,393	13.76%
Work in progress	$366,094	$218,788	67.33%
Raw material	$683,744	$452,379	51.14%
Total	$3,431,261	$2,764,560	24.12%

Accounts Payable

Accounts payable amounted to $1,102,195 as of March 31, 2012, an increase as compared with $621,997 as of December 31, 2011. The increase was primarily attributable to produce plan growth, which resulted in an increase in raw material purchases.

Liquidity and Capital Resources

We have historically financed our operations and capital expenditures principally through private placements of debt and equity offerings and cash provided by operations.

The table below presents information about our cash flow for the periods indicated:

	Three months ended March 31,
	2012	2011	Change
Net cash provided by (used in) operating activities	$(1,054,636)	$1,051,713	$(2,106,349)
Net cash provided by (used in) investing activities	$(19,419)	$(1,434,121)	$1,414,702
Net cash provided by (used in) financing activities	$-	$-	$-
Effect of foreign currency translation on cash and cash equivalents	$70,441	$(275,433)	$345,874
Beginning cash and cash equivalent	$1,550,911	$9,587,765	$(8,036,854)
Ending cash and cash equivalent	$547,297	$8,929,924	$(8,382,627)

Operating Activities

For the three months ended March 31, 2012, net cash provided by used in operating activities was $1,054,636. This was primarily attributable to our net loss of $208,498, adjusted by an add-back of non-cash charges mainly consisting of depreciation, amortization, and charges in fair value of warrants of $526,112, $493,266, $967,868 as loss respectively, offset by a $897,648 decrease in working capital. Specifically, increase in working capital was primarily due to: (i) a $574,035 trade receivables increase driven by sales; (ii) a $650,643 increase in inventories, principally of finished goods and work in progress inventory, due to Daqing factory is removing, bring about order form did not finished on time; (iii) a $895,321 increase in advances to suppliers to buy raw materials; (iv) a $290,378 decrease in prepayments, travel advances to shareholders, tender deposits and advances to employees, consisting primarily of prepayments for raw materials and other supplies in advance of shipment, working capital for sales staff and payment of client deposits; partially offset by a $931,973 increase in accounts payable, tax payable, customer deposits, accrued liabilities and other payables.

Investing Activities

For the three months ended March 31, 2012, net cash used in investing activities was $19,419. This was primarily attributable to a $24,251 capital expenditure for purchase of new plant and equipment.

Cash and Cash Equivalents

Our cash and cash equivalents as at the beginning of March 31, 2012, were $1,550,911 and decreased to $547,297 by the end of the period.

In future periods, we need extra operating cash from commercial bank, combined with availability under our revolving credit facility, will be sufficient to meet our presently anticipated future cash needs for at least the next 9 months.

Trends

We are not aware of any trends, events or uncertainties that have or are reasonably likely to have a material impact on our short-term or long-term liquidity.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the period ended September 30, 2011. Based upon that evaluation, the Company’s management concluded that, as of the date of evaluation, the Company’s disclosure controls and procedures were not effective.  Based upon that evaluation and due to the material weaknesses existing in our internal controls as of December 31, 2011 (as described in the Company's form 10-K) which have not been fully remediated as of March 31, 2012, we have concluded that as of March 31, 2012, our disclosure controls and procedures were not effective.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

To our knowledge, there is no material litigation pending or threatened against us.

ITEM 1A.	RISK FACTORS.

Not Applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

To our knowledge, there are no material defaults upon senior securities.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM6 - EXHIBITS.

Exhibit No.	Description of Exhibit
31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Act of 2002 Section 302.
31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Act of 2002 Section 302.
32.1	Certification by Chief Executive Officer pursuant to Sarbanes-Oxley Act of 2002 Section 906.
32.2	Certification by Chief Financial Officer pursuant to Sarbanes-Oxley Act of 2002 Section 906.

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

SUNWAY GLOBAL, INC.

Dated: May 21, 2012	By:	/s/ Liang Deli
Name: Liang Deli
Title: Chief Executive Officer (Principal Executive Officer)
Dated: May 21, 2012	By:	/s/ Samuel Sheng
Name: Samuel Sheng
Title: Chief Financial Officer (Principal Financial and Accounting officer)

