Form 10-Q
period 2012-06-30
Sunway Global Inc.
filed 2012-08-14
CIK 1096840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

As of August 13, 2012, there were 18,499,736 outstanding shares of the Registrant's Common Stock, $0.0000001 par value.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNWAY GLOBAL INC.
CONSOLIDATED BALANCE SHEETS
AS AT JUNE 30, 2012 AND DECEMBER 31, 2011
 (Stated in US Dollars)

	Notes		June 30, 2012 (Unaudited)	December 31, 2011 (Audited)
ASSETS
Current assets
Cash and cash equivalents	2	(k)	$992,689	$1,550,911
Trade receivables, net	5		7,309,138	6,883,677
Notes receivables			95,022	283,362
Inventories	8		3,659,579	2,764,560
Advances to suppliers			1,356,741	837,170
Prepayments			373,769	852,017
Tender deposits			328,785	176,860
Travel advances to shareholders	6		42,385	10,639
Advances to employees	7		567,219	455,666
Deferred tax assets			786,997	600,835

Total current assets			$15,512,324	$14,415,697
Restricted cash	2	(l)	1,094	1,094
Amount due from a related company	4		333,408	126,769
Property, plant and equipment, net	9		5,973,678	6,855,505
Intangibles, net	10		13,735,696	14,644,804
Deposit for technology-based designed			3,423,024	3,402,547
Deposit for purchase of plant and equipment			-	-

TOTAL ASSETS			$38,979,224	$39,446,416

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short term bank loans	11		$-	$-
Accounts payable			932,927	621,997
Income tax payable			7,477	4,307
Turnover and other taxes			58,706	77,512
Expected warranty liabilities	12		21,122	20,995
Customer deposits			2,447,134	1,748,881
Accrued liabilities			1,185,813	627,211

Total current liabilities			$4,653,179	$3,100,903
Warrants liabilities	13		－	1,165,692
TOTAL LIABILITIES			$4,653,179	$4,266,595

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.
CONSOLIDATED BALANCE SHEETS (Continued)
AS AT JUNE 30, 2012 AND DECEMBER 31, 2011
(Stated in US Dollars)

	Notes	June 30, 2012 (Unaudited)	December 31, 2011 (Audited)

STOCKHOLDERS’ EQUITY

Series B Convertible Preferred Stock $0.0000001 par value; 400,000 shares authorized; 160,494 shares issued and outstanding at June 30, 2012 and December 31, 2011	13	$1	$1

Common stock at $0.0000001 par value; 100,000,000 shares authorized; 18,499,736 shares issued and outstanding at June 30, 2012 and December 31, 2011		2	2
Additional paid-in capital		13,833,383	13,833,383
Statutory reserves		4,267,115	4,267,115
Retained earnings		9,262,270	10,331,224
Accumulated other comprehensive income		6,963,274	6,748,096

		$34,326,045	$35,179,821

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$38,979,224	$39,446,416

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
AS AT JUNE 30, 2012 AND 2011
(Stated in US Dollars) (Unaudited)

		The six months ended June 30,
	Notes	2012	2011

Net revenues	17	$4,283,794	$3,411,973
Cost of net revenues	17	(2,068,223)	(1,233,349)

Gross profit		$2,215,571	$2,178,624

Selling expenses		(1,359,538)	(562,220)
General and administrative expenses		(3,265,025)	(3,460,820)

(Loss)/Income from operations		$(2,408,992)	$(1,844,416)
Interest income		2,217	19,957
Changes in fair value of warrants		1,165,692	735,874

(Loss)/Income before income tax		$(1,241,083)	$(1,088,585)

Income tax expense	14	172,129	167,644

Net (loss)/income		$(1,068,954)	$(920,941)

Net income/(loss) per share:
-Basic	15	$(0.06)	$(0.05)

-Diluted	15	$(0.05)	$(0.04)

Weighted average number of common stock
-Basic	15	18,499,736	18,499,736

-Diluted	15	23,314,556	23,314,556

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
AS AT JUNE 30, 2012 AND 2011
(Stated in US Dollars) (Unaudited)

		The three months ended June 30,
	Notes	2012	2011

Net revenues	17	$2,276,562	$1,850,462
Cost of net revenues	17	(1,120,090)	(501,021)

Gross profit		$1,156,472	$1,349,441

Selling expenses		(817,721)	(330,851)
General and administrative expenses		(1,523,463)	(2,487,235)

(Loss)/Income from operations		$(1,184,712)	$(1,468,645)
Interest income		697	11,434
Changes in fair value of warrants		197,824	3,065,754

(Loss)/Income before income tax		$(986,191)	$1,608,543

Income tax expense	14	135,466	145,956

Net (loss)/income		$(850,725)	$1,754,499

Net income/(loss) per share:
-Basic	15	$(0.05)	$0.09

-Diluted	15	$(0.04)	$0.08

Weighted average number of common stock
-Basic	15	18,499,736	18,499,736

-Diluted	15	23,314,556	23,314,556

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AS AT JUNE 30, 2012 AND DECEMBER 31, 2011
(Stated in US Dollars)

					Additional		Retained	Accumulated
	Preferred	Preferred	No. of		paid		earnings/	other
	Series	Series	shares	Common	in	Statutory	(Accumulated	comprehensive
	A	B	outstanding	stock	capital	reserves	deficit)	income	Total

Balance, January 1, 2011	$-	$1	18,499,736	$2	$13,833,383	$4,267,115	$8,542,065	$4,907,103	$31,549,669
Net income	-	-	-	-	-	-	1,789,159	-	1,789,159
Appropriations to statutory
Reserves	-	-	-	-	-			-	-
Foreign currency translation								1,840,993	1,840,993
Adjustment	-	-	-	-	-	-	-

Balance, December 31, 2011	$-	$1	18,499,736	$2	$13,833,383	$4,267,115	$10,331,224	$6,748,096	$35,179,821

Balance, January 1, 2012	$-	$1	18,499,736	$2	$13,833,383	$4,267,115	$10,331,224	$6,748,096	$35,179,821
Net income/(loss)	-	-	-	-	-	-	(1,068,954)	-	(1,068,954)
Foreign currency translation
Adjustment	-	-	-	-	-	-	-	215,178	215,178

Balance, June 30, 2012	$-	$1	18,499,736	$2	$13,833,383	$4,267,115	$9,262,270	$6,963,274	$34,326,045

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(Stated in US Dollars) (Unaudited)

	The six months ended June 30,
	2012	2011
Cash flows from operating activities
Net (loss)/income	$(1,068,954)	$(920,941)
Depreciation	968,584	939,852
Amortization	997,273	1,240,326
Changes in fair value of warrants	(1,165,692)	(735,874)
Impairment of fixed assets		326,854
Adjustments to reconcile net income to net cash provided by operating activities:
Trade receivables, net	(384,047)	1,223,177
Inventories	(878,410)	(746,135)
Note receivables	190,051	-
Advances to suppliers	(514,549)	(65,419)
Prepayments	483,391	(166,882)
Tender deposits	(150,865)	44,466
Travel advances to shareholders	(31,683)	(10,089)
Advances to employees	(108,814)	(55,999)
Deferred tax assets	(149,386)	(228,317)
Receivables from relationship	(274,308)	-
Accounts payable	307,196	40,801
Income tax payable	3,144	(366,549)
Turnover and other taxes	(19,273)	(312,319)
Customer deposits	687,750	1,211,303
Accrued liabilities	554,844	(45,648)

Net cash provided/(used) by operating activities	$(553,748)	$1,372,607

Cash flows from investing activities
Decrease in restricted cash	$-	$64,943
Purchase of plant and equipment	(45,471)	(176,617)
Purchase of intangibles	-	(1,963,908)
Deposit for technology-based designed	-	-

Net cash used in investing activities	$(45,471)	$(2,075,582)

Cash flows from financing activities	$-	$-
Net cash provided by financing activities	$-	$-

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE JUNE MONTHS ENDED JUNE 30, 2012 AND 2011
(Stated in US Dollars) (Unaudited)

	The six months ended June 30,
	2012	2011

Net in cash and cash equivalents (used)/sourced	$(599,219)	$(702,975)
Effect of foreign currency translation on
cash and cash equivalents	40,997	564,523

Cash and cash equivalents–beginning period	1,550,911	9,587,765

Cash and cash equivalents–end period	$992,689	$9,449,313

	The six months ended June 30,
	2012	2011
Supplementary cash flow information:
Tax paid	$14,033	$381,151
Interest received	2,217	19,957
Interest paid	-	-

SUPPLEMENTAL NON-CASH DISCLOSURES:

1.	During the six months ended June 30, 2012 and 2011, an amount of nil and $1,342,184 were transferred from “Deposit for technology-based designed” to “property, plant and equipment”, respectively.

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
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
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
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
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
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
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
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

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An allowance for doubtful accounts is maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience.  Bad debts are written off as incurred. There were bad debts of nil and $294,869 for the six months ended June 30, 2012 and the years ended December 2011 respectively.

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

	June 30, 2012	December 31, 2011
Bank of Communications, Branch of Daqing
City Economic Zone	241,488	$198,988
China Construction Bank, Beijing Branch	609,907	1,209,771
Qingdao bank	1,918	1,461
Agricultural Bank of China	109,321	122,803
HSBC	961	1,186
Cash on hand	29,094	16,702
	992,689	$1,550,911

(l)	Restricted cash

Restricted cash are pledged deposits in an escrow account for investor relations purpose.

(m)	Revenue recognition

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
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
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

The Group did not have lease which met the criteria of capital lease. Leases which do not qualify as capital lease are classified as operating lease. Operating lease rental payment included in general and administrative expenses were $73,645 and $41,183 and cost of sales were nil and $18,678 for the six months ended June 30, 2012 and 2011 respectively.

(q)	Advertising

The Group expensed all advertising costs as incurred. Advertising expenses included in selling expenses were 21,552 and $5,529 for the six months ended June 30, 2012 and 2011 respectively.

(r)	Shipping and handling

All shipping and handling are expensed as incurred. Shipping and handling expenses included in selling expenses and cost of sales were $34,654 and $61,769  for the six months ended June 30, 2012 and 2011 respectively.

(s)	Research and development

All research and development costs are expensed as incurred. The research and development costs included in general and administrative expenses were $95,376 and $29,073 for the six months ended June 30, 2012 and 2011 respectively.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(Stated in US Dollars) (Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(t)	Retirement benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the statements of income as incurred. The retirement benefit expenses included in general and administrative expenses were $75,641 and $106,068 for the six months ended June 30, 2012 and 2011 respectively.

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:
	June 30, 2012	December 31, 2011	June 30, 2011
Twelve months ended
RMB : USD exchange rate	-	6.3523	-
Three months ended
RMB : USD exchange rate	6.3143	-	6.4635
Average six months ended
RMB : USD exchange rate	6.3141	-	6.5399
Average three months ended
RMB : USD exchange rate	6.3194	-	6.4999

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
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

As such, effective January 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in June 2007. On January 1, 2009 the Company recorded as a cumulative effect adjustment by decreasing additional paid-in capital amounting to $3,990,942 and decreasing beginning retained earnings by the amount of $65,910,931 and recording $69,901,873 as a warrant liability to recognize the fair value of such warrants on January 1, 2009. The fair value of the warrants was nil and $1,165,692 on June 30, 2012 and December 31, 2011 respectively. The Company recognized $1,165,692 as income and $23,29,880 as loss from the change in fair value of warrants for the six months ended June 30, 2012 and 2011 respectively.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
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
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
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
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
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
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
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

The FASB has issued Accounting Standards Update (ASU) No. 2012-02, Intangibles--Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic 350-30, Intangibles--Goodwill and Other, General Intangibles Other than Goodwill. Under the guidance in this ASU, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(Stated in US Dollars) (Unaudited)

3.	CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments which potentially expose the Group to concentrations of credit risk, consists of cash and trade receivables as of June 30, 2012 and December 31, 2011. The group performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

as of June 30, 2012 and December 31, 2011, the Group’s bank deposits were all placed with banks in the PRC and Hong Kong where there is currently no rule or regulation in place for obligatory insurance of bank accounts.

For the three months ended June 30, 2012, the group’s sales were generated from the PRC and Western Europe. Trade receivables as of June 30, 2012 and December 31, 2011 arose in the PRC and overseas.

The maximum amount of loss due to credit risk that the group would incur if the counter parties to the financial instruments failed to perform is represented the carrying amount of each financial asset in the balance sheet.

Normally the Group does not obtain collateral from customers or debtors.

Details of the customers accounting for 10% or more of the Group’s revenue are as follows:

	For the six months ended June 30,
	2012		2011
Customer A	$637,158		$-
Customer D	308,630		-
Customer F	271,614		-
Customer K		-	216,848
Customer L		-	211,718

Details of customers accounting for 10% or more of the Group’s trade receivables are as follows:

	June 30, 2012	December 31, 2011

Customer A	$631,923	$332,386
Customer B	369,749	256,827
Customer C	238,247	291,466
Customer D	231,603	261,008
Customer E	511,133	291,256
Customer F	367,005	417,594
Customer G	864,170	807,578

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(Stated in US Dollars) (Unaudited)

4.	AMOUNT DUE FROM A RELATED COMPANY

The following table provides the details of amounts due from related companies:

	June 30, 2012	December 31, 2011

Rise Elite International Ltd.	$830	$830
Daqing Sunway Software Tech Co., Ltd.	332,578	125,939

	$333,408	$126,769

Amount due from Rise Elite International Ltd. (Rise Elite) was $830, a related company where Mr. Liang Deli, the director of the Group is a shareholder. The amount is held by Rise Elite for the initial setup expenses. The amount was unsecured, interest free and repayable on demand.

Amount due from Daqing Sunway Software Tech Co., Ltd. was $333,408, a related company where Mr. Zhao Qichao, the director of the Group is a shareholder. The amount was unsecured, interest free and repayable on demand.

5.	TRADE RECEIVABLES, NET

Trade receivables comprise the followings:

	June 30, 2012	December 31, 2011

Trade receivables, gross	$7,350,456	$7,219,617
Provision for doubtful debts	(41,318)	(335,940)
Trade receivables, net	$7,309,138	$6,883,677

All of the above trade receivables are due within one year of aging.

An analysis of the allowance for doubtful accounts for the three months ended June 30, 2012 and 2011 is as follows:

	June 30, 2012	June 30, 2011

Balance at beginning of period	$39,579	$39,579
Addition of the provision	-	-
Foreign exchange adjustment	1,739	786

Balance at end of period	$41,318	$40,365

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
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
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

	June 30, 2012	December 31, 2011

Deli Liang	42,385	10,639

	$42,385	$10,639

The following table provides the activity in the travel advances to shareholders:

	June 30, 2012	December 31, 2011

Beginning balance	$10,639	$332,709

Add: Advanced during the period/year	41,539	85,345

Less: Transferred to income statement	(9,793)	(94,333)
Repayment by directors	-	(313,082)
Ending balance	$42,385	$10,639

7.	ADVANCES TO EMPLOYEES

Advances to employees are advances for purchases and travelling. They are unsecured, interest free and repayable on demand. The following table provides the activity in the advances to employees:

	June 30, 2012	December 31, 2011

Beginning balance	$455,666	$269,303
Add: Advanced during the period/year	1,092,767	1,415,966

Less: Transferred to income statement	(597,650)	(925,341)
Recollected from employees	(383,564)	(304,262)
Ending balance	$567,219	$455,666

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(Stated in US Dollars) (Unaudited)

8.	INVENTORIES

Inventories comprise the followings:

	June 30, 2012	December 31, 2011
Finished goods	$409,699	$2,093,393
Work in process	2,516,406	218,788
Raw materials	733,474	452,379
	$3,659,579	$2,764,560

9.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net comprise the followings:

	June 30, 2012	December 31, 2011
At cost
Buildings	$2,251,470	$2,195,166
Machinery and equipment	973,037	953,761
Moldings	9,709,112	9,651,031
Computer software	2,297,531	2,283,786
Office equipment and motor vehicles	747,502	713,585

	$15,978,652	$15,797,329
Less: accumulated depreciation	(9,410,841)	(8,391,785)
Less: accumulated impairment	(594,133)	(590,579)

	$5,973,678	$6,814,965
Construction in progress	-	40,540
	$5,973,678	$6,855,505

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

In 2011, the Company recorded an impairment loss of moldings in the amount of $594,331. The circumstances leading to the impairment are attributed to the forecasted results of the product - Sunway Automatic Medicament Emitting (“SAME”). The Company considered historical rates and current market conditions when determining the discount and growth rates to use in its analyses.  If these estimates or their related assumptions change in the future, it may be required to record further impairment charges.

Depreciation expenses are included in the statement of income as follows:

	Six Months Ended June 30,
	2012	2011
Cost of net revenues	$698,267	$849,001
General and administrative expenses	35,727	54,397
Selling expenses	234,590	36,454
Total depreciation expenses	$968,584	$939,852

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(Stated in US Dollars) (Unaudited)

10.	INTANGIBLES, NET

Details of intangibles are as follows:

	June 30, 2012	December 31, 2011

Land use rights, at cost	$1,351,344	$1,343,261
Technology-based design, at cost	21,256,909	21,129,748

	$22,608,253	$22,473,009
Less: accumulated amortization	(6,973,297)	(5,940,306)
Less: accumulated impairment	(1,899,260)	(1,887,899)
Total intangibles, net	$13,735,696	$14,644,804

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

Amortization expense included in the general and administrative expenses for the six months ended 2012 and 2011 were $997,273 and $1,240,326 respectively.

In 2011, the Company recorded an impairment loss of technology-based design in the amount of $1,899,892. The circumstances leading to the impairment are attributed to the forecasted results of the product - Sunway Automatic Medicament Emitting (“SAME”). The Company considered historical rates and current market conditions when determining the discount and growth rates to use in its analyses.  If these estimates or their related assumptions change in the future, it may be required to record further impairment charges.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(Stated in US Dollars) (Unaudited)

11.	SHORT-TERM BANK LOANS

A short-term bank loan was initiated on August 31, 2010 and paid-off on February 25, 2011 by a director. As of June 30, 2012, the bank loan balance was as follows:

	June 30, 2012	December 31, 2011

Loans from Bank of Qingdao, interest rates at 6.37% per annum, due August 30, 2011	$-	$303,407
Less: Repayment during the period	-	(303,407)
	$-	$-

12.	EXPECTED WARRANTY LIABILITIES

An analysis of the expected warranty liabilities for the three months ended June 30, 2012 and 2011 is as follows:

	June 30, 2012	December 31, 2011

Beginning balance	$20,995	$53,308
Warranty expense for the year	-	(33,780)
Foreign currency difference	127	1,467
Ending balance	$21,122	$20,995

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
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
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
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

On June 5, 2012, all of the Series A, Series B, Series C, and Series D were expired.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
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

As such, effective January 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in June 2007. On January 1, 2009 the Company recorded as a cumulative effect adjustment by decreasing additional paid-in capital amounting to $3,990,942 and decreasing beginning retained earnings by the amount of $65,910,931 and recording $69,901,873 as a warrant liability to recognize the fair value of such warrants on January 1, 2009. The fair value of the warrants was nil and $1,165,692 on June 30, 2012 and December 31, 2011 respectively. The Company recognized $1,165,692 as income and $3,065,754 as loss from the change in fair value of warrants for the six months ended June 30, 2012 and 2011 respectively.

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
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(Stated in US Dollars) (Unaudited)

14.	INCOME TAXES

The Company, being registered in the State of Nevada and which conducts all of its business through its subsidiaries incorporated in PRC, is not subject to federal income tax until the operating profits was rebounded back to Untied States. The subsidiaries are SWT, Sunway, Beijing Sunway, Liheng (see note 1).

SWT, Sunway, Beijing Sunway and Liheng, being registered in the PRC, are subject to PRC’s Corporate Income Tax (“CIT”). Under applicable income tax laws and regulations, an enterprise located in PRC, including the district where our operations are located, is subject to a rate of 25% for the six months ended June 30, 2012 and 2011.

However, Sunway is a high technology company, and in accordance with the relevant regulations regarding the favourable tax treatment for high technology companies, Sunway is entitled to a reduced tax rate of 15% as long as Sunway is physically located and registered in the high and advance technology development zone.

The Group uses the asset and liability method, where deferred tax assets and liabilities are determined based in the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. There are temporary differences on deferred tax asset $786,997 on net operating loss as of June 30, 2012 and 600,835 as of December 31, 2011.

A reconciliation between the income tax computed at the U.S. statutory rate and the Group’s provision for income tax is as follows:

	June 30, 2012	December 31, 2011
U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	(34)%	(34)%
PRC CIT	25%	25%
Tax holiday	(10)%	(10)%
Provision for income taxes	15%	15%

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(Stated in US Dollars) (Unaudited)

14.	INCOME TAXES (Continued)

The provision for income taxes consists of the following:

	June 30, 2012	December 31, 2011
Current tax - PRC CIT	$14,033	$15,670

Deferred tax provision	(186,162)	(600,835)

Income tax	$(172,129)	$(585,165)

Reconciliation of these items is as follows:

	June 30, 2012	December 31, 2011
(Loss) / Income before tax	$(1,241,083)	$1,203,994
Add: Impairment of fixed assets and intangible assets	-	2,439,271
Loss on disposal of fixed assets and intangible assets	-	2,318,889
Tax loss not deductible among subsidiaries	-	10,358,719
Other non-tax deductible items	2,500,328	137,417

Less: Change in fair value of warrants	(1,165,692)	(16,353,823)

Taxable income (adjusted)	$93,553	$104,467

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(Stated in US Dollars) (Unaudited)

15.	EARNINGS PER SHARE

The calculation of the basic and diluted earnings per share attributable to the common stock holders is based on the following data:

	For the six months ended June 30,
	2012	2011
Income:
Income/(loss) for the purpose of basic earnings per share	$(1,068,954)	$(920,941)
Effect of dilutive potential common stock	-	-
Income for the purpose of dilutive earnings per share	$(1,068,954)	$(920,941)

Number of shares:
Weighted average number of common stock for the purpose of basic earnings per share	18,499,736	18,499,736
Effect of dilutive potential common stock
-conversion of Series A
convertible preferred stock	-	-
-conversion of Series B
convertible preferred stock	4,814,820	4,814,820
-conversion of Warrant Series A	-	-
-conversion of Warrant Series B	-	-
-conversion of Warrant Series J	-	-
-conversion of Warrant Series C	-	-
-conversion of Warrant Series D	-	-
Weighted average number of common stock for the purpose of dilutive earnings per share	23,314,556	23,314,556

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(Stated in US Dollars) (Unaudited)

16.	COMMITMENTS AND CONTINGENCIES

The Group has entered into a tenancy agreement for factory expiring through 2011. Total rental expenses for the months ended June 30, 2012 and 2011 amounted to $31,487 and $59,861 respectively.

As at June 30, 2012, the Group’s commitments for minimum lease payments under these leases for the next one year are as follows:

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

Net revenues and cost of revenues by product:

For the six
months ended
June 30,	Workstation	Workstation	Workstation
2012	Type A	Type B	Type C	SADP	Other	Consolidated
Net revenues	$-	$-	$2,449,168	$1,061,614	773,012	4,283,794
Cost of net revenues	-	-	(800,512)	(723,867)	(543,844)	(2,068,223)
	$-	$-	$1,648,656	$337,747	229,168	2,215,571

	Workstation	Workstation	Workstation
For the six months ended June 30, 2011	Type A	Type B	Type C	SADP	Other	Consolidated
Net revenues	$96,357	$164,126	$1,327,663	$1,386,608	$437,218	$3,411,973
Cost of net
revenues	(31,199)	(44,533)	(336,769)	(592,891)	(227,957)	(1,233,349)
	$65,158	$119,593	$990,894	$793,717	$209,261	$2,178,624

The Group’s operations are located in the PRC. All revenues are derived from customers in the PRC and Europe. All of the Group’s assets are located in the PRC. Sales of workstations are carried out in the PRC. Accordingly, no analysis of the Group's sales and assets by geographical market is presented.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
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

Level 1	Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets.

Level 2	Inputs to the valuation methodology include

	●	quoted prices for similar assets or liabilities in active markets

	●	quoted prices for identical or similar assets or liabilities in inactive markets

	●	inputs other than quoted prices that are observable for the asset or liability

	●	inputs that are derived principally from or corroborated by observable market data by correlation or other means

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

Warrant Liability:  As of June 30, 2012, the Company adopted the lattice valuation method to improve the valuation of the existing warrants with early exercise rights and down ratchet exercise price reset provision. The change is accounted for as change in accounting estimates. As opposed to closed

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Overview

Since June 27, 2007, the Company has operated as a holding company for entities that, through contractual relationships, control the business of Daqing Sunway Technology Co., Ltd. (“Daqing Sunway”), a company organized under the laws of the PRC. Daqing Sunway designs, manufactures and sells logistic transport systems and medicine dispensing systems and equipment that are principally used by hospitals and other medical facilities in the PRC. Currently the Company is the only producer of the two systems in the PRC: pneumatic transport systems (“PTS”) and Sunway Automatic Dispensing and Packing (“SADP”).  The Company has served approximately 330 customers in the PRC from its facilities in Daqing and Qingdao. It generates its revenue from sales in two product categories: PTS and SADP.

This discussion and analysis focuses on the business results of Sunway Group (consisting of Daqing Sunway, the Company’s primary operating entity, along with its other indirectly-owned subsidiaries Beijing Sunway New-force Medical Treatment Tech Co., Ltd. and Qingdao Liheng Textile Co., Ltd), comparing its results in the three and six months periods ended June 30, 2012 to the three and six months ended June 30, 2011.

The Company closed Daqing Sunway’s factor in December 2010 and shut down its production. The Company sales growth was slow in the second quarter of 2012 as compared with the same period of 2011.

Three-month period ended June 30, 2012 and June 30, 2011

Results of Operations

In the three months ended June 30, 2012, the Company’s net revenue increased slowly as compared with the same period of 2011. The increase was primarily attributable to a result of the increase of production volume of the Qingdao factory.

The following table summarizes the results of our operations during the three months ended June 30, 2012 and 2011, respectively, and provides information regarding the dollar and percentage increase (or decrease) from the three months ended June 30, 2012 and 2011.

	Three Months Ended June 30,
	2012		2011	Change	Change rate
Net Revenues	$2,276,562		$1,850,462	$426,100	23.03%
Cost of net revenues	$1,120,090		$501,021	$619,069	123.56%
Gross Profit	$1,156,472		$1,349,441	$(192,969)	(14.30	) %
Gross Margin	50.8%		72.92%	-	(22.12	) %
Operating Income/(loss)	$(1,184,712)		$(1,468,645)	$283,933	(19.33	) %
Changes in fair value of warrants	$197,824		$3,065,754	$(2,867,930)	(93,55)%

Net (Loss)/Income	$(850,725)		$1,754,499	$(2,605,224)	(148.44	) %
Net profit margin	(37.37	) %	94.81%	-	(132.18	) %

Net Revenues

Net revenues for the three months ended June 30, 2012, which resulted entirely from sales, was $2,276,562, an increase of 23.03% as compared with net revenues of $1,850,462 for the three months ended June 30, 2011. The increase was primarily due to an increase in the number of SADP units sold, offset by the decrease in the number of workstations sold. In the three months ended June 30, 2012, we sold 203 workstations, a decrease of 27.76% as compared with 281 workstations sold in the three months ended June 30, 2011. The decrease in workstations sold was due primarily to the shutdown of the Daqing factory.  During the three months ended June 30, 2012, we sold 10 units of SADP, as compared with 4 units of SADP for the three months ended June 30, 2011.

The following table breaks down application categories as percentage of total net revenue:

	Three Months Ended June 30,
	2012		2011
	sales	% of total sales	sales	% of total sales
PTS	$1,295,029	56.89%	$1,172,929	63.39%
SADP	$815,467	35.82%	$393,070	21.24%
Other	$166,066	7.29%	284,463	15.37%
Total net revenue	$2,276,562	100.00%	$1,850,462	100.00%

Cost of Net Revenue

Cost of net revenue increased to $1,129,090 for the three months ended June 30, 2012, representing an increase of 123.56% as compared with $501,021 for the same period of 2011. The increase was primarily due to increase in sale and salary.

The table below provides information about our cost of net revenue for the periods indicated:

	Three Months Ended June 30,
	2012	2011	Change
Cost of net revenue	$1,120,090	$501,021	123.56%

Gross Profit

Gross profit decreased 14.30% to $1,156,472 for the three months ended June 30, 2012, as compared to $1,349,441 for the three months ended June 30, 2011. Our gross profit margin went down by 22.12% from 72.92% for the three months ended June 30, 2011 to 50.80% for the same period of 2012, mainly due to the closing of our Daqing factory, resulting in a decrease of inventory to supply our clients. In an effort to increase supply, we hired new employees in our Qingdao factory in 2011. However, many of these new employees did not have sufficient experience in manufacturing which affected the quality of some of our products. These new employees would need to be trained and, as a result, we have increased direct labor fees and direct material fees.

The table below presents information about our gross profit for the periods indicated:

	Three Months Ended June 30,
	2012		2011
	US$	Gross profit margin	US$	Gross profit margin
Gross Profit	$1,156,472	50.80%	$1,349,441	72.92%

Income/Loss from Operations

Operating loss was $1,184,712 for the three months ended June 30, 2012, as compared with operating loss of $1,468,645 for the three months ended June 30, 2011. The decrease was primarily due to an increase in cost of net revenues.

Operating Expenses

Operating expenses were $2,341,184 for the three months ended June 30, 2012, a decrease as compared with $2,818,086 for the same period of 2011. The decrease was primarily due to two factors: (i) selling expenses increased $486,870, or 147.16% to $817,721 in the three months ended June 30, 2012 from $330,851 for the same period of 2011; and (ii) general and administration expenses decreased $963,772, or 38.75% to $ 1,523,463 for the three months ended June 30, 2012 from $2,487,235 for the same period of 2011. Due to the closing of our Daqing factory, we incurred general and administration expenses such as employee salaries, depreciation expense and removing expense in the quarter ended June 30, 2011.

The table below presents information about our operating expenses for the periods indicated:

	Three Months Ended June 30,
	2012	2011	Change
Selling expenses	$817,721	$330,851	147.16%
General & Administrative expenses	$1,523,463	$2,487,235	(38.75)%
Total operating expenses	$2,341,184	$2,818,086	(16.92)%

Changes in fair value of warrants

Changes in fair value of warrants were $197,824 for the three months ended June 30, 2011. This is recorded as a non-cash income, which resulted from the change in fair value of warrants issued to investors in conjunction with the Company’s issuance of warrants in June of 2007 pursuant to provisions of FASB ASC Topic 815, “Derivative and Hedging” (ASC 815). The accounting treatment of the warrants resulted from a provision providing anti-dilution protection to the warrant holders. As of June 5, 2012, all of warrants were expired.

Net Income/Loss

Net loss was $850,725 for the three months ended June 30, 2012, a decrease of 148.49% as compared with $1,754,499 of net income for the same period of 2011. In the quarter ended June 30, 2012, our net income was impacted by a non-cash income of $197,824 unrelated to our operations. Excluding the changes in fair value of warrants in non-cash income, the Company’s net loss from operations would have been $1,048,549 for the three months ended June 30, 2012 and net loss from operations was $1,311,255 for the three months ended June 30, 2011.

Earnings per Share

Basic and diluted loss per share (“EPS”) for the three months ended June 30, 2012 were $0.05 and $0.04 compared with earnings per share $0.09 and $0.08 for the same period of 2011. The weighted average number of shares outstanding to calculate basic EPS was 18,499,736 and 18,499,736 for the three months ended June 30, 2012 and June 30, 2011, respectively. The weighted average number of shares outstanding to calculate diluted EPS was 23,314,556 and 23,314,556 for the three months ended June 30, 2012 and June 30, 2011.

Six-month period ended June 30, 2011 and June 30, 2010

Results of Operations

In the six months ended June 30, 2012, the Company’s net revenue and gross profit increased slowly as compared with the same period of 2011. These increases were primarily attributable to a result of the increase of the production volume of our Qingdao factory.

The following table summarizes the results of our operations during the six months ended June 30, 2012 and 2011, respectively, and provides information regarding the dollar and percentage increase (or decrease) for the six months ended June 30, 2011 and 2012.

	Six Months Ended June 30,
	2012	2011	Change	Change rate
Net Revenue	$4,283,794	$3,411,973	$871,821	25.55%
Cost of net revenue	$2,068,223	$1,233,349	$834,874	67.69%
Gross Profit	$2,215,571	$2,178,624	$36,947	1.70%
Gross Margin	51.72%	63.85%	-	(12.13)%
Operating Income/(loss)	$(2,408,992)	$(1,844 416)	$(564,576)	30.61%
Change in fair value of warrants	$1,165,692	$735,874	$429,818	58.41%
Net Income/(loss)	$(1,068,954)	$(920,941)	$(148,013)	16.07%
Net profit margin	(24.95)%	(26.99)%	-	2.04%

Net Revenues

Net revenues for the six months ended June 30, 2012, which resulted entirely from sale, was $4,283,794, an  increase of 25.55% as compared with net revenues of $3,411,973 for the six months ended June 30, 2011. The increase was mainly due to an increase in the number of workstations sold, offset by a decrease in the number of SADP units sold. In the six months ended June 30, 2012, we sold 413 workstations, an increase of 17.32% as compared with 352 workstations sold for the six months ended June 30, 2011. During the same period of 2012, we also sold 13 units of SADP, a decrease of 18.75% compared with 16 units of SADP for the six months ended June 30, 2011. The decrease in SADP was due primarily to Qingdao factory’s output decline.

The following table breaks down application categories as percentage of total net revenue.

	Six Months Ended June 30,
	2012		2011
	Sales	% of total sales	Sales	% of total sales
PTS	$2,449,168	57.17%	$1,588,146	46.55%
SADP	$1,061,614	24.78%	$1,386,608	40.64%
OTHER	$773,012	18.05%	$437,219	12.81%
Total net revenue	$4,283,794	100.00%	$3,411,973	100.00%

Cost of Net Revenues

Cost of net revenues increased to $2,068,223 for the six months ended June 30, 2012, representing an increase of 67.69% as compared with $1,233,349 for the same period of 2011. The increase was primarily due to an increase in sales and salaries.

The table below presents information about our cost of net revenue for the periods indicated:

	Six Months Ended June 30,
	2012	2011	Change
Cost of net revenue	$2,068,223	$1,233,349	67.69%

Gross Profit

Gross profit increased 1.70% to $2,215,571 for the six months ended June 30, 2012, as compared to $2,178,624 for the six months ended June 30, 2011. Our gross profit margin fell 12.13% from 63.85% for the six months ended June 30, 2011 to 51.72% for the same period of 2012, because we could meet customer demands with the increased production volume in our Qingdao factory.

The table below presents information about our gross profit for the periods indicated:

	Six Months Ended June 30,
	2012		2011
	US$	Gross profit margin	US$	Gross profit margin

Gross Profit	$2,215,571	51.72%	$2,178,624	63.85%

Income from Operations

Operating loss decrease 30.61% to $2,408,992 for the six months ended June 30, 2012, as compared to operating income was $1,844,416 for the six months ended June 30, 2011. The decrease was primarily due to an increase in operating expenses.

Operating Expenses

Operating expenses was $4,624,563 for the six months ended June 30, 2012, an increase as compared with $4,023,040 for the same period of 2011. The increase was a result of selling expenses increased $797,318, or 141.82% to $1,359,538 for the six months ended June 30, 2012 from $562,220 for the same period of 2011, offset by the decrease of $195,795, or 5.66% of general and administration expenses   to $3,265,025 for the six months ended June 30, 2012 from $3,460,820 for the same period of 2011.

The table below presents information about our operating expenses for the periods indicated:

	Six Months Ended June 30,
	2012	2011	Change
Selling expenses	$1,359,538	$562,220	141.82%
General & Administrative expenses	$3,265,025	$3,460,820	(5.66)%
Total operating expenses	$4,624,563	$4,023,040	14.95%

Changes in fair value of warrants

Changes in fair value of warrants were $1,165,692 for the six months ended June 30, 2012. This is recorded as a non-cash charges, which resulted from the change in fair value of warrants issued to investors in conjunction with the Company’s issuance of warrants in June of 2007 pursuant to provisions of FASB ASC Topic 815, “Derivative and Hedging” (ASC 815). The accounting treatment of the warrants resulted from a provision providing anti-dilution protection to the warrant holders. As of June 5, 2012, all of the warrants were expired by the agreement item.

Net Loss

Net loss was $1,068,954 for the six months ended June 30, 2012, a decrease as compared with $920,941 for the same period of 2011. In the six months ended June 30, 2012, our net loss was impacted by a non-cash charge of $1,165,692 unrelated to the Company’s operations. Excluding the changes in fair value of warrants, the Company’s net loss from operations would have been $2,234,646 for the six months ended June 30, 2012 and $1,656,815 for the six months ended June 30, 2011.

Earnings Per Share

Basic and diluted losing per share for the six months ended June 30, 2011 were $0.06 and $0.05 compared with earning $0.05 and $0.04 for the same period of 2011. The weighted average number of shares outstanding to calculate basic EPS was 18,499,736 and 18,499,736 for the six months ended June 30, 2012 and June 30, 2011, respectively. The weighted average number of shares outstanding to calculate diluted EPS was 23,314,556 and 23,314,556 for the six months ended June 30, 2012 and June 30, 2011.

Trade Receivables, net

Trade receivables, net increase 6.18% to $7,309,138 as of June 30, 2012, compared with $6,883,677 as of December 31, 2011. The decrease in trade receivables was primarily attributable to increase in sale.

Inventory

Inventory consists of raw materials, finished goods and work in progress. As of June 30, 2012, the recorded value of our inventory has increased 32.37% to $3,659,579 from $2,764,560 as of December 31, 2011. The increase was mainly due to an decrease of 80.43% in finished goods from $2,093,393 as of December 31, 2011 to $409,699 as of June 30, 2012; an increase of 62.14% in raw material from $452,379 as of December 31, 2011 to $733,474 as of June 30, 2012, an increase of 1,050.16% in work in progress from $218,788 as of December 31, 2011 to $2,516,406 as of June 30, 2012. The increase was primarily attributable to our Qingdao factory’s augmented output of the SADP and PTS, so that we have adequate supply to meet our customers’ needs.

The table below presents information about our inventory for the periods indicated:

Item	June 30, 2012	December 31, 2011	Change
Finished goods	$409,699	$2,093,393	(80.43)%
Work in progress	$2,516,406	$218,788	1,050.16%
Raw material	$733,474	$452,379	62.14%
Total	$3,659,579	$2,764,560	32.37%

Accounts Payable

Accounts payable was $932,927 as of June 30, 2012, an increase as compared with $621,997 as of December 31, 2011. The increase was primarily attributable to the fact that our Qingdao Liheng factory started to choose new supplies for PTS and SADP, resulted in an increase in purchase volume.

Liquidity and Capital Resources

We have historically financed our operations and capital expenditures principally through private placements of debt and equity offerings and cash provided by operations.

The table below presents information about our cash flow for the periods indicated:

	Six months ended June 30,
	2012	2011	Change
Net cash provided by (used in) operating activities	$(553,748)	$1,372,607	$(1,926,355)
Net cash provided by (used in) investing activities	$(45,471)	$(2,075,582)	$2,030,111
Net cash provided by (used in) financing activities	$-	$-	$-
Effect of foreign currency translation on cash and cash equivalents	$40,997	$564,523	$523,526
Beginning cash and cash equivalent	$1,550,911	$9,587,765	$(8,036,854)
Ending cash and cash equivalent	$992,689	$9,449,313	$(8,456,624)

Operating Activities

For the six months ended June 30, 2012, net cash used by operating activities was $553,748. This was primarily attributable to our net loss of $1,068,954, adjusted by an add-back of non-cash expenses mainly consisting of depreciation, amortization and changes in fair value of warrants $800,165 offset by a $284,959 decrease in working capital. Specifically, the working capital decrease was primarily due to (i) a $384,047 trade receivables increase driven by increase in sale; (ii) a $878,410 inventories increase, principally in work in process and finished goods, due to increase in work process; (iii) a $514,549 increase in advance to suppliers to choose new suppliers for PTS and SADP in Qingdao Liheng factory; (iv) a $41,614 increase in prepayments, travel advances to directors, tender deposits and advances to employees, consisting primarily of prepayments for raw materials and supplies in advance of shipment, working capital for sales staff and payment of client deposits; partially offset by a $1,533,661 decrease in accounts payable, tax payable, loans from unrelated parties, amount due from a director, customer deposits and accrued liabilities.

Investing Activities

For the six months ended June 30, 2012, net cash used in investing activities was $45,471. This was primarily attributable to a $45,471 capital expenditure for purchase of new plant and equipment.

Cash and Cash Equivalents

Our cash and cash equivalents as of the beginning of January 1, 2012 were $1,550,911 and $992,689 as of June 30, 2012.

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

Obligations under Material Contracts

We do not have any material contractual obligations as of June 30, 2012.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of June 30, 2012.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the period ended September 30, 2011. Based upon that evaluation, the Company’s management concluded that, as of the date of evaluation, the Company’s disclosure controls and procedures were not effective.  Based upon that evaluation and due to the material weaknesses existing in our internal controls as of December 31, 2011 (as described in the Company's form 10-K) which have not been fully remediated as of June 30, 2012, we have concluded that as of June 30, 2012, our disclosure controls and procedures were not effective.

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

SUNWAY GLOBAL, INC.

Dated: August 14, 2012	By:	/s/ Liang Deli
Name: Liang Deli
Title: Chief Executive Officer (Principal Executive Officer)

Dated: August 14, 2012	By:	/s/ Samuel Sheng
Name: Samuel Sheng
Title: Chief Financial Officer (Principal Financial and Accounting officer)