Form 10-Q/A
period 2012-06-30
Sunway Global Inc.
filed 2012-09-13
CIK 1096840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No.1

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

Explanatory Note

This Amendment No. 1 (“Form 10-Q/A”) to Sunway Global, Inc.’s (the “Company”) Quarterly Report on Form 10-Q for the period ended June 30, 2012 (“Form 10-Q”), as filed with the Securities and Exchange Commission on August 14, 2012, is being filed solely to furnish Exhibits 101 to the Form 10-Q as required by Rule 405 of Regulation S-T.  Exhibits 101 to this Form 10-Q/A furnish the following items in Extensible Business Reporting Language:  (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Company’s Consolidated Financial Statements.

No changes have been made to the Form 10-Q other than the furnishing of Exhibits 101 described above.  This Form 10-Q/A does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

ITEM6 -         EXHIBITS.

Exhibit No.	Description of Exhibit
31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Act of 2002 Section 302.
31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Act of 2002 Section 302.
32.1	Certification by Chief Executive Officer pursuant to Sarbanes-Oxley Act of 2002 Section 906.
32.2	Certification by Chief Financial Officer pursuant to Sarbanes-Oxley Act of 2002 Section 906.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

* Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL (eXtensible Business Reporting Language):  (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements.  The XBRL-related information in Exhibits 101 to this Amendment No. 1 to Quarterly Report on Form 10-Q/A shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNWAY GLOBAL, INC.

Dated: September 13, 2012	By:	/s/ Liang Deli
Name: Liang Deli
Title: Chief Executive Officer (Principal Executive Officer)

Dated: September 13, 2012	By:	/s/ Samuel Sheng
Name: Samuel Sheng
Title: Chief Financial Officer (Principal Financial and Accounting officer)

3