Form 10-Q
period 2012-09-30
Sunway Global Inc.
filed 2012-11-20
CIK 1096840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGEACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

Issuer's telephone Number: 86-10-61779332

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

 As of November 16, 2012, there were 18,499,736 outstanding shares of the Registrant's Common Stock, $0.0000001 par value.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNWAY GLOBAL INC.
CONSOLIDATED BALANCE SHEETS
AS AT SEPTEMBER 30, 2012 AND DECEMBER 31, 2011
 (Stated in US Dollars)

	Notes		September 30,2012 (Unaudited)	December 31, 2011 (Audited)
ASSETS
Current assets
Cash and cash equivalents	2	(k)	$401,934	$1,550,911
Trade receivables, net	5		7,922,194	6,883,677
Notes receivables			-	283,362
Inventories	8		4,406,577	2,764,560
Advances to suppliers			1,670,653	837,170
Prepayments			506,410	852,017
Tender deposits			469,930	176,860
Travel advances to shareholders	6		42,303	10,639
Advances to employees	7		643,602	455,666
Deferred tax assets			1,154,981	600,835

Total current assets			$17,218,584	$14,415,697
Restricted cash	2	(l)	1,094	1,094
Amount due from a related company	4		127,282	126,769
Property, plant and equipment, net	9		5,566,401	6,855,505
Intangibles, net	10		13,204,903	14,644,804
Deposit for technology-based designed			3,416,423	3,402,547

TOTAL ASSETS			$39,534,687	$39,446,416

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short term bank loans	11		$663,874	$-
Accounts payable			1,100,774	621,997
Income tax payable			5,925	4,307
Turnover and other taxes			23,818	77,512
Expected warranty liabilities	12		21,081	20,995
Customer deposits			3,192,157	1,748,881
Accrued liabilities			1,066,345	627,211

Total current liabilities			$6,073,974	$3,100,903
Warrants liabilities	13		-	1,165,692
TOTAL LIABILITIES			$6,073,974	$4,266,595

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.
CONSOLIDATED BALANCE SHEETS (Continued)
AS AT SEPTEMBER 30, 2012 AND DECEMBER 31, 2011
(Stated in US Dollars)

	Notes	September 30, 2012 (Unaudited)	December 31, 2011 (Audited)

STOCKHOLDERS’ EQUITY

Series B Convertible Preferred Stock $0.0000001 par value; 400,000 shares authorized; 160,494 shares issued and outstanding at September 30, 2012 and December 31, 2011	13	$1	$1

Common stock at $0.0000001 par value; 100,000,000 shares authorized; 18,499,736 shares issued and outstanding at September 30, 2012 and December 31, 2011		2	2
Additional paid-in capital		13,833,383	13,833,383
Statutory reserves		4,267,115	4,267,115
Retained earnings		8,330,977	10,331,224
Accumulated other comprehensive income		7,029,235	6,748,096

		$33,460,713	$35,179,821

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$39,534,687	$39,446,416

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Stated in US Dollars) (Unaudited)

	Notes	The nine months ended September 30,
		2012	2011

Net revenues	17	$5,898,300	$5,774,391
Cost of net revenues	17	(2,596,144)	(2,103,228)

Gross profit		$3,302,156	$3,671,163

Selling expenses		(2,251,579)	(1,135,426)
General and administrative expenses		(4,744,885)	(4,784,578)

(Loss)/Income from operations		$(3,694,308)	$(2,248,841)
Interest income		2,741	29,185
Interest expenses		(5,801)	(329,002)
Compensation for product quality and overdue delivery		-	(6,048,513)
Changes in fair value of warrants		1,165,692	7,229,509

(Loss)/Income before income tax		$(2,531,676)	$(1,367,662)

Income tax expense	14	531,429	312,752

Net (loss)/income		$(2,000,247)	$(1,054,910)

Net income/(loss) per share:
-Basic	15	$(0.11)	$(0.06)

-Diluted	15	$(0.09)	$(0.05)

Weighted average number of common stock
-Basic	15	18,499,736	18,499,736

-Diluted	15	23,314,556	23,314,556

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Stated in US Dollars) (Unaudited)

	Notes	The three months ended September 30,
		2012	2011

Net revenues	17	$1,666,269	$2,370,644
Cost of net revenues	17	(528,553)	(873,061)

Gross profit		$1,137,716	$1,497,583

Selling expenses		(891,794)	(576,971)
General and administrative expenses		(1,468,400)	(1,651,826)

(Loss)/Income from operations		$(1,222,478)	$(731,214)
Interest income		525	9,216
Interest expenses		(5,794)	-
Compensation for product quality		-	(6,127,737)
Changes in fair value of warrants		-	4,163,755

(Loss)/Income before income tax		$(1,227,747)	$(2,685,980)

Income tax expense	14	359,302	109,454

Net (loss)/income		$(868,445)	$(2,576,526)

Net income/(loss) per share:
-Basic	15	$(0.05)	$(0.14)

-Diluted	15	$(0.04)	$(0.11)

Weighted average number of common stock
-Basic	15	18,499,736	18,499,736

-Diluted	15	23,314,556	23,314,556

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AS AT SEPTEMBER 30, 2012 AND DECEMBER 31, 2011
(Stated in US Dollars)

					Additional		Retained	Accumulated
	Preferred	Preferred	No. of		paid		earnings/	other
	Series	Series	shares	Common	in	Statutory	(Accumulated	comprehensive
	A	B	outstanding	stock	capital	reserves	deficit)	income	Total

Balance, January 1, 2011	$-	$1	18,499,736	$2	$13,833,383	$4,267,115	$8,542,065	$4,907,103	$31,549,669
Net income	-	-	-	-	-	-	1,789,159	-	1,789,159
Appropriations to statutory
Reserves	-	-	-	-	-			-	-
Foreign currency translation								1,840,993	1,840,993
Adjustment	-	-	-	-	-	-	-

Balance, December 31, 2011	$-	$1	18,499,736	$2	$13,833,383	$4,267,115	$10,331,224	$6,748,096	$35,179,821

Balance, January 1, 2012	$-	$1	18,499,736	$2	$13,833,383	$4,267,115	$10,331,224	$6,748,096	$35,179,821
Net income/(loss)	-	-	-	-	-	-	(2,000,247)	-	(2,000,247)
Foreign currency translation
Adjustment	-	-	-	-	-	-	-	281,138	281,138

Balance, September 30, 2012	$-	$1	18,499,736	$2	$13,833,383	$4,267,115	$8,330,977	$7,029,235	$33,460,713

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Stated in US Dollars) (Unaudited)

	The nine months ended September 30,
	2012	2011
Cash flows from operating activities
Net (loss)/income	$(2,000,247)	$(1,054,910)
Depreciation	1,414,494	1,443,346
Amortization	1,482,698	1,774,337
Changes in fair value of warrants	(1,165,692)	(7,229,509)
Impairment of fixed assets	-	329,002
Adjustments to reconcile net income to net cash provided by operating activities:
Trade receivables, net	(1,011,804)	2,648,285
Inventories	(1,547,506)	(1,062,499)
Note receivables	284,900	-
Advances to suppliers	(831,185)	(205,105)
Prepayments	349,551	(393,541)
Tender deposits	(292,742)	97,379
Travel advances to shareholders	(31,663)	2,673
Advances to employees	(186,328)	(340,794)
Deferred tax assets	(554,146)	337,947
Receivables from relationship	(126,452)	-
Accounts payable	476,881	65,094
Income tax payable	1,603	(383,655)
Turnover and other taxes	(54,083)	(279,020)
Customer deposits	1,438,076	1,552,059
Accrued liabilities	437,163	49,878

Net cash provided/(used) by operating activities	$(1,916,482)	$(2,649,033)

Cash flows from investing activities
Decrease in restricted cash	$-	$65,997
Purchase of plant and equipment	(111,775)	(242,382)
Purchase of intangibles	-	(1,990,086)

Net cash used in investing activities	$(111,775)	$(2,166,471)

Cash flows from financing activities
Bank borrowings	$664,767	$-
Net cash provided by financing activities	$664,767	$-

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE NINEMONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Stated in US Dollars) (Unaudited)

	The nine months ended September 30,
	2012	2011

Net in cash and cash equivalents (used)/sourced	$(1,363,490)	$(4,815,504)
Effect of foreign currency translation on
cash and cash equivalents	214,513	(119,188)

Cash and cash equivalents–beginning period	1,550,911	9,587,765

Cash and cash equivalents–end period	$401,934	$4,653,073

	The nine months ended September 30,
	2012	2011
Supplementary cash flow information:
Tax paid	$21,114	$408,901
Interest received	2,741	29,185
Interest paid	5,801	-

SUPPLEMENTAL NON-CASH DISCLOSURES:

1.	During the ninemonths ended September 30, 2012and 2011, an amount of nil and $1,342,184 were transferred from “Deposit for technology-based designed” to “property, plant and equipment”, respectively.

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
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

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An allowance for doubtful accounts is maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience.  Bad debts are written off as incurred. There were bad debts of nil and $294,869 for theninemonthsendedSeptember 30, 2012 and the years ended December 2011 respectively.

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

	September 30, 2012	December 31, 2011
Bank of Communications, Branch of Daqing
City Economic Zone	25,072	$198,988
China Construction Bank, Beijing Branch	241,050	1,209,771
Qingdao bank	1,692	1,461
Agricultural Bank of China	41,771	122,803
HSBC	961	1,186
Cash on hand	91,388	16,702
	401,934	$1,550,911

(l)	Restricted cash
Restricted cash are pledged deposits in an escrow account for investor relations purpose.

(m)	Revenue recognition

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
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

The Group did not have lease which met the criteria of capital lease. Leases which do not qualify as capital lease are classified as operating lease. Operating lease rental payment included in general and administrative expenses were $70,723 and $68,480 and cost of sales were 39,516 and $21,980 for the nine months ended September 30, 2012 and 2011 respectively.

(q)	Advertising

The Group expensed all advertising costs as incurred. Advertising expenses included in selling expenses were 35,982 and $14,856 for the nine months ended September 30, 2012 and 2011 respectively.

(r)	Shipping and handling

All shipping and handling are expensed as incurred. Shipping and handling expenses included in selling expenses and cost of sales were $57,707 and $107,084  for the nine months ended September 30, 2012 and 2011 respectively.

(s)	Research and development

All research and development costs are expensed as incurred. The research and development costs included in general and administrative expenses were $141,699 and $33,181 for the nine months ended September 30, 2012 and 2011 respectively.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Stated in US Dollars) (Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(t)	Retirement benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the statements of income as incurred. The retirement benefit expenses included in general and administrative expenses were $130,207 and $164,516 for the nine months ended September 30, 2012 and 2011 respectively.

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	September 30, 2012	December 31, 2011	September 30, 2011

Twelve months ended
RMB:USD exchange rate	-	6.3523	-
Average ninemonths ended
RMB: USD exchange rate	6.3180	-	6.4972
Average three months ended
RMB: USD exchange rate	6.3257		6.4132

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
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

As such, effective January 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in June 2007. On January 1, 2009 the Company recorded as a cumulative effect adjustment by decreasing additional paid-in capital amounting to $3,990,942 and decreasing beginning retained earnings by the amount of $65,910,931 and recording $69,901,873 as a warrant liability to recognize the fair value of such warrants on January 1, 2009. The fair value of the warrants was nil and $1,165,692 on September 30, 2012 and December 31, 2011 respectively. The Company recognized $1,165,692 as income and $2,329,880 as loss from the change in fair value of warrants for thenine months endedSeptember 30, 2012and 2011 respectively.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Stated in US Dollars) (Unaudited)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(z)	Recent accounting pronouncements (Continued)

In July 2012, the FASB has issued Accounting Standards Update (ASU) No. 2012-02, Intangibles--Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic 350-30, Intangibles--Goodwill and Other, General Intangibles Other than Goodwill.Under the guidance in this ASU, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period.The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.

In August 2012, the FASB has released Accounting Standards Update (ASU) No. 2012-03, Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22. This ASU amends various SEC paragraphs: (a) pursuant to the issuance of Staff Accounting Bulletin No. 114; (b) pursuant to the issuance of the SEC’s Final Rule, Technical Amendments to Commission Rules and Forms Related to the FASB’s Accounting Standards Codification, Release Nos. 33-9250, 34-65052, and IC-29748 August 8, 2011; and (c) related to ASU No. 2010-22, Accounting for Various Topics.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Stated in US Dollars) (Unaudited)

3.	CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments which potentially expose the Group to concentrations of credit risk, consists of cash and trade receivables as of September 30, 2012 and December 31, 2011. The group performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

as of September 30, 2012 and December 31, 2011, the Group’s bank deposits were all placed with banks in the PRC and Hong Kong where there is currently no rule or regulation in place for obligatory insurance of bank accounts.

For the three months ended September 30, 2012, the group’s sales were generated from the PRC and Western Europe. Trade receivables as of September 30, 2012 and December 31, 2011 arose in the PRC and overseas.

The maximum amount of loss due to credit risk that the group would incur if the counter parties to the financial instruments failed to perform is represented the carrying amount of each financial asset in the balance sheet.

Normally the Group does not obtain collateral from customers or debtors.

Details of the customers accounting for 10% or more of the Group’s revenue are as follows:

	For the nine months ended September 30,
	2012		2011
Customer A	$745,014		$-
Customer D	563,373		-
Customer F	486,111		-
Customer K		-	216,848
Customer L		-	211,718

Details of customers accounting for 10% or more of the Group’s trade receivables are as follows:

	September 30, 2012	December 31, 2011

Customer A	$596,961	$332,386
Customer B	352,238	256,827
Customer C	222,185	291,466
Customer D	228,169	261,008
Customer E	473,108	291,256
Customer F	325,691	417,594
Customer G	862,504	807,578

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Stated in US Dollars) (Unaudited)

4.	AMOUNT DUE FROM A RELATED COMPANY

The following table provides the details of amounts due from related companies:

	September 30, 2012	December 31, 2011
Rise Elite International Ltd.	$830	$830
Daqing Sunway Software Tech Co., Ltd.	126,452	125,939

	$127,282	$126,769

Amount due from Rise Elite International Ltd. (Rise Elite) was $830, a related company where Mr. Liang Deli, the director of the Group is a shareholder. The amount is held by Rise Elite for the initial setup expenses. The amount was unsecured, interest free and repayable on demand.

Amount due from Daqing Sunway Software Tech Co., Ltd. was $126,452, a related company where Mr. Zhao Qichao, the director of the Group is a shareholder. The amount was unsecured, interest free and repayable on demand.

5.	TRADE RECEIVABLES, NET

Trade receivables comprise the followings:
	September 30, 2012	December 31, 2011

Trade receivables, gross	$7,963,432	$7,219,617
Provision for doubtful debts	(41,238)	(335,940)

Trade receivables, net	$7,922,194	$6,883,677

All of the above trade receivables are due within one year of aging.

An analysis of the allowance for doubtful accounts for the ninemonths ended September 30, 2012 and 2011 is as follows:

	September 30, 2012	September 30, 2011

Balance at beginning of period	$39,579	$39,579
Addition of the provision	-	-
Foreign exchange adjustment	1,659	1,216

Balance at end of period	$41,238	$40,795

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
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

	September 30, 2012	December 31, 2011

Deli Liang	42,303	10,639

	$42,303	$10,639

The following table provides the activity in the travel advances to shareholders:

	September 30, 2012	December 31, 2011

Beginning balance	$10,639	$332,709

Add: Advanced during the period/year	41,457	85,345

Less: Transferred to income statement	(9,793)	(94,333)
Repayment by directors	-	(313,082)

Ending balance	$42,303	$10,639

7.	ADVANCES TO EMPLOYEES

Advances to employees are advances for purchases and travelling. They are unsecured, interest free and repayable on demand. The following table provides the activity in the advances to employees:

	September 30, 2012	December 31, 2011

Beginning balance	$455,666	$269,303
Add: Advanced during the period/year	1,501,452	1,415,966

Less: Transferred to income statement	(875,019)	(925,341)
Recollected from employees	(438,497)	(304,262)

Ending balance	$643,602	$455,666

8.	INVENTORIES

Inventories comprise the followings:

	September 30, 2012	December 31, 2011
Finished goods	$263,805	$2,093,393
Work in process	3,524,957	218,788
Raw materials	617,815	452,379

	$4,406,577	$2,764,560

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Stated in US Dollars) (Unaudited)

9.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net comprise the followings:

	September 30, 2012	December 31, 2011
At cost
Buildings	$2,247,128	$2,195,166
Machinery and equipment	971,323	953,761
Moldings	9,097,402	9,651,031
Computer software	2,293,100	2,283,786
Office equipment and motor vehicles	796,050	713,585

	$15,405,003	$15,797,329
Less: accumulateddepreciation	(9,838,602)	(8,391,785)
Less: accumulated impairment	-	(590,579)

	$5,566,401	$6,814,965
Construction in progress	-	40,540

	$5,566,401	$6,855,505

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

In 2011, the Company recorded an impairment loss of moldings in the amount of nil. The circumstances leading to the impairment are attributed to the forecasted results of the product - Sunway Automatic Medicament Emitting (“SAME”). The Company considered historical rates and current market conditions when determining the discount and growth rates to use in its analyses.  If these estimates or their related assumptions change in the future, it may be required to record further impairment charges.

Depreciation expenses are included in the statement of income as follows:

	Nine months ended September 30,
	2012	2011
Cost of net revenues	$1,066,649	$1,293,045
General and administrative expenses	36,117	94,792
Selling expenses	311,728	55,509

Total depreciation expenses	$1,414,494	$1,443,346

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Stated in US Dollars) (Unaudited)

10.	INTANGIBLES, NET

Details of intangibles are as follows:

	September 30, 2012	December 31, 2011

Land use rights, at cost	$1,348,738	$1,343,261
Technology-based design, at cost	21,215,917	21,129,748

	$22,564,655	$22,473,009
Less: accumulated amortization	(7,464,154)	(5,940,306)
Less: accumulated impairment	(1,895,598)	(1,887,899)
Total intangibles, net	$13,204,903	$14,644,804

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

Amortization expense included in the general and administrative expenses for thenine months ended 2012 and 2011 were $1,482,698 and $1,774,337 respectively.

In 2011, the Company recorded an impairment loss of technology-based design in the amount of $1,895,598. The circumstances leading to the impairment are attributed to the forecasted results of the product - Sunway Automatic Medicament Emitting (“SAME”). The Company considered historical rates and current market conditions when determining the discount and growth rates to use in its analyses.  If these estimates or their related assumptions change in the future, it may be required to record further impairment charges.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Stated in US Dollars) (Unaudited)

11.	SHORT-TERM BANK LOANS

A short-term bank loan for the ninemonths ended September 30, 2012 and 2011 is as follows:

	September 30, 2012	December 31, 2011

Loans	$663,874	$303,407
Less: Repayment during the period	-	(303,407)
	$663,874	$-

12.	EXPECTED WARRANTY LIABILITIES

An analysis of the expected warranty liabilities for the ninemonths ended September 30, 2012 and 2011 is as follows:

	September 30, 2012	December 31, 2011

Beginning balance	$20,995	$53,308
Warranty expense for the year	-	(33,780)
Foreign currency difference	86	1,467
Ending balance	$21,081	$20,995

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
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

On June 18, 2008, Columbia China Capital Group, Inc. converted 4,938 shares of Preferred Series B into 148,140 shares of common stock.

On November 10, 2008, Columbia China Capital Group, Inc. converted the Warrant J, totally 53,691 shares into 53,691 of common stock.

On June 5, 2012, all of the Series A, Series B, Series C, and Series D were expired.

On October 15, 2012, Vision Opportunity Master Fund Ltd and Vision Capital Advantage Fund, LP (the “Sellers”) entered into a Sale and Purchase Agreement (the “Agreement”) with Liang Deli, the Chief Executive Officer and Chairman of Sunway Global, Inc. (the “Company”) and Zhao Qichao (together with Mr. Liang, the “Buyers”). Pursuant to the Agreement, the Sellers agreed to sell and transfer 4,896,959 shares of common stock of the Company and 160,494 shares of Series B Preferred Shares of the Company (the “Shares”) to the Buyers for an aggregate purchase price of $5,000,000.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
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

As such, effective January 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in June 2007. On January 1, 2009 the Company recorded as a cumulative effect adjustment by decreasing additional paid-in capital amounting to $3,990,942 and decreasing beginning retained earnings by the amount of $65,910,931 and recording $69,901,873 as a warrant liability to recognize the fair value of such warrants on January 1, 2009. The fair value of the warrants was nil and $1,165,692 on September 30, 2012 and December 31, 2011 respectively. The Company recognized $1,165,692 and $7,229,509as income from the change in fair value of warrants for the nine months ended September 30, 2012 and 2011 respectively.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Stated in US Dollars) (Unaudited)

14.	INCOME TAXES

The Company, being registered in the State of Nevada and which conducts all of its business through its subsidiaries incorporated in PRC, is not subject to federal income tax until the operating profits was rebounded back to Untied States. The subsidiaries are SWT, Sunway, Beijing Sunway, Liheng (see note 1).

SWT, Sunway, Beijing Sunway and Liheng, being registered in the PRC, are subject to PRC’s Corporate Income Tax (“CIT”). Under applicable income tax laws and regulations, an enterprise located in PRC, including the district where our operations are located, is subject to a rate of 25% for the nine months ended September 30, 2012 and 2011.

However, Sunway is a high technology company, and in accordance with the relevant regulations regarding the favourable tax treatment for high technology companies, Sunway is entitled to a reduced tax rate of 15% as long as Sunway is physically located and registered in the high and advance technology development zone.

The Group uses the asset and liability method, where deferred tax assets and liabilities are determined based in the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. There are temporary differences on deferred tax asset $1,154,981 on net operating loss as of September 30, 2012 and 600,835 as of December 31, 2011.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Stated in US Dollars) (Unaudited)

14.	INCOME TAXES (Continued)

A reconciliation between the income tax computed at the U.S. statutory rate and the Group’s provision for income tax is as follows:

	September 30, 2012	December 31, 2011

U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	(34)%	(34)%
PRC CIT	25%	25%
Tax holiday	(10)%	(10)%
Provision for income taxes	15%	15%

The provision for income taxes consists of the following:

	September 30, 2012	December 31, 2011

Current tax- PRC CIT	$21,114	$15,670

Deferred tax provision	(554,146)	(600,835)

Income tax	$(533,032)	$(585,165)

Reconciliation of these items is as follows:

	September 30, 2012	December 31, 2011

(Loss) / Income before tax	$(2,531,676)	$1,203,994
Add: Impairment of fixed assets and intangible assets	-	2,439,271
Loss on disposal of fixed assets and intangible assets	-	2,318,889
Tax loss not deductible among subsidiaries	1,056,280	10,358,719
Other non-tax deductible items	2,500,328	137,417

Less: Change in fair value of warrants	(1,165,692)	(16,353,823)

Taxable income (adjusted)	$140,760	$104,467

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Stated in US Dollars) (Unaudited)

15.	EARNINGS PER SHARE

The calculation of the basic and diluted earnings per share attributable to the common stock holders is based on the following data:

	For the nine months ended September 30,
	2012	2011
Income:
Income/(loss) for the purpose of basic earnings per share	$(2,000,247)	$(1,054,910)
Effect of dilutive potential common stock	-	-
Income for the purpose of dilutive earnings per share	$(2,000,247)	$(1,054,910)

Number of shares:
Weighted average number of common stock for the purpose of basic earnings per share	18,499,736	18,499,736
Effect of dilutive potential common stock
-conversion of Series A
convertible preferred stock	-	-
-conversion of Series B
convertible preferred stock	4,814,820	4,814,820
-conversion of Warrant Series A	-	-
-conversion of Warrant Series B	-	-
-conversion of Warrant Series J	-	-
-conversion of Warrant Series C	-	-
-conversion of Warrant Series D	-	-
Weighted average number of common stock for the purpose of dilutive earnings per share	23,314,556	23,314,556

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Stated in US Dollars) (Unaudited)

16.	COMMITMENTS AND CONTINGENCIES

The Group has entered into a tenancy agreement for factory expiring through 2011. Total rental expenses for the months ended September 30, 2012 and 2011 amounted to $31,487 and $59,861 respectively.

As at September 30, 2012, the Group’s commitments for minimum lease payments under these leases for the next one year are as follows:

September30,
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

Net revenues and cost of revenues by product:

For thenine
months ended
September 30,	Workstation	Workstation	Workstation
2012	Type A	Type B	Type C	SADP	Other	Consolidated
Net revenues	$-	$-	$3,270,863	$1,373,431	1,254,006	5,898,300
Cost of net revenues	-	-	(1,092,165)	(796,870)	(707,109)	(2,596,144)
	$-	$-	$2,178,698	$576,561	546,897	3,302,156

	Workstation	Workstation	Workstation
For the nine months ended September 30, 2011	Type A	Type B	Type C	SADP	Other	Consolidated
Net revenues	$96,990	$263,867	$3,010,844	$1,918,596	$484,094	$5,774,391
Cost of net
revenues	(31,409)	(106,897)	(1,017,139)	(628,336)	(319,447)	(2,103,228)

	$65,581	$156,970	$1,993,705	$1,290,260	$164,647	$3,671,163

The Group’s operations are located in the PRC. All revenues are derived from customers in the PRC and Europe. All of the Group’s assets are located in the PRC. Sales of workstations are carried out in the PRC. Accordingly, no analysis of the Group's sales and assets by geographical market is presented.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
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

Warrant Liability:  As of September 30, 2012, the Company adopted the lattice valuation method to improve the valuation of the existing warrants with early exercise rights and down ratchet exercise price reset provision. The change is accounted for as change in accounting estimates. As opposed to closed

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

This discussion and analysis focuses on the business results of Sunway Group (consisting of Beijing Sunway New-Force Medical Treatment Tech Co., Ltd. and Qingdao Liheng Textile Co., Ltd), comparing its results in the three and nine months periods ended September 30, 2012 to the three and nine months ended September 30, 2011.

Three-month period ended September 30, 2012 and September 30, 2011

Results of Operations

In the three months ended September 30, 2012, the Company’s revenue was reduced as compared with the same period of 2011. The decrease was primarily attributable we increased test time in the factory to ensure production quality which caused delivery delays in the three months ended September 30, 2012.

The following table summarizes the results of our operations during the three months ended September 30, 2012 and 2011, respectively, and provides information regarding the dollar and percentage increase (or decrease) from the three months ended September 30, 2012 and 2011.

	Three Months Ended September 30,
	2012		2011		Change	Change rate
Revenues	$1,666,269		$2,370,644		$(704,375)	(29.71	) %
Cost of revenues	$528,553		$873,061		$(344,508)	(39.46	) %
Gross Profit	$1,137,716		$1,497,583		$(359,867)	(24.03	) %
Gross Margin	68.28%		63.17%		-	5.11%
Operating Income/(loss)	$(1,222,478)		$(731,214)		$(491,264)	67.18%
Changes in fair value of warrants	$-		$4,163,755		$(4,163,755)	(100.00） %

Net (Loss)/Income	$(868,445)		$(2,576,526)		$(1,708,081)	66.29%
Net profit margin	(52.12	) %	(108.68	) %	-	56.57%

Revenue

Revenue for the three months ended September 30, 2012 was $1,666,269, a decrease of 29.71% as compared with revenues of $2,370,644 for the three months ended September 30, 2011.  In the three months ended September 30, 2012, we sold 203 workstations, a decrease of 27.76% as compared with 281 workstations sold in the three months ended September 30, 2011. The decrease in workstations was because we increased test time in factory to ensure production quality which caused delivery delays in the three months ended September 30, 2012. During the three months ended September 30, 2012, we sold 10 units of SADP, as compared with 4 units of SADP for the three months ended September 30, 2011.

The following table breaks down application categories as percentage of total revenue:

	Three Months Ended September 30,
	2012		2011
	Sales	% of total sales	sales	% of total sales
PTS	$821,695	49.31%	$1,796,341	75.77%
SADP	$311,817	18.71%	$529,724	22.35%
Other	$532,757	31.98%	44,579	1.88%
Total net revenue	$1,666,269	100.00%	$2,370,644	100.00%

Cost of Revenue

Cost of revenue decreased to $528,553 for the three months ended September 30, 2012, a 39.46% decrease as compared with $873,061 for the same period of 2011. The decrease was primarily due to a decline in sales.

The table below presents information about our cost of revenue for the periods indicated:

	Three Months Ended September 30,
	2012	2011	Change
Cost of net revenues	$528,553	$873,061	39.46%

Gross Profit

Gross profit decreased 24.03% to $1,137,716 for the three months ended September 30, 2012, as compared to $1,497,583 for the three months ended September 30, 2011, mainly due to the Qingdao factory’s output capacity was not enough to need customer’s requests, resulting in a shortage of products to supply our clients. Our gross profit margin went up 5.11% from 63.17% for the three months ended September 30, 2011 to 68.28% for the same period of 2012 mainly due to reduced lost per product caused by the increase of the capacity of the Qingdao factory.

The table below presents information about our gross profit for the periods indicated:

	Three Months Ended September 30,
	2012		2011
	US$	Gross profit margin	US$	Gross profit margin
Gross Profit	$1,137,716	68.28%	$1,497,583	63.17%

Operating Expenses

Operating expenses were $2,360,194 for the three months ended September 30, 2012, an increase as compared with $2,228,797 for the same period of 2011. The increased was primarily due to two factors: (i) selling expenses increased  $314,823, or 54.56% to $891,794 in the three months ended September 30, 2012 from $576,971 for the same period of 2011; and (ii) general and administration expenses decreased $183,426, or 11.10% to $ 1,468,400 for the three months ended September 30, 2012 from $1,651,826 for the same period of 2011, due to increased marketing expenses.

The table below presents information about our operating expenses for the periods indicated:

	Three Months Ended September 30,
	2012	2011	Change
Selling expenses	$891,794	$576,971	54.56%
General & Administrative expenses	$1,468,400	$1,651,826	(11.10)%
Total operating expenses	$2,360,194	$2,228,797	5.90%

Income from Operations

Operating loss was $1,222,478 for the three months ended September 30, 2012, as compared with operating loss of $731,214 for the three months ended September 30, 2011. The decrease was primarily due to the changes above.

Changes in fair value of warrants

Changes in fair value of warrants were $4,163,755 for the three months ended September 30, 2011. This is recorded as a non-cash income, which resulted from the change in fair value of warrants issued to investors in conjunction with the Company’s issuance of warrants in June of 2007 pursuant to provisions of FASB ASC Topic 815, “Derivative and Hedging” (ASC 815). The accounting treatment of the warrants resulted from a provision providing anti-dilution protection to the warrant holders. As of June 5, 2012, all warrants were expired.

Net Loss

Net loss was $868,445 for the three months ended September 30, 2012, as compared with $2,576,526 net loss for the same period of 2011. The loss was due to sales decline.

Earnings per Share (“EPS”)

Basic and diluted loss per share for the three months ended September 30, 2012 were $0.05 and $0.04 compared with loss per share $0.14 and $0.11 for the same period of 2011. The weighted average number of shares outstanding to calculate basic EPS was 18,499,736 and 18,499,736 for the three months ended September 30, 2012 and September 30, 2011, respectively. The weighted average number of shares outstanding to calculate diluted EPS was 23,314,556 and 23,314,556 for the three months ended September 30, 2012and Septembere 30, 2011.

Nine-month period ended September 30, 2012 and September 30, 2011

Results of Operations

In the nine months ended September 30, 2012, the Company’s revenues remained fairly flat with a slight increase as compared with the same period of 2011.

The following table summarizes the results of our operations during the nine months ended September 30, 2012 and 2011, respectively, and provides information regarding the dollar and percentage increase (or decrease) for the nine months ended September 30, 2011 and 2012.

	The Nine Months Ended September 30,
	2012	2011	Change	Change rate
Net Revenue	$5,898,300	$5,774,391	$123,909	2.15%
Cost of net revenue	$2,596,144	$2,103,228	$492,916	23.44%
Gross Profit	$3,302,156	$3,671,163	$(369,007)	(10.05)%
Gross Margin	55.98%	63.58%	-	(7.59)%
Operating Income/(loss)	$(3,694,308)	$(2,248,841)	$(1,445,467)	64.28%
Change in fair value of warrants	$1,165,692	$7,229,509	$(6,063,817)	(83.88)%
Net Income/(loss)	$(2,000,247)	$(1,054,910)	$(945,337)	89.61%
Net profit margin	(33.91)%	(18.27)%	-	(15.64)%

Revenue

Revenue for the nine months ended September 30, 2012, which resulted entirely from increase in sale, was $5,898,300, an increase of 2.15% as compared with revenues of $5,774,391 for the nine months ended September 30, 2011. In the nine months ended September 30, 2012, we sold 658 workstations, an increase of 21.40%, as compared with 542 workstations sold for the nine months ended September 30, 2011. During the same period of 2012, we also sold 17 units of SADP, a decrease of 15% compared with 20 units of SADP for the nine months ended September 30, 2011. The decrease in SADP was due primarily to our Qingdao factory’s output capacity did not meet our customers needs.

The following table breaks down application categories as percentage of total net revenue.

	Nine Months Ended September 30,
	2012		2011
	Sales	% of total sales	Sales	% of total sales
PTS	$3,270,863	55.45%	$3,371,701	46.55%
SADP	$1,373,431	23.29%	$1,918,596	40.64%
OTHER	$1,254,006	21.26%	$484,094	12.81%
Total net revenue	$5,898,300	100.00%	$5,774,391	100.00%

Cost of Revenues

Cost of revenues increased to $2,596,144 for the nine months ended September 30, 2012, representing a 23.44% increase as compared with $2,103,228 for the same period of 2011. The increase was primarily due to increase in salaries in direct labors and manufacturing management.

The table below presents information about our cost of revenue for the periods indicated:

	Nine Months Ended September 30,
	2012	2011	Change
Cost of net revenue	$2,596,144	$2,103,228	23.44%

Gross Profit

Gross profit decreased 10.05% to $3,302,156 for the nine months ended September 30, 2012, as compared to $3,671,163 for the nine months ended September 30, 2011. Our gross profit margin decreased 7.59% from 63.58% for the nine months ended September 30, 2011 to 55.98% for the same period of 2012, mainly due to an increase in the sales of spare parts and services, whose gross profit was lower than other product.

The table below presents information about our gross profit for the periods indicated:

	Nine Months Ended September 30,
	2012		2011
	US$	Gross profit margin	US$	Gross profit margin

Gross Profit	$3,302,156	55.98%	$3,671,163	63.58%

Operating Expenses

Operating expenses was$6,996,464 for the nine months ended September 30, 2012, an increase as compared with $5,920,004 for the same period of 2011. The increase was a result of two factors: (i) selling expenses increased $1,116,153, or 98.30% to $2,251,579 for the nine months ended September 30, 2012 from $1,135,426 for the same period of 2011; and (ii) general and administration expenses decreased $39,693, or 0.83% to $4,744,885 for the nine months ended September 30, 2012 from $4,784,578 for the same period of 2011. The increase in selling expenses primary due to increased marketing expenses.

The table below presents information about our operating expenses for the periods indicated:

	Nine Months Ended September 30,
	2012	2011	Change
Selling expenses	$2,251,579	$1,135,426	98.3%
General & Administrative expenses	$4,744,885	$4,784,578	(0.83)%
Total operating expenses	$6,996,464	$5,920,004	18.18%

Loss from Operations

Operating loss increased 64.27% to $3,694,308 for the nine months ended September 30, 2012, as compared to an operating loss $2,248,841 for the nine months ended September 30, 2011. The increase was primarily because selling expenses and cost of revenues increased sharply.

Changes in fair value of warrants

Changes in fair value of warrants were $1,165,692 for the nine months ended September 30, 2012. This is recorded as a non-cash charges, which resulted from the change in fair value of warrants issued to investors in conjunction with the Company’s issuance of warrants in June of 2007 pursuant to provisions of FASB ASC Topic 815, “Derivative and Hedging” (ASC 815). The accounting treatment of the warrants resulted from a provision providing anti-dilution protection to the warrant holders. As of June 5, 2012, all of the warrants were expired according to the agreement item.

Net Loss

Net loss was $2,000,247 for the nine months ended September 30, 2012, an increase as compared with $1,054,910 for the same period of 2011. In the nine months ended September 30, 2012, our net loss was impacted by a non-cash charge of $1,165,692 unrelated to the Company’s operations. Excluding the changes in fair value of warrants, the Company’s net loss from operations would have been $3,165,939 for the nine months ended September 30, 2012 and $2,235,906 for the nine months ended September 30, 2011.

Earnings Per Share

Basic and diluted losing per share for the nine months ended September 30, 2012 were $0.11 and $0.09 compared with earning $0.06 and $0.05 for the same period of 2011. The weighted average number of shares outstanding to calculate basic EPS was 18,499,736 and 18,499,736 for the nine months ended September 30, 2012 and September 30, 2011, respectively. The weighted average number of shares outstanding to calculate diluted EPS was 23,314,556 and 23,314,556 for the nine months ended September 30, 2012 and 2011.

Trade Receivables, Nnet

Trade receivables, net increased15.09% to $7,922,194 as of September 30, 2012, compared with $6,883,677 as of December 31, 2011. The increase in trade receivables was primarily attributable to increase in sales.

Inventory

Inventory consists of raw materials, finished goods and work in progress. As of September 30, 2012, the recorded value of our inventory has increased59.40% to $4,406,577 from $2,764,560 as of December 31, 2011. The increase was mainly due to an decrease of 87.40% in finished goods from $2,093,393 as of December 31, 2011 to $263,805 as of September 30, 2012; an increase of 36.57% in raw materials from $452,379 as of December 31, 2011 to $617,815 as of September 30, 2012, an increase of 1,511.13% in work in progress from $218,788 as of December 31, 2011 to $3,524,957 as of September 30, 2012. The increase was primarily attributable to our Qingdao factory’s augmented output of the SADP and PTS, so that we have adequate supply to meet our customers’ needs.

The table below presents information about our inventory for the periods indicated:

Item	September 30, 2012	December 31, 2011	Change
Finished goods	$263,805	$2,093,393	(87.40)%
Work in progress	$3,524,957	$218,788	1,511.13%
Raw material	$617,815	$452,379	36.57%
Total	$4,406,577	$2,764,560	59.40%

Accounts Payable

Accounts payable was $1,100,774 as of September 30, 2012, an increase as compared with $621,997 as of December 31, 2011. The increase was primarily attributable to the fact that our Qingdao factory’s augmented output which caused an increase in purchase volume of raw materials.

Liquidity and Capital Resources

We have historically financed our operations and capital expenditures principally through private placements of debt and equity offerings and cash provided by operations.

The table below presents information about our cash flow for the periods indicated:

	nine months ended September 30,
	2012	2011	Change
Net cash provided by (used in) operating activities	$(1,916,482)	$(2,649,033)	$732,551
Net cash provided by (used in) investing activities	$(111,775)	$(2,166,471)	$2,054,696
Net cash provided by (used in) financing activities	$664,767	$-	$664,767
Effect of foreign currency translation on cash and cash equivalents	$214,513	(119,188)	$333,701
Beginning cash and cash equivalent	$1,550,911	$9,587,765	$(8,036,854)
Ending cash and cash equivalent	$401,934	$4,653,073	$(4,251,139)

Operating Activities

For the nine months ended September 30, 2012, net cash used by operating activities was $1,916,482. This was primarily attributable to our net loss of $2,000,247, adjusted by an add-back of non-cash expenses mainly consisting of depreciation, amortization and changes in fair value of warrants $1,731,500 offset by a $1,647,735 decrease in working capital. Specifically, the working capital decrease was primarily due to (i) a $1,011,804 trade receivables increase driven by increase in sale; (ii) a $1,547,506 inventories increase, principally in work in process and finished goods, due to increase in work process; (iii) a $831,185 increase in advance to suppliers to add purchase volume of raw materials in Qingdao Liheng factory; (iv) a $831,185 increase in prepayments, travel advances to directors, tender deposits and advances to employees, consisting primarily of prepayments for raw materials and supplies in advance of shipment, working capital for sales staff and payment of client deposits; partially offset by a $2,299,640 decrease in accounts payable, tax payable, loans from unrelated parties, amount due from a director, customer deposits and accrued liabilities.

Investing Activities

For the nine months ended September 30, 2012, net cash used in investing activities was $111,775. This was primarily attributable to an $111,775 capital expenditure for purchase of new plant and equipment.

Financing Activities

For the nine months ended September 30, 2012, net cash used in financing activities was $664,767. This was primarily attributable to borrowing a short-term bank loan.

 Cash and Cash Equivalents

Our cash and cash equivalents at January 1, 2012 were $1,550,911 and decreased to $401,934 by the September 30, 2012.

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

Obligations under Material Contracts

We do not have any material contractual obligations as of September 30, 2012.

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

Impairment of long-lived assets. We account for impairment of property, plant and equipment with ASC 360 “Property, Plant and Equipment” and amortizable intangible assets in accordance with ASC 350 “Intangibles- Goodwill and Other”. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose. During the reporting years, there was no impairment loss incurred. Competitive pricing pressure and changes in interest rates, could materially and adversely affect our estimates of future net cash flows to be generated by our long-lived assets.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of September 30, 2012.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the period ended September 30, 2011. Based upon that evaluation, the Company’s management concluded that, as of the date of evaluation, the Company’s disclosure controls and procedures were not effective.  Based upon that evaluation and due to the material weaknesses existing in our internal controls as of December 31, 2011 (as described in the Company's form 10-K) which have not been fully remediated as of September 30, 2012, we have concluded that as of September 30, 2012, our disclosure controls and procedures were not effective.

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

* Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations,(iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text. The XBRL-related information inExhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject tothe liabilities of those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNWAY GLOBAL, INC.

Dated: November 20, 2012	By:	/s/ Liang Deli
Name: Liang Deli
Title: Chief Executive Officer (Principal Executive Officer)

Dated: November 20, 2012	By:	/s/ Samuel Sheng
Name: Samuel Sheng
Title: Chief Financial Officer (Principal Financial and Accounting officer)