Form 10-K
period 2012-12-31
Sunway Global Inc.
filed 2013-04-15
CIK 1096840

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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

86-10-61779332
(Registrant's telephone number, including area code)

Copies to:
Marc Ross, Esq.
Sichenzia Ross Friedman Ference LLP
61 Broadway
New York, New York 10006
Phone: (212) 930-9700
Fax: (212) 930-9725

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.0000001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes  No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No 

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☒ Yes         No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b2 of the Exchange Act.

Large accelerated filer 	Accelerated filer 
Non-accelerated filer  (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  No ☒
The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates computed by reference to the price at which the common stock was sold as of the June 30, 2012 was approximately $3,215,617

As of April 10 , 2012, there were 18,499,736 issued and outstanding shares of the issuer’s common stock.

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

Our customers are primarily hospitals and medical appliance companies in the People’s Republic of China (the “PRC”). As the market for Pneumatic Transport Systems (“PTS”), Medicine Dispensing System (“SADP”)and Automatic Medicament Emitting system (“SAME”)are still an emerging market, official data about the industry in general and competition in particular have not been readily available. Based on information we have collected from bids, the internet and other market intelligence, it is our estimate that among the hospitals that have adopted PTS in China, we were the supplier to the largest number of hospitals since 2005.In 2012, we sold 623 units PTS to 18hospitals and 38units SADP. We sold our products both directly, through our sales employees and sales office and indirectly, through twenty domestic independent sales agents and a European sales agent. Our sales network covers Beijing, Shanghai, Guangzhou, Xi’an, Chongqing, Qingdao, Daqing and 20other provinces in the PRC.

 We generate our revenues from sales in six product categories: Type A workstations, Type B workstations, Type C workstations, SADP, SAME, spare part and support service. The PTS have the same function and price but with different product designs. Having three types of workstations enables us to provide more options and flexibility to our customers to accommodate their aesthetic taste, space restrictions and other requirements.

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

Medicine Dispensing Systems

We have developed the medicine dispensing system (“SADP”) primarily for hospital use, which we launched commercially in the first quarter of 2008. Our SAPD is a computerized system that can automatically fill medical prescriptions for oral medications in single or multiple dosages with high efficiency. Based on the prescriptions entered into the system by pharmacists, the system automatically dispenses and packages the prescribed amount of medication with printed labels that provides a patient’s name, location in the hospital, hospital bed identification, name of medication, quantity of medication and instructions for taking the medication. The prescription information can be stored in medicine dispensing system for up to one year for future reference. Each medicine dispensing system is connected with hospital computer network and can retrieve information from the network when necessary. Our SADP is capable of dispensing and packaging up to 60 prescriptions in one minute and can fill the prescriptions and package medication for 500 patients based on three doses per day in approximately 30 minutes. Our annual SADP sales in 2011 and 2012 were 38 and 33 units, respectively.

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

Automatic Medicament Emitting Systems

We have developed an automatic medicament emitting systems (“SAME”) for hospital use, which we launched commercially in the fourth quarter of 2011. Our SAMD is a computerized system that can automatically get medical prescriptions for outpatients in dispensary with efficiency. Based on the prescriptions entered into the Hospital Information Systems by doctors, the system automatically got all of prescription’s medication with print paper that provides a patient’s name and details of medicament when outpatients paid. Our SAME is capable of finish a prescription between 4 seconds and 8 seconds. Each built-in medicine cabinet of our SAMEs has the capacity to accommodate between 10,000 and 30,000 boxes of drugs.

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

Sales and Marketing

We sell our products directly through our sales employees and direct sales offices or indirectly through independent sales agents. As of December 31, 2012, we have twenty domestic independent sales agents, one European sales agent and seven direct sales office covering Beijing, Shanghai, Guangzhou, Chongqing, Xi’an, Qingdao, Daqing and 21 other provinces, and 41 sales employees. We sell our products mostly directly to hospital through our sale agents and the agents will be paid sales commission.

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

 Customers

Our customers are primarily hospitals and medical appliance companies. The following table presents, for the periods indicated, our largest customers by revenue:

	Percentage of Sales
	Fiscal year ended December 31,
Customers	2012	2011

Customer H	3.26%	-%
Customer I	3.07%	-%
Customer A	9.10%	13.69%
Customer B	7.65%	-%
Customer D	6.84%	-%
Customer E	4.99%	1.43%
Customer F	3.73%	-%
Customer G	3.71%	-%
Customer J	3.64%	-%
Total	45.99%	15.12%

The payment terms of our standard sales agreement generally require a cash payment of 30% of the total purchase price within 10 days of the signing of the agreement, a cash payment of 30% of the total purchase price upon receipt of the products if there is no exterior damage to the products, a cash payment of 30% of the total purchase price upon installation, completion of testing, and acceptance of the products, and a cash payment of 10% the total purchase price after a year. The purchase price generally does not contain shipping expenses. If a shipment is delayed in breach of a sales agreement, we are required to pay 1.0% of the total purchase price for each day delayed up to 10% of the total purchase price.

Technology and Research and Development

We have developed and own the intellectual property used in our products. Currently we hold thirteen PRC patents for our medical transport systems. In September 1999, Daqing Sunway was designated as a New-and-High-Technology Enterprise in Heilongjiang Province by the Science and Technology Commission of Heilongjiang Province.

We have 29 full-time employees engaged in research and development (“R&D”) efforts. Our R&D personnel specialize in the fields of software development, electronic engineering, machinery design and manufacture, electronic information technology, communication technology and application, automatic control technology and optoelectronic technology. Most of our R&D personnel have more than 5 years’ experience in their fields of specialty. We also outsource certain software development projects to third party software developers.

Currently, we are conducting R&D on products for use in banks, industrial companies and commercial use office buildings.

For the fiscal years ended December 31, 2012 and 2011, respectively, we expended approximately $190,812 and $158,789 on R&D activities.

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

As the market for pneumatic transport systems is still an emerging market in the PRC, official data about the industry in general, and competition in particular, are readily available. Based on the information we collected from competitive bids, the internet and other market intelligence, it is our estimate that among suppliers of pneumatic transport systems in the PRC, we were the supplier to the largest number of hospitals in the fiscal years ended December 31, 2012 and 2011 in Chinese Mainland.

 The following table sets forth our estimates, based on information we have collected from bids, the internet and other market intelligence, of the relative number of hospitals and medical facilities in the PRC supplied with pneumatic transport systems by us and our major competitors in 2012 and 2011:

		Time of PRC	Percentage of PRC Hospitals Adopting PTS
Name	Brand	Market Entry	2012	2011
Sunway Global Inc.	Suntrans	2002	31%	30%
Company A	Brand A	1999	1%	1%
Company B	Brand B	1998	29%	33%
Company C	Brand C	1996	24%	23%
Company D	Brand D	2001	8%	7%
Company E	Brand E	1999	4%	3%

Medicine Dispensing Systems

We introduced our medicine dispensing systems to the market in May 2007. Currently, we face competition from Japanese manufacturers, Yuyama Manufacturing Co., Tosho Co., Inc. and Sanyo Co., Ltd., and a South Korean company, JV Medi Co., Ltd., whose products are imported into the PRC and sold through distributors. Since the introduction of our medical dispensing system to the market in January 2008, we have received orders to purchase eight units. We have sold and delivered 33 units and 38 units SADP in 2012 and 2011respectively.

The following table sets forth our estimates, based on information we have collected from bids, the internet and other market intelligence, of the relative number of hospitals and medical facilities in the PRC supplied with medicine dispensing systems by us and our major competitors in 2012.

		Percentage of PRC Hospitals Adopting SADP
Name	Brand	2012	2011
Sunway Global Inc.	Suntrans	15%	20%
Company A	Brand A	38%	34%
Company B	Brand B	26%	23%
Company C	Brand C	15%	18%
Other	Other	6%	5%

Automatic Medication Emitting systems

We introduced our automatic medication emitting systems to the market in the fourth quarter of 2011. Currently, we face primary competition from internal manufacturers, Suzhou Iron Technology Co, Ltd., whose products are into the PRC in 2010. Since the introduction of our automatic medication emitting systems to the market in the fourth quarter of 2011, we have received orders to purchase four units. We sold 1 unit in 2012.

  Competitive Advantages

We believe that we have the following competitive advantages over our competitors:

Cost : We have cost advantages because we source our supplies domestically and our products are manufactured domestically using technologies developed by us. Our major competitors are domestic distributors of imported products that cost more in both materials and labor and, additionally, are subject to customs duties. As a result, our PTS is generally priced lower than our competitors’ products - our PTS is priced at approximately $180,151 per unit while our cost of sales is approximately $14,929 per unit, representing a gross margin of approximately 91.71%. We estimate that similar products of our competitors are priced at approximately $210,000 per unit. Our medicine dispensing system, which we launched in 2008, is priced at $118,898 per unit in China while our cost of sales is approximately $51,502, representing a gross margin of approximately 56.68% in China. We estimate that our competitors’ prices range from $151,900 to $189,900.

Large Existing Customer Base and Customer Loyalty: As of the end of 2012, we estimate, based on information we have collected through competitive bids, internet research and other market sources, that we had an approximate 31% share in hospitals and medical facilities using pneumatic tube systems in the PRC market based on the number of hospitals and medical facilities that have adopted pneumatic tube transport systems in China, as compared to an approximate 29% for our largest competitor, Swisslog. Our large existing customer base, which includes approximately 400 hospitals as our end users, provides us an advantage in the marketing and sales of additional products and services, both because existing customers are an important source of new orders, and because we are frequently referred to new customers by our existing customers due to our cost advantage, localized technology and excellent service.

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

Intellectual Property

Patents

Our products use patented technologies developed by us. Currently, we hold thirteen PRC patents used in our products. The following is a list of the patents we hold:

No.	Certificate No.	Issuer	Name of the Patent	Registered No.	Application Date	Valid Term
1	655292	State Intellectual Property Office (SIPO)	Pneumatic tube material transport sending and receiving box of parallel changing mode	ZL 03 2 60602 8	9/24/2003	10
2	719650	SIPO	Self motivating rail car for material transport system	ZL 2004 2 0070058 5	7/28/2004	10
3	719482	SIPO	Car rail of material transport system	ZL 2004 2 0070057 0	7/08/2004	10
4	732675	SIPO	Pneumatic tube material transport sending and receiving box of parallel changing mode	ZL 2004 2 0063538 9	10/11/2004	10
5	743362	SIPO	Material flow tube router	ZL 2004 2 0063537 4	10/11/2004	10
6	738892	SIPO	One type of tube air flow direction converter	ZL 2004 2 0063535 5	10/11/2004	10
7	739042	SIPO	One type of tube direction converter	ZL 2004 2 0063536 X	10/11/2004	10
8	1499643	SIPO	One story trochegroove	ZL 2009 2 0313460 4	08/08/2010	10
9	1551871	SIPO	Special-shapetrochestory box	ZL 2009 2 0319315 7	10/06/2010	10
10	1514086	SIPO	Automatic dispensing drugs machine	ZL2009 2 0313470 8	08/25/2010	10
11	1839365	SIPO	Automatic dispensing drugs box	ZL 2010 2 0641431 3	06/22/2011	10
12	2499073	SIPO	Dispensing drugs machine for SAME	ZL2012 2 0098386 0	03/15/2012	10

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

Registered software

We own the following software used in our products:

No.	Certificate No	Software	Issued by	Issuance date	Term (year)
1	HEI DGY-2003 0005	Daqing Sunway material transport control software V 1.0 (Daqing Sunway material transport imbedded software)	Heilongjiang Software Industry Association	4/16/2008	5

Trademarks

We have two trademarks registered with the Trademark Office of the State Administration for Industry and Commerce in PRC as follows:

No.	Trademark number	Issuer	Classification	Term
1	1102674	State Trademark Bureau	10	Sep.14,2007 — Sep.13, 2017
2	3205734	State Trademark Bureau	10	Dec.14 , 2003 — Dec.13, 2013
3	7543060	State Trademark Bureau	10	Nov. 7, 2010 — Nov. 6, 2020

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

Insurance

We currently do not carry any product liability or other similar insurance, nor do we have property insurance covering our plant, manufacturing equipment and office building. While product liability lawsuits in the PRC are rare and Daqing Sunway and Liheng have never experienced significant failures or accidents, there can be no assurance that Daqing Sunway and Liheng would not face liability in the event of any failure or accident.

Daqing Sunway maintains social insurance for their staff and employees in accordance with relevant compulsory requirements under the PRC laws and has compulsory insurance and fixed-sum insurance for cars and other vehicles.

 Employees

Presently we have 280 full-time employees and contractors, out of which 47 are management and accounting personnel, 29 are R&D personnel, 41 are marketing and sales personnel and 163 are manufacturing personnel and after-service personnel.

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

Pursuant to the tax laws of PRC, general enterprises are subject to income tax at an effective rate of 25%. Companies qualified as hi-technology companies are subject to certain preferential tax treatment. Liheng was approved as a foreign investment company and enjoys a 15% corporate income tax rate.

Other than the foregoing, Daqing Sunway is not subject to any other significant government regulation of its business or production, or any other government permits or approval requirements, except for the laws and regulations of general applicability for corporations formed under the laws of the PRC.

ITEM 1A.          RISK FACTORS.

        No applicable.

ITEM 1B.          UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.             PROPERTIES.

The Company’s manufacturing facilities are housed in a five-story and two one-story building occupying 6,529.08 square meters of land located in Qingdao Hi-Tech Industry Development Zone, Qingdao, Shandong in the People’s Republic of China.

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

Land Use Right

Set forth below is the detailed information regarding the land use right registered under the name of Liheng:

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

Lease

Beijing Sunway leases from Beijing Bishiuyuan Tech Co., Ltd. a building with a total of 1050 square meters for use in its operation for a term of three years starting from October 25, 2012 with an annual rent of approximately $135,630.

Daqing Sunway leases from Daqing High-tech Zone Chuangye Service Co., Ltd office space with a total of 71.61 square meters for use in its operation for a term of one year starting from May 21, 2012 with an annual rent of approximately $2,815.

Beijing Sunway leases from Cheng Tonghang office space with a total of 103 square meters for use in its operation for a term of one year starting from November 8, 2011 with an annual rent of approximately $7,390.

Properties

The Company is awaiting the certificates of ownership for three other properties which it currently occupies:

Owner	Location	Usage	Approximate square meters	Certificate of Ownership or Right to Use

Liheng	Building No. 1, No. 611 Qichangcheng road, Qingdao Economicand Tech Development Zone, Qingdao, Shandong Province, PRC	Real property for use by joint stock company limited enterprise	1,661.99	Application in process

Liheng	Building No. 2, NO. 611 Qichangchengroad, Qingdao Economic and Tech Development Zone, Qingdao, Shandong Province, PRC.	Real property for use by joint stock company limited enterprise	1,661.99	Certified

Liheng	Building No. 2, NO. 611 Qichangchengroad, Qingdao Economic and Tech Development Zone, Qingdao, Shandong Province, PRC.	Real property for use by joint stock company limited enterprise	3,005.10	Application in process

ITEM 3.             LEGAL PROCEEDINGS.

To our knowledge, there is no material litigation pending or threatened against us.

ITEM 4.             MINE SAFETY MEASURES.

Not applicable.

PART II

ITEM 5.             MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company’s common stock is quoted on the OTC Bulletin Board under the symbol “SUWG.OB.”  The following table sets forth, for the calendar periods indicated the range of the high and low last reported bid and ask prices of the Company’s common stock from January 1, 2011 through December 31, 2012, as reported by the OTC Bulletin Board.  The quotations represent inter-dealer prices without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.  The quotations may be rounded for presentation.

Period	High	Low
First Quarter 2012	$1.00	$0.15
Second Quarter 2012	$0.55	$0.01
Third Quarter 2012	$0.55	$0.11
Fourth Quarter 2012	$0.11	$0.01
First Quarter 2011	$2.95	$1.40
Second Quarter 2011	$1.75	$1.40
Third Quarter 2011	$1.40	$0.93
Fourth Quarter 2011	$1.01	$0.93

As of April 10, 2013, the Company had approximately 653 shareholders of record.  Certain of the shares of common stock are held in “street” name and may be held by numerous beneficial owners.

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

Sunway Global Inc. primarily functions as a holding company for entities that, through contractual relationships, control the business of Daqing Sunway, Liheng and Beijing Sunway, those companies organized under the laws of the PRC that designs, manufactures and sells logistic transport systems and medicine dispensing systems and equipment that are principally used by hospitals and other medical facilities in the PRC. This discussion and analysis focuses on the business results, comparing its results in the fiscal years ended December 31, 2012and 2011.

Results of Operations

In the fiscal year ended December 31, 2012, our net sales and gross profit increased compared with the same period in the fiscal year ended December 31, 2011. These increases are due to our increased marketing effort.  The following table summarizes the results of our operations during the fiscal years ended December 31, 2012 and 2011, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the fiscal years ended December 31, 2012 and 2011.

	Fiscal Year Ended December 31,
	2011	2012	Change		Change rate
Net Revenue	$8,683,877	$9,754,094		$1,070,217	12.32%
Cost of sales	$4,699,506	$5,358,411		$658,905	14.02%
Gross Profit	$3,984,371	$4,395,683		$411,312	10.32%
Gross Margin	$45.88%	45.07%		-	(0.81)%
Operating Income	$(4,005,568)	$(4,967,188)		$(961,620)	24.01%
Operating Margin	(46.13)%	(50.92)%		-	(4.79)%
Changes in fair value of warrants	$16,353,823	$1,165,692		$(15,188,131)	(92.87)%
Impairment on fixed	$(2,439,271)	$-		$(2,439,271)	-%
Compensation for product quality	$(6,088,870)	$-	$	$(6,088,870)	-%
Net Income	$1,789,159	$(3,098,445)		(4,887,604)	(273.18	) %
Net profit margin	20.60%	(31.77)%		-	(52.37	) %

Net revenue

Net revenue for the fiscal year ended December 31, 2012, which resulted primarily from sales of PTS, SADP, SAME, spare parts and supporting services, were $9,754,094, an increase of 12.32% as compared with the net revenues of $8,683,877 in the same period ended December 31, 2011. In the fiscal year ended December 31, 2012, we sold 931 workstations, representing an increase in workstation sales of 33.08% as compared with 623 workstations in the same period ended December 31, 2011.The increase in workstation sales was primarily due to a result of the growth in the Qingdao factory’s output energy in the fourth quarter of 2012. We sold 33 units SADP, a decrease of 13.16% as compared with 38 units SADP for the fiscal year ended December 31, 2011. The decrease in SADP was due primarily to a decline in our marketing effort, and we sold 1 unit of SAME in the fiscal year ended December 31, 2012, an decrease of 50% as compared to 2 units in the fiscal year ended December 31, 2011. The decrease in SAME was due primarily to a defect in design in our first generation products. We just released our improved second generation products in the fourth quarter of 2012.

The following table presents information about our revenue for the periods indicated:

	2012		2011
	sales	% of total sales	sales	% of total sales
PTS	$5,590,698	57.32%	$3,770,295	43.42%
SADP	$2,662,818	27.30%	$3,861,786	44.47%
SAME	$233,055	2.39%	$290,003	3.34%
Other	$1,267,523	12.99%	$761,793	8.77%
Total sales	$9,754,094	100.00%	$8,683,877	100.00%

Gross Profit

Gross profit was $4,395,683 for the fiscal year ended December 31, 2012, an increase of 10.32% as compared with $3,984,371 for the fiscal year ended December 31, 2011. Our gross profit margin decreased 0.81% from 45.88% as of the fiscal year ended December 31, 2011 to 45.07% as of the same period of 2012, mainly due to the change in the Euros exchange rate.

The table below presents information about our gross profit for the periods indicated:

	Fiscal Year Ended December 31,
	2012		2011
	US$	Gross profit margin	US$	Gross profit margin

Gross Profit	$4,395,683	45.07%	$3,984,371	45.88%

Income from Operations

Operating loss was $4,967,188 for the fiscal year ended December 31, 2012, as compared with $4,005,568 loss for the fiscal year ended December 31, 2011. The decrease was primarily because selling expenses increased sharply, especially employees’ salary increased approximately 139.76% as compare with the fiscal year of 2011.

	Fiscal Year Ended December 31,
	2012		2011
	US$	Operating margin	US$	Operating margin

Income from operations	$(4,967,188)	(50.92)%	$(4,005,568)	(46.13)%

Cost of Net Revenue

Cost of net revenue increase to $5,358,411 for the fiscal year ended December 31, 2012, representing an increase of 14.02% as compared with $4,699,506 for the fiscal year of 2011. This increase is primarily due to sale growth.

The following table presents information about our cost of sales for the periods indicated:

	Fiscal Year Ended December 31,
	2012	2011	Change
Cost of net revenue	$5,358,411	$4,699,506	14.02%

Operating Expenses

Operating expenses were $9,362,871for the fiscal year ended December 31, 2012, an increase of 17.18% as compared to $7,989,939 for the fiscal year of 2011. This increase was primarily because: (i) selling expenses increased $1,452,006, or 82.27% to $3,216,885 in the fiscal year ended December 31, 2012 from $1,764,879 for the fiscal year of 2011; and (ii) general and administration expenses decreased $79,074, or 1.27% to $6,145,986 for the fiscal year ended December 31, 2012 from $6,225,060 for the fiscal year of 2011.

The following table presents information about our operating expenses for the periods indicated:

	Fiscal Year Ended December 31,
	2012	2011	change
Selling expenses	$3,216,885	$1,764,879	82.27%
General & Administrative Expenses	$6,145,986	$6,225,060	(1.27)%
Total operating expenses	$9,362,871	$7,989,939	17.18%

Changes in fair value of warrants

Changes in fair value of warrants were $1,165,692 for the fiscal year ended December 31, 2012. This is recorded as a non-cash charges, which resulted from the change in fair value of warrants issued to investors in conjunction with the Company’s issuance of warrants in June of 2007 pursuant to provisions of FASB ASC Topic 815, “Derivative and Hedging” (ASC 815). The accounting treatment of the warrants resulted from a provision providing anti-dilution protection to the warrant holders. As of June 5, 2012, all of the warrants were expiredby the agreement item.

Compensation for product quality and overdue delivery

Compensation for product quality and overdue delivery was 6,088,870 for the fiscal years ended December 31, 2011.Due to the closing of our factory in Daqing in the second quarter of 2011, we were unable to timely deliver products to some of our clients. Also, in an effort to increase output at our Qingdao factory we hired many new employees to meet our customers’ needs. However, many of these new employees did not have sufficient experience in manufacturing which affected the quality of some of our products. We agreed to compensate our clients who were affected by the foregoing with a combination of cash payments and reduction in their account balances with us.

Impairment on fixed assets

Impairment on fixed assets was 2,439,271 for the fiscal year ended December 31, 2011. The Impairment was due to disposal building, and equipment of the closing of our factory in Daqing.

Net Loss

Net loss was $3,098,445 for the fiscal year ended December 31, 2012, a decrease of 273.18% from $1,789,159 as net income for the fiscal year of 2011. In the fiscal year ended December 31, 2012, net income were impacted by a non-cash income of $1,165,692 in changes in fair value of warrants unrelated to the Company’s operations Excluding this non-cash income, the Company’s net loss from operations for the fiscal year ended December 31, 2012 would have been $4,264,138.

Earnings Per Share (“EPS”)

Basic and diluted loss per share for the fiscal year ended December 31, 2012 was $0.17 and $0.13 compared to $0.10 and $0.08 as net income per share for the fiscal year of 2011. The weighted average number of shares outstanding to calculate basic EPS was 18,499,736 and 18,499,736 for the fiscal years ended December 31, 2012, and 2011, respectively. The weighted average number of shares outstanding to calculate diluted EPS was 23,314,556 and 23,314,556 for the fiscal years ended December 31, 2012 and 2011, respectively.

Cash and Cash Equivalents

Cash and cash equivalents decreased to $352,457 as of December 31, 2012, as compared with $1,550,911 as of December 31, 2011. This increase was mainly due to our selling expenses expense and employees salary increase, but it does not immediately bring out our sale growth.

Trade Receivables, net

Trade receivables, net increased to $8,595,793 as of December 31, 2012, compared with $6,883,677as of December 31, 2011. This decrease in trade receivables was primarily attributable to increase in sale and several client overdue payments.

Inventory

Inventory consists of raw materials, works in process and finished goods. As of December 31, 2012, the recorded value of our inventory has increased 20.68% to $3,336,188 from $2,764,560 as of December 31, 2011. This increase is mainly due to an increase of 1020.97% in work in process from $218,788 as of December 31, 2011 to $2,452,547 as of December 31, 2012; an increase of 57.78% in raw material from $452,379 as of December 31, 2011 to $713,769 as of December 31, 2012, a decrease of 91.89% in finished goods from $218,788 as of December 31, 2011 to $169,872 as of December 31, 2012. The increases were primarily attributable to our Qingdao factory’s augmented output of the SADP and PTS, so that we have adequate supply to meet our customers’ needs.

The following table presents information about our inventory for the periods indicated:

	December 31, 2012	December 31, 2011	Change
Raw material	$713,769	$452,379	57.78%
Work in process	$2,452,547	$218,788	1020.97%
Finished goods	$169,872	$2,093,393	(91.89)%
Total inventory	$3,336,188	$2,764,560	20.68%

Accounts payable

Accounts payable was $1,211,450 as of December 31, 2012, an increase of 94.77% from $621,977 as of December 31, 2011. The increase was primarily attributable to the fact that our Qingdao factory started to augment output cause to an increase in purchase volume of raw materials.

Liquidity and Capital Resources

We have historically financed our operations and capital expenditures principally through private placements of debt and equity offerings, and cash provided by operations.

The following table presents information about our cash flow for the periods indicated:

	Fiscal Year Ended December 31,
	2012	2011	Change
Net cash provided by (used in) operating activities	$(2,295,871)	$(5,395,973)	3,100,102
Net cash provided by (used in) investing activities	$(127,233)	$(3,017,911)	2,890,678
Net cash provided by (used in) financing activities	$697,538	$(303,407)	1,000,945
Effect of foreign currency translation on cash and cash equivalents	$527,112	$680,437	(153,325)
Cash and cash equivalents at beginning of year	$1,550,911	$9,587,765	(8,036,854)
Cash and cash equivalents–end of year	$352,457	$1,550,911	(1,198,454)

Operating Activities

For the fiscal year ended December 31, 2012, net cash used in operating activities was $2,295,871. This was primarily attributable to net loss of $3,098,445, adjusted by an add-back of non-cash income mainly consisting of depreciation, amortization and change in fair value of warrants $2,550,536 offset by a $1,747,962 decrease in working capital. Specifically, the working capital increase was primarily due to (i) a $1,654,397 trade receivables increase driven by increase in sale; (ii) a $710,543 inventories increase, principally in work in process and finished goods, due to increase in purchasing volume and product volume; (iii) a $651,166 increase e in advance to suppliers to choose new suppliers for PTS in Qingdao factory; (iv) a $613,530 increase in prepayments, travel advances to directors, tender deposits and advances to employees, consisting primarily of prepayments for raw materials and supplies in advance of shipment, working capital for sales staff and payment of client deposits; partially offset by a $1,881,674 increase in accounts payable, tax payable, loans from unrelated parties, amount due from a director, customer deposits and accrued liabilities.

Investing Activities

                For the fiscal year ended December 31, 2012, net cash used in investing activities were $127,233. This was primarily attributable to a $127,233 capital expenditure for purchase of new office equipment.

Financing Activities

                For the fiscal year ended December 31, 2012, net cash used in financing activities were $697,538. This was primarily attributable to a short-term bank loan.

As of December 31, 2012, we had cash and cash equivalents of $352,457, down to $1,550,911 as of December 31, 2011.

In future periods, we believe that our existing cash, cash equivalents and cash flows from operations, combined with availability under our revolving credit facility, will be sufficient to meet our presently anticipated future cash needs for at least the next 6months. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue.

Obligations under Material Contracts

We do not have any material contractual obligations as of December 31, 2012.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2012.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CONTENTS	PAGES

CONSOLIDATED BALANCE SHEETS	F2-3

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME	F4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	F5

CONSOLIDATED STATEMENTS OF CASH FLOWS	F6-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F8-29

Albert Wong & Co. LLP CERTIFIED PUBLIC ACCOUNTANTS 139 Fulton Street, Suite 818B New York, NY 10038-2532 Tel : 1-212-226-9088 Fax: 1-212-437-2193

To:	The board of directors and stockholders of
Sunway Global Inc. (“the Company”)

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of Sunway Global Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidatedfinancial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sunway Global Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the year then endedin conformity with accounting principles generally accepted in the United States of America.

New York, United States of America	Albert Wong & Co. LLP
April 12, 2013	Certified Public Accountants

SUNWAY GLOBAL INC.
CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31, 2012 AND DECEMBER 31, 2011
 (Stated in US Dollars)

	Notes	December 31,2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	2(k)	$352,457	$1,550,911
Trade receivables, net	5	8,595,793	6,883,677
Notes receivables		-	283,362
Inventories	8	3,336,188	2,764,560
Advances to suppliers		1,495,841	837,170
Prepayments		435,173	852,017
Tender deposits		460,471	176,860
Travel advances to shareholders	6	41,837	10,639
Advances to employees	7	500,387	455,666
Deferred tax assets		1,345,913	600,835

Total current assets		$16,564,060	$14,415,697
Restricted cash	2(l)	1,094	1,094
Amount due from a related company	4	127,792	126,769
Property, plant and equipment, net	9	5,279,698	6,855,505
Intangibles, net	10	12,755,576	14,644,804
Deposit for technology-based designed		3,430,195	3,402,547

TOTAL ASSETS		$38,158,415	$39,446,416

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short term bank loans	11	$698,291	$-
Accounts payable		1,211,450	621,997
Income tax payable		8,135	4,307
Turnover and other taxes		143,703	77,512
Expected warranty liabilities	12	21,720	20,995
Customer deposits		2,563,499	1,748,881
Accrued liabilities		1,061,298	627,211

Total current liabilities		$5,708,096	$3,100,903
Warrants liabilities	13	-	1,165,692
TOTAL LIABILITIES		$5,708,096	$4,266,595

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.
CONSOLIDATED BALANCE SHEETS (Continued)
AS AT DECEMBER 31, 2012 AND DECEMBER 31, 2011
(Stated in US Dollars)
	Notes	December 31,2012	December 31, 2011

STOCKHOLDERS’ EQUITY

Series B Convertible Preferred Stock $0.0000001 par value; 400,000 shares authorized; 160,494 shares issued and outstanding at December 31,2012 and December 31, 2011	13	$1	$1

Common stock at $0.0000001 par value; 100,000,000 shares authorized; 18,499,736 shares issued and outstanding at December 31,2012 and December 31, 2011		2	2
Additional paid-in capital		13,833,383	13,833,383
Statutory reserves		4,279,756	4,267,115
Retained earnings		7,220,138	10,331,224
Accumulated other comprehensive income		7,117,039	6,748,096

		$32,450,319	$35,179,821

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$38,158,415	$39,446,416

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(Stated in US Dollars) (Unaudited)

	Notes	2012	2011

Net revenues	17	$9,754,094	$8,683,877
Cost of net revenues	17	(5,358,411)	(4,699,506)

Gross profit		$4,395,683	$3,984,371

Selling expenses		(3,216,885)	(1,764,879)
General and administrative expenses		(6,145,986)	(6,225,060)

(Loss) / Income from operations		$(4,967,188)	$(4,005,568)
Interest income		3,007	32,092
Interest expenses		(17,828)	-
Changes in fair value of warrants		1,165,692	16,353,823
Impairment of fixed assets and intangible assets		-	(2,439,271)
Loss on disposal of fixed assets and intangible assets		-	(2,318,889)
Compensation for product quality		-	(6,088,870)
Loss in the suspension of work for Daqing factory		-	(329,323)

(Loss)/Income before tax		$(3,816,317)	$1,203,994

Income tax	14	717,872	585,165

Net (Loss)/income		$(3,098,445)	$1,789,159

Net income per share:
-Basic	15	$(0.17)	$0.10

-Diluted	15	$(0.13)	$0.08

Weighted average number of common stock
-Basic	15	18,499,736	18,499,736

-Diluted	15	23,314,556	23,314,556

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AS AT DECEMBER 31, 2012 AND DECEMBER 31, 2011
(Stated in US Dollars)

					Additional		Retained	Accumulated
	Preferred	Preferred	No. of		paid		earnings/	other
	Series	Series	shares	Common	in	Statutory	(Accumulated	comprehensive
	A	B	outstanding	stock	capital	reserves	deficit)	income	Total

Balance, January 1, 2011	$-	$1	18,499,736	$2	$13,833,383	$4,267,115	$8,542,065	$4,907,103	$31,549,669
Net income	-	-	-	-	-	-	1,789,159	-	1,789,159
Appropriations to statutory
Reserves	-	-	-	-	-			-	-
Foreign currency translation								1,840,993	1,840,993
Adjustment	-	-	-	-	-	-	-

Balance, December 31, 2011	$-	$1	18,499,736	$2	$13,833,383	$4,267,115	$10,331,224	$6,748,096	$35,179,821

Balance, January 1, 2012	$-	$1	18,499,736	$2	$13,833,383	$4,267,115	$10,331,224	$6,748,096	$35,179,821
Net income/(loss)	-	-	-	-	-	-	(3,098,445)	-	(3,098,445)
Appropriations to statutory
Reserves	-	-	-	-	-	12,641	(12,641)	-	-
Foreign currency translation
Adjustment	-	-	-	-	-	-	-	368,943	368,943

Balance, December 31,2012	$-	$1	18,499,736	$2	$13,833,383	$4,279,756	$7,220,138	$7,117,039	$32,450,319

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(Stated in US Dollars) (Unaudited)

	2012		2011
Cash flows from operating activities
Net (loss) / income		$(3,098,445)	$1,789,159
Depreciation		1,731,688	1,944,036
Amortization		1,984,540	1,985,289
Changes in fair value of warrants		(1,165,692)	(16,353,823)
Impairment of fixed assets and intangible assets		-	2,439,271
Loss on disposal of fixed assets and intangible assets		-	2,318,889

Provision for doubtful debts		-	294,869

Adjustments to reconcile net (loss) / income
to net cash provided by operating activities:
Trade receivables, net		(1,654,397)	2,415,507
Note receivables		285,356	(283,362)
Inventories		(710,543)	(1,311,536)
Advances to suppliers		(651,166)	434,603
Prepayments		423,309	(741,111)
Tender deposits		(281,869)	105,914
Travel advances to shareholders		(31,078)	329,321
Advances to employees		(40,975)	(173,422)
Deferred tax assets		(190,932)	(600,835)
Amounts due from related companies		(777,341)	(46,480)
Accounts payable		583,769	263,036
Income tax payable		3,789	(385,549)
Turnover and other taxes		65,490	(259,472)
Expected warranty liabilities		553	(33,780)
Customer deposits		799,545	575,266
Accrued liabilities		428,528	(101,763)

Net cash (used in) / provided by operating activities		$(2,295,871)	$(5,395,973)

Cash flows from investing activities
Decrease in restricted cash	$		$65,997
Sales proceeds from disposal of fixed assets and intangible assets		-	876,356
Purchase of plant and equipment		(127,233)	(557,717)
Purchase of intangibles			(3,402,547)

Net cash provided by / (used in)investing activities		$(127,233)	$(3,017,911)

Cash flows from financing activities

Bank borrowings		$697,538	(303,407)

Net cash used in financing activities		$697,538	$(303,407)

SUNWAY GLOBAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(Stated in US Dollars) (Unaudited)

	2012	2011

Net in cash and cash equivalents (used)/sourced	$(1,725,566)	$(8,717,291)
Effect of foreign currency translation on
cash and cash equivalents	527,112	680,437

Cash and cash equivalents–beginning period	1,550,911	9,587,765

Cash and cash equivalents–end period	$352,457	1,550,911

	2012	2011
Supplementary cash flow information:
Tax paid	$23,418	$401,219
Interest received	3,007	32,092
Interest paid	17,828	-

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
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
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
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

The Company owned five subsidiaries since its reverse-merger on June 6, 2007. The detailed identities of the consolidating subsidiaries would have been as follows:
Name of subsidiaries	Place of incorporation	Attributable interest

World Through Ltd	British Virgin Islands	100%

Sunway World Through Technology (Daqing) Co., Ltd	PRC	100%

*(1)Daqing Sunway Technology Co., Ltd	PRC	100%

Beijing Sunway New-force Medical Treatment Tech Co., Ltd	PRC	100%

* Liheng Textiles Co., Ltd	PRC	100%

*Note: Deemed variable interest entity, and Liheng Textiles Co., Ltd changed name to “Qingdao Sunway New-force mechatronics Co., Ltd” on January 31, 2013.

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
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
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
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
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

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An allowance for doubtful accounts is maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience.  Bad debts are written off as incurred. There were bad debts of $45,541 and $294,869 for the years ended December 31,2012 and 2011 respectively.

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

	December 31,2012	December 31, 2011
Bank of Communications, Branch of Daqing
City Economic Zone	176,739	$198,988
China Construction Bank, Beijing Branch	106,987	1,209,771
Qingdao bank	650	1,461
Agricultural Bank of China	50,162	122,803
Bank of China, Qingdao Branch	1,337	-
China Construction Bank, Beijing Shengmingyuan Branch	2,859	-
HSBC	875	1,186
Cash on hand	12,848	16,702
	352,457	$1,550,911

(l)	Restricted cash

Restricted cash are pledged deposits in an escrow account for investor relations purpose.

(m)	Revenue recognition

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
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
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

The Group did not have lease which met the criteria of capital lease. Leases that do not qualify as capital lease are classified as operating lease. Operating lease rental payment included in general and administrative expenses and selling expenses were $172,962 and $89,636 and cost of sales were nil and $30,722 for the years ended December 31,2012 and 2011 respectively.

(q)	Advertising

The Group expensed all advertising costs as incurred. Advertising expenses included in selling expenses were 36,039 and $22,555 for the years ended December 31,2012 and 2011 respectively.

(r)	Shipping and handling

All shipping and handling are expensed as incurred. Shipping and handling expenses included in selling expenses and cost of sales were $116,912 and $144,267 for the years ended December 31,2012 and 2011 respectively.

(s)	Research and development

All research and development costs are expensed as incurred. The research and development costs included in general and administrative expenses were $190,812 and $158,789 for the years ended December 31,2012 and 2011 respectively.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(Stated in US Dollars) (Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(t)	Retirement benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the statements of income as incurred. The retirement benefit expenses included in general and administrative expenses were $189,916 and $197,903 for the years ended December 31,2012 and 2011 respectively.

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	December 31,2012	December 31, 2011
Twelve months ended
RMB:USD exchange rate	6.3011	6.3523
Average three months ended
RMB: USD exchange rate	6.3079	6.4544

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
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

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners.  Among other disclosures, all items are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other financial statements. The Group’s current component of other comprehensive income is the foreign currency translation adjustment.

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

As such, effective January 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in June 2007. On January 1, 2009 the Company recorded as a cumulative effect adjustment by decreasing additional paid-in capital amounting to $3,990,942 and decreasing beginning retained earnings by the amount of $65,910,931 and recording $69,901,873 as a warrant liability to recognize the fair value of such warrants on January 1, 2009. The fair value of the warrants was nil and $1,165,692 on December 31, 2012 and December 31, 2011 respectively. The Company recognized $1,165,692 as income and $16,353,823 as loss from the change in fair value of warrants for the years ended December 31,2012 and 2011 respectively.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
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

In February 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. This ASU provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this ASU also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2014, and interim periods and annual periods thereafter. The amendments in this ASU should be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements within the ASU’s scope that exist at the beginning of an entity’s fiscal year of adoption. An entity may elect to use hindsight for the comparative periods (if it changed its accounting as a result of adopting the amendments in this ASU) and should disclose that fact. Early adoption is permitted.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(Stated in US Dollars) (Unaudited)

3.	CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments which potentially expose the Group to concentrations of credit risk, consists of cash and trade receivables as of December 31,2012 and December 31, 2011. The group performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

as of December 31,2012 and December 31, 2011, the Group’s bank deposits were all placed with banks in the PRC and Hong Kong where there is currently no rule or regulation in place for obligatory insurance of bank accounts.

For the three months ended December 31,2012, the group’s sales were generated from the PRC and Western Europe. Trade receivables as of December 31,2012 and December 31, 2011 arose in the PRC and overseas.

The maximum amount of loss due to credit risk that the group would incur if the counter parties to the financial instruments failed to perform is represented the carrying amount of each financial asset in the balance sheet.

Normally the Group does not obtain collateral from customers or debtors.

Details of the customers accounting for 10% or more of the Group’s revenue are as follows:

	For the years ended December 31,
	2012		2011
Customer A	$887,468		$-
Customer D	746,207		-
Customer F	667,259		1,189.012
Customer K		-	216,848
Customer L		-	211,718

Details of customers accounting for 10% or more of the Group’s trade receivables are as follows:

	December 31,2012	December 31, 2011

Customer A	$442,408	$332,386
Customer B	297,319	256,827
Customer C	165,934	291,466
Customer D	155,959	261,008
Customer E	381,923	291,256
Customer F	269,236	417,594
Customer G	865,981	807,578

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(Stated in US Dollars) (Unaudited)

4.	AMOUNT DUE FROM A RELATED COMPANY

The following table provides the details of amounts due from related companies:

	December 31,2012	December 31, 2011
Rise Elite International Ltd.	$830	$830
Daqing Sunway Software Tech Co., Ltd.	126,962	125,939

	$127,792	$126,769

Amount due from Rise Elite International Ltd. (Rise Elite) was $830, a related company where Mr. Liang Deli, the director of the Group is a shareholder. The amount is held by Rise Elite for the initial setup expenses. The amount was unsecured, interest free and repayable on demand.

Amount due from Daqing Sunway Software Tech Co., Ltd. was $126,962, a related company where Mr. Zhao Qichao, the director of the Group is a shareholder. The amount was unsecured, interest free and repayable on demand.

5.	TRADE RECEIVABLES, NET

Trade receivables comprise the followings:
	December 31,2012	December 31, 2011

Trade receivables, gross	$8,934,463	$7,219,617
Provision for doubtful debts	(338,670)	(335,940)

Trade receivables, net	$8,595,793	$6,883,677

All of the above trade receivables are due within one year of aging.

An analysis of the allowance for doubtful accounts for the years ended December 31,2012 and 2011 is as follows:

	December 31,2012	December 31, 2011

Balance at beginning of period	$335,940	$39,579
Addition of the provision	-	294,869
Foreign exchange adjustment	2,730	1,492

Balance at end of period	$338,670	$335,940

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
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
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
	December 31,2012	December 31, 2011

Deli Liang	41,837	10,639

	$41,837	$10,639

The following table provides the activity in the travel advances to shareholders:

	December 31,2012	December 31, 2011

Beginning balance	$10,639	$332,709

Add: Advanced during the period/year	41,624	85,345

Less: Transferred to income statement	(10,426)	(94,333)
Repayment by directors	-	(313,082)

Ending balance	$41,837	$10,639

7.	ADVANCES TO EMPLOYEES
Advances to employees are advances for purchases and travelling. They are unsecured, interest free and repayable on demand. The following table provides the activity in the advances to employees:

	December 31,2012	December 31, 2011

Beginning balance	$455,666	$269,303
Add: Advanced during the period/year	1,616,887	1,415,966

Less: Transferred to income statement	(1,001,756)	(925,341)
Recollected from employees	(570,410)	(304,262)

Ending balance	$500,387	$455,666

8.	INVENTORIES

Inventories comprise the followings:
	December 31,2012	December 31, 2011
Finished goods	$169,872	$2,093,393
Work in process	2,452,547	218,788
Raw materials	713,769	452,379

	$3,336,188	$2,764,560

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(Stated in US Dollars) (Unaudited)

9.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net comprise the followings:
	December 31,2012	December 31, 2011
At cost
Buildings	$2,256,580	$2,195,166
Machinery and equipment	974,560	953,761
Moldings	9,729,451	9,651,031
Computer software	2,306,006	2,283,786
Office equipment and motor vehicles	802,008	713,585

	$16,068,605	$15,797,329
Less: accumulated depreciation	(10,193,530)	(8,391,785)
Less: accumulated impairment	(595,377)	(590,579)

	$5,279,698	$6,814,965
Construction in progress	-	40,540

	$5,279,698	$6,855,505

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

Depreciation expenses are included in the statement of income as follows:

	2012	2011
Cost of net revenues	$1,342,587	$1,308,391
General and administrative expenses	49,045	232,473
Selling expenses	340,056	73,849
Loss in the suspension of work for Daqing	-	329,323

Total depreciation expenses	$1,731,688	$1,944,036

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(Stated in US Dollars) (Unaudited)

10.	INTANGIBLES, NET

Details of intangibles are as follows:
	December 31,2012	December 31, 2011

Land use rights, at cost	$1,354,175	$1,343,261
Technology-based design, at cost	21,301,439	21,129,748

	$22,655,614	$22,473,009
Less: accumulated amortization	(7,996,799)	(5,940,306)
Less: accumulated impairment	(1,903,239)	(1,887,899)
Total intangibles, net	$12,755,576	$14,644,804

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

Amortization expense included in the general and administrative expenses for the years ended 2012 and 2011 were $1,984,540 and $1,985,289 respectively.

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

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(Stated in US Dollars) (Unaudited)

11.	SHORT-TERM BANK LOANS

A short-term bank loan for theyears ended December 31,2012 and 2011 is as follows:

	December 31,2012	December 31, 2011

Loans	$698,291	$303,407
Less: Repayment during the period	-	(303,407)
	$698,291	$-

12.	EXPECTED WARRANTY LIABILITIES

An analysis of the expected warranty liabilities for the year ended December 31,2012 and 2011 is as follows:

	December 31,2012	December 31, 2011

Beginning balance	$20,995	$53,308
Warranty expense for the year	-	(33,780)
Foreign currency difference	725	1,467
Ending balance	$21,720	$20,995

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
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
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
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

On June 18, 2008, Columbia China Capital Group, Inc. converted 4,938 shares of Preferred Series B into 148,140 shares of common stock.

On November 10, 2008, Columbia China Capital Group, Inc. converted the Warrant J, totally 53,691 shares into 53,691 of common stock.

On June 5, 2012, all of the Series A, Series B, Series C, and Series D were expired.

On October 15, 2012, Vision Opportunity Master Fund Ltd and Vision Capital Advantage Fund, LP (the “Sellers”) entered into a Sale and Purchase Agreement (the “Agreement”) with Liang Deli, the Chief Executive Officer and Chairman of Sunway Global, Inc. (the “Company”) and Zhao Qichao (together with Mr. Liang, the “Buyers”). Pursuant to the Agreement, the Sellers agreed to sell and transfer 4,896,959 shares of common stock of the Company and 160,494 shares of Series B Preferred Shares of the Company (the “Shares”) to the Buyers for an aggregate purchase price of $5,000,000.This transaction is not yet completed.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR YEARS ENDED DECEMBER 31, 2012 AND 2011
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

As such, effective January 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in June 2007. On January 1, 2009 the Company recorded as a cumulative effect adjustment by decreasing additional paid-in capital amounting to $3,990,942 and decreasing beginning retained earnings by the amount of $65,910,931 and recording $69,901,873 as a warrant liability to recognize the fair value of such warrants on January 1, 2009. The fair value of the warrants was nil and $1,165,692 on December 31,2012 and December 31, 2011 respectively. The Company recognized $1,165,692 and $16,353,823 as income from the change in fair value of warrants for the years ended December 31,2012 and 2011 respectively.

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
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(Stated in US Dollars) (Unaudited)

14.	INCOME TAXES

The Company, being registered in the State of Nevada and which conducts all of its business through its subsidiaries incorporated in PRC, is not subject to federal income tax until the operating profits was rebounded back to Untied States. The subsidiaries are SWT, Sunway, Beijing Sunway, Liheng (see note 1).

SWT, Sunway, Beijing Sunway and Liheng, being registered in the PRC, are subject to PRC’s Corporate Income Tax (“CIT”). Under applicable income tax laws and regulations, an enterprise located in PRC, including the district where our operations are located, is subject to a rate of 25% for the years ended December 31,2012 and 2011.

However, Sunway is a high technology company, and in accordance with the relevant regulations regarding the favourable tax treatment for high technology companies, Sunway is entitled to a reduced tax rate of 15% as long as Sunway is physically located and registered in the high and advance technology development zone.

The Group uses the asset and liability method, where deferred tax assets and liabilities are determined based in the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. There are temporary differences on deferred tax asset $1,345,913 on net operating loss as of December 31,2012 and 600,835 as of December 31, 2011.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(Stated in US Dollars) (Unaudited)

14.	INCOME TAXES (Continued)

A reconciliation between the income tax computed at the U.S. statutory rate and the Group’s provision for income tax is as follows:

	December 31,2012	December 31, 2011

U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	(34)%	(34)%
PRC CIT	25%	25%
Tax holiday	(10)%	(10)%
Provision for income taxes	15%	15%

The provision for income taxes consists of the following:

	December 31,2012	December 31, 2011

Current tax- PRC CIT	$21,114	$15,670

Deferred tax provision	(738,986)	(600,835)

Income tax	$(717,872)	$(585,165)

Reconciliation of these items is as follows:

	December 31,2012	December 31, 2011

(Loss) / Income before tax	$(3,816,317)	$1,203,994
Add: Impairment of fixed assets and intangible assets	-	2,439,271
Loss on disposal of fixed assets and intangible assets	-	2,318,889
Tax loss not deductible among subsidiaries	-	10,358,719
Other non-tax deductible items	5,122,769	137,417

Less: Change in fair value of warrants	(1,165,692)	(16,353,823)

Taxable income (adjusted)	$140,760	$104,467

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(Stated in US Dollars) (Unaudited)

15.	EARNINGS PER SHARE

The calculation of the basic and diluted earnings per share attributable to the common stock holders is based on the following data:

	2012	2011
Income:
Income/(loss) for the purpose of basic earnings per share	$(3,098,445)	$(1,789,139)
Effect of dilutive potential common stock	-	-
Income for the purpose of dilutive earnings per share	$(3,098,445)	$(1,789,139)

Number of shares:
Weighted average number of common stock for the purpose of basic earnings per share	18,499,736	18,499,736
Effect of dilutive potential common stock
-conversion of Series A
convertible preferred stock	-	-
-conversion of Series B
convertible preferred stock	4,814,820	4,814,820
-conversion of Warrant Series A	-	-
-conversion of Warrant Series B	-	-
-conversion of Warrant Series J	-	-
-conversion of Warrant Series C	-	-
-conversion of Warrant Series D	-	-
Weighted average number of common stock for the purpose of dilutive earnings per share	23,314,556	23,314,556

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(Stated in US Dollars) (Unaudited)

16.	COMMITMENTS AND CONTINGENCIES

The Group has entered into a tenancy agreement for factory expiring through 2011. Total rental expenses for the months ended December 31, 2012 and 2011 amounted to $31,487 and $59,861 respectively.

As at December 31, 2012, the Group’s commitments for minimum lease payments under these leases for the next one year are as follows:

December 31,
2012	$63,218
2013 and thereafter	-
$63,218

17.	SEGMENT INFORMATION

The Group currently is engaged in the manufacturing and selling of logistic transport systems and categorized in one segment. The Group has contracted with customers with four types of product altogether, workstation type A, workstation type B, workstation type C and Sunway Automatic Dispensing and Packing (“SADP”) and other.  Workstation types A, B and C are of the same function but with different product design.

Net revenues and cost of revenues by product:

	Workstation	Workstation	Workstation
2012	Type A	Type B	Type C	SADP	Other	Consolidated
Net revenues	$-	$-	$5,590,698	$2,662,818	1,500,578	9,754,094
Cost of net revenues	-	-	(2,988,482)	(1,699,580)	(670,349)	(5,358,411)
	$-	$-	$2,602,216	$963,238	830,229	4,395,683

2011	Workstation	Workstation	Workstation
	Type A	Type B	Type C	SADP	SAME	Others	Consolidated

Net revenues	$97,633	265,617	3,407,045	3,861,786	290,003	761,793	8,683,877
Cost of net
Revenues	(44,593)	(173,460)	(1,360,903)	(2,135,459)	(242,336)	(742,755)	(4,699,506)

	$53,040	92,157	2,046,142	1,726,327	47,667	19,038	3,984,371

The Group’s operations are located in the PRC. All revenues are derived from customers in the PRC and Europe. All of the Group’s assets are located in the PRC. Sales of workstations are carried out in the PRC. Accordingly, no analysis of the Group's sales and assets by geographical market is presented.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
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

Warrant Liability:  As of December 31, 2012, the Company adopted the lattice valuation method to improve the valuation of the existing warrants with early exercise rights and down ratchet exercise price reset provision. The change is accounted for as change in accounting estimates. As opposed to closed

19.	SUBSEQUENT EVENTS

The Company has evaluated all other subsequent events through April 14, 2013, the date these consolidated financial statements were issued, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements except the following:

Sales and Purchase Agrement

On October 15, 2012, Vision Opportunity Master Fund Ltd and Vision Capital Advantage Fund, LP entered into a Sale and Purchase Agreement with Liang Deli, the Chief Executive Officer and Chairman of Sunway Global, Inc. and Zhao Qichao. This transaction is not yet completed.

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

During the course of internal evaluation, following misstatement and control weakness are noted for the fiscal year ended December 31, 2012 that required correction:

No independent director exists in the Board of Directors, and the directors have a little understanding about U.S. GAAP and Sarbanes-Oxley Act 404. The Company’s staff obtained knowledge on US GAAP disclosure control and reporting requirements from PwC’s training as part of their Internal Control Advisory Engagement in 2009.The set-up of Audit Committee was failed in 2010. The Company has no financial resource to make it corrected within 2013.

Based upon their evaluation as of the end of the period covered by this annual report, the Company's chief executive officer and chief financial officer concluded that, with the significant deficiencies in internal control over financial reporting described below, the Company's disclosure controls and procedures are not effective as of December 31, 2012.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2012, Management identified significant deficiencies related to the following:

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

Management believes that these deficiencies do not amount to a material weakness, and it has concluded that our internal controls over financial reporting were not effective as of December 31, 2012.

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

Our management is not aware of any material weaknesses in our internal control over financial reporting, and nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statements as of December 31, 2012. The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements. Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement of omission in any report we have filed with or submitted to the Commission. Accordingly, we believe that our financial controls were effective.

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

Changes in Internal Control over Financial Reporting

Other than as disclosed above, no changes in the Company's internal control over financial reporting have come to management's attention during the Company's last fiscal quarter that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting. After hiring PwC to enhance the internal control system, the internal control system over financial reporting is also included in this process. No final report has been received yet. Should PwC make anyone proposals to enhance the Company’s internal control over financial reporting such proposals will carefully be considered by the Company, and we will disclose the changes that we may execute to improve our internal control system.

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

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

 Set forth below is certain information regarding our directors and executive officers.  Our Board of Directors is comprised of two directors.

The following table sets forth certain information with respect to our directors and executive officers.

Directors and Executive Officers	Position/Title	Age
Liang Deli	President, Chief Executive Officer and Chairman	50
Samuel Sheng	Chief Financial Officer	42
Sun Weishan	Chief Operating Officer and Secretary	51

There are no family relationships between any of our directors or executive officers.

Each of our directors is elected to serve until the next annual meeting of our shareholders and until his successor is elected and qualified or until such director’s earlier death, removal or termination.

Set forth below is biographical information about our current directors and executive officers:

Liang Deli, our President and Chief Executive Officer and a director, has been Chairman of the Board, CEO since September 2011, and became a director upon the resignation of Richard Astrom in June 2007. He has been Vice President of Sunway since August 1997, and is under contract to serve in that position until 2017. Mr. Liang’s area of focus is Sunway’s technology and market operations. Mr. Liang received a Bachelor degree in the field of Automatic Systems Design and Control from Shenyang Industry University in Liaoning Province, China in 1983.

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

The board held four meetings during the fiscal year of 2012. These meetings include meetings that were held by means of a conference telephone call, but do not include actions taken by unanimous written consent.

Each director attended at least 100% of the total number of meetings of the board during the year. Our non-management directors did not meet in executive session during 2012.

Director Experience

The Board believes that each of the Company’s directors should possess the highest personal and professional ethics, integrity and values, and be committed to representing the long-term interests of the Company’s shareholders. When evaluating candidates for election to the Board, the Board seeks candidates with certain qualities that it believes are important, including integrity, an objective perspective, good judgment, and leadership skills. The Board has also considered the fact that all of our directors have worked for, or served on the boards of directors of, a variety of companies in a range of industries. The Board believes that through their varying backgrounds, the Company’s directors bring a wealth of experiences, new ideas and solutions to the Board. Specifically, the Board has noted that our directors have the following skills and qualifications that, among others, have made them particularly suited to serve as a director of Sunway Global:

Mr. Liang Deli is 50 years old, holds a bachelor’s degree, and is a senior engineer. He joined Sunway in 1997 and led the R&D team to National New Product Award. Mr. Liang received an MBA from Tsinghua University and spent two years training in Japan and Singapore.

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

Nominating Procedures

During 2012, there were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

ITEM 11.	EXECUTIVE COMPENSATION.

 Summary Compensation Table

The following is a summary of the compensation paid by us to the individuals who have served as our CEO and any executive officers who have received compensation in excess of $10,000 for the two years ended December 31, 2012 and 2011.

		Salary (cash or non-cash)	Bonus (cash or non-cash)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Liang Deli CEO and Chairman (current)	2012	76,095	-	-	-	-	-	-	76,095
	2011	74,368	-	-	-	-	-	-	74,368

Samuel Sheng CFO (current)	2012	76,095	-	-	-	-	-		76,095
	2011	74,368	-	-	-	-	-	-	74,368

Sun Weishan COO (current)	2012	38,047	-	-	-	-	-	-	38,047
	2011	74,368	-	-	-	-	-	-	74,368

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2012 and 2011, we did not have any stock option plan or stock incentive plan and there were no outstanding equity awards as of  December 31, 2012 and 2011. No equity awards were granted during the year ended December 31, 2012.

Director Compensation

 Other than as disclosed in the Summary Compensation Table above, Liang Deli received $0 for his services as a member of the Board of Directors for an initial term expiring on June 30, 2013. Our directors are also reimbursed for reasonable travel and other expenses incurred in connection with attending meetings of the board and its committees, if any.

ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ANDRELATED STOCKHOLDER MATTERS.

The following table lists stock ownership of our common stock as of  April 10, 2013.  The information includes beneficial ownership by (i) holders of more than 5% of our common stock, (ii) each of our current directors and executive officers and (iii) all of our directors and executive officers as a group.

The information is determined in accordance with Rule 13d-3 promulgated under the Exchange Act based upon information furnished by the persons listed or contained in filings made by them with the Commission. Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our common stock been beneficially owned by them.

Amount and Nature of Beneficial Ownership

Name and Address of Beneficial Owner	Director/Officer	Amount and Nature of Beneficial Ownership (1)		Percentage of Class (1)

Rise Elite International Limited		12,653,160	(2)	68.40%

Vision Opportunity Master Fund, Ltd.		4,754,772	(3)	9.9%

Vision Capital Advantage Fund. L.P.		596,808	(3)	9.9%

Liang Deli	President, Chief Executive Officer and Chairman	12,653,160	(4)	68.40%

Samuel Sheng	Chief Financial Officer	-		-

Sun Weishan	Chief Operating Officer and Secretary	-		-

All directors and officers as a group		12,653,160		68.40%

(1) Applicable percentage ownership is based on 18,499,736 shares of common stock outstanding as of April 10, 2013, together with securities exercisable or convertible into shares of common stock within 60 days of April 10, 2013 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of April 10, 2013 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

Based upon the Form 4 filed by Vision Capital Advantage Fund, L.P. on April 24, 2009, it holds 596,808 shares of Common Stock of the Company.

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

(4) Liang Deli is shareholder of Rise Elite holding40.93% ownership interest in Rise Elite, has voting and dispositive control over the shares of common stock held by Rise Elite.

ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORINDEPENDENCE.

The following table provides the details of amounts due from related companies:

	December 31,2012	December 31, 2011
Rise Elite International Ltd.	$830	$830
Daqing Sunway Software Tech Co., Ltd.	126,962	125,939

	$127,792	$126,769

Amount due from Rise Elite International Ltd. was $830, a related company where Mr. Liang Deli is a shareholder. The amount is held by Rise Elite for the initial setup expenses. The amount was unsecured, interest free and repayable on demand.

Amount due from Daqing Sunway Software Tech Co., Ltd. was $126,962, a related company where Mr. Zhao Qichao is a shareholder. The amount was unsecured, interest free and repayable on demand.

Director Independence

The Company currently has one director, Liang Deli. Mr. Liang does not qualify as an “independent” director as that term is defined under the federal securities laws and the rules of The NASDAQ Stock Market. Our company, however, recognizes the importance of good corporate governance and intends to appoint an audit committee comprised entirely of independent directors, including at least one financial expert, during our 2013 fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees incurred by the Company’s independent registered public accounting firms, for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2012 and December 31, 2011, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q and other SEC filings during those fiscal years were approximately $96,000 and $96,000, respectively.

Audit-Related Fees

The aggregate fees incurred by the Company’s independent registered public accounting firms were approximately $7,827 and $9,290, respectively, for audit-related services during the years ended December 31, 2012 and December 31, 2011.

Tax Fees

The aggregate fees incurred by the Company’s independent registered public accounting firms were approximately $5,000 and $5,000, respectively, during the years ended December 31, 2012 and December 31, 2011.

All Other Fees

The Company did not incur any other fees from its independent registered public accounting firms for services rendered to the Company, other than the services covered in "Audit Fees" for the fiscal years ended December 31, 2012 and December 31, 2011.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibits:

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation, as amended and corrected. (1)
3.2	Bylaws. (2)
3.3	Specimen of Common Stock certificate. (1)
3.4	Certificate of Designations authorizing the Series A Convertible Preferred Stock, as amended and corrected. (1)
3.5	Certificate of Designations authorizing the Series B Convertible Preferred Stock, as amended and corrected. (1)
4.1	Series B Stock Purchase Agreement, dated as of June 5, 2007, by and among the Company, Vision Opportunity Master Fund, Ltd. and each of the other investors party thereto. (1)
4.2	Registration Rights Agreement, dated as of June 5, 2007, by and between the Company and Vision Opportunity Master Fund, Ltd. (1)
4.3	Lock-Up Agreement, dated as of June 5, 2007, by and among the Company and Rise Elite. (1)
4.4	Form of Series A Warrant. (1)
4.5	Form of Series B Warrant. (1)
4.6	Form of Series C Warrant. (1)
4.7	Form of Series D Warrant. (1)
4.8	Form of Series J Warrant. (1)
4.9	Form of Series E Warrant issued to Kuhns Brothers. (1)
10.1	Lease by and between Beijing Bishiuyuan Tech Co., Ltd. and Beijing Sunway New-force Medical Treatment Tech Co., Ltd.
10.2	Lease by and between Daqing Sunway and Daqing High-tech Zone Chuangye Service Co., Ltd
10.3	Lease by and between Cheng Tonghang and Beijing Sunway New-force Medical Treatment Tech Co., Ltd.
21.1	List of Subsidiaries. (6)
31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Act of 2002 Section 302.*
31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Act of 2002 Section 302.*
32.1	Certification by Chief Executive Officer pursuant to Sarbanes-Oxley Act of 2002 Section 906.*
32.2	Certification by Chief Financial Officer pursuant to Sarbanes-Oxley Act of 2002 Section 906.*
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema Document
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase
EX-101.LAB	XBRL Taxonomy Extension Labels Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

SUNWAY GLOBAL INC.

April 15, 2013	By:	/s/ Liang Deli
Liang Deli
Chief Executive Officer and Chairman (principal executive officer)

/s/ Samuel Sheng
Samuel Sheng Chief Financial Officer (Principal Financial and Accounting officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

	Chief Executive Officer and	April 15, 2013
/s/ Liang Deli	Chairman of the Board of Directors
Liang Deli

	Chief Financial Officer	April 15, 2013
/s/ Samuel Sheng
Samuel Sheng