Form 10-Q
period 2013-03-31
Sunway Global Inc.
filed 2013-05-20
CIK 1096840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

 As of May 20, 2013, there were 18,499,736 outstanding shares of the Registrant's Common Stock, $0.0000001 par value.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNWAY GLOBAL INC.
CONSOLIDATED BALANCE SHEETS
AS AT MARCH 31, 2013 AND DECEMBER 31, 2012
 (Stated in US Dollars)

	Notes		March 31,2013	December 31,2012
ASSETS
Current assets
Cash and cash equivalents	2	(k)	$141,268	$352,457
Trade receivables, net	5		8,793,586	8,595,793
Notes receivables				-
Inventories	8		4,490,489	3,336,188
Advances to suppliers			1, 485,143	1,495,841
Prepayments			550,114	435,173
Tender deposits			459,113	460,471
Travel advances to shareholders	6		577	41,837
Advances to employees	7		751,331	500,387
Deferred tax assets			1,345,913	1,345,913

Total current assets			$18,017,534	$16,564,060
Restricted cash	2	(l)	1,094	1,094
Amount due from a related company	4		128,338	127,792
Property, plant and equipment, net	9		5,028,499	5,279,698
Intangibles, net	10		12,298,153	12,755,576
Deposit for technology-based designed			3,444,956	3,430,195

TOTAL ASSETS			$38,918,574	$38,158,415

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short term bank loans	11		$701,296	$698,291
Accounts payable			2,168,178	1,211,450
Income tax payable			3,692	8,135
Turnover and other taxes			32,434	143,703
Expected warranty liabilities	12		21,813	21,720
Customer deposits			2,784,776	2,563,499
Accrued liabilities			1,654,368	1,061,298

Total current liabilities			$7,366,557	$5,708,096
Warrants liabilities	13		-	-
TOTAL LIABILITIES			$7,366,557	$5,708,096

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.
CONSOLIDATED BALANCE SHEETS (Continued)
AS AT MARCH 31, 2013 AND DECEMBER 31, 2012
(Stated in US Dollars)
	Notes	March 31,2013	December 31, 2012

STOCKHOLDERS’ EQUITY

Series B Convertible Preferred Stock $0.0000001 par value; 400,000 shares authorized; 160,494 shares issued and outstanding at March 31, 2013 and December 31, 2012	13	$1	$1

Common stock at $0.0000001 par value; 100,000,000 shares authorized; 18,499,736 shares issued and outstanding at March 31, 2013 and December 31, 2012		2	2
Additional paid-in capital		13,833,383	13,833,383
Statutory reserves		4,279,756	4,279,756
Retained earnings		5,906,675	7,220,138
Accumulated other comprehensive income		7,532,200	7,117,039

		$31,552,017	$32,450,319

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$38,918,574	$38,158,415

See accompanying notes to consolidated financial statements

 SUNWAY GLOBAL INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(Stated in US Dollars) (Unaudited)

	Notes	The three months ended March 31,
		2013	2012

Net revenues	17	$2,017,554	$2,010,575
Cost of net revenues	17	(1, 206,223)	(949,675)

Gross profit		$811,331	$1,060,900

Selling expenses		(765,371)	(542,548)
General and administrative expenses		(1,347,743)	(1,732,917)

(Loss) / Income from operations		$(1, 301,783)	$(1,214,565)
Interest income		892	1,524
Interest expenses		(12,572)	-
Changes in fair value of warrants		-	967,868

(Loss)/Income before tax		$(1,313,463)	$(245,173)

Income tax	14	-	36,675

Net (Loss)/income		$(1,313,463)	$(208,498)

Net income per share:
-Basic	15	$(0.07)	$(0.01)

-Diluted	15	$(0.06)	$(0.01)

Weighted average number of common stock
-Basic	15	18,499,736	18,499,736

-Diluted	15	23,314,556	23,314,556

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AS AT MARCH 31, 2013 AND DECEMBER 31, 2012
(Stated in US Dollars)
					Additional		Retained	Accumulated
	Preferred	Preferred	No. of		paid		earnings/	other
	Series	Series	shares	Common	in	Statutory	(Accumulated	comprehensive
	A	B	outstanding	stock	capital	reserves	deficit)	income	Total
Balance, January 1, 2012	$-	$1	18,499,736	$2	$13,833,383	$4,267,115	$10,331,224	$6,748,096	$35,179,821
Net income/(loss)	-	-	-	-	-	-	(3,098,445)	-	(3,098,445)
Appropriations to statutory
Reserves	-	-	-	-	-	12,641	(12,641)	-	-
Foreign currency translation
Adjustment	-	-	-	-	-	-	-	368,943	368,943

Balance, December 31,2012	$-	$1	18,499,736	$2	$13,833,383	$4,279,756	$7,220,138	$7,117,039	$32,450,319
Balance, January 1, 2013	$-	$1	18,499,736	$2	$13,833,383	$4,279,756	$7,220,138	$7,117,039	$32,450,319
Net income/(loss)	-	-	-	-	-	-	(1,313,463)	-	(1,313,463)
Appropriations to statutory
Reserves	-	-	-	-	-	-	-	-	-
Foreign currency translation
Adjustment	-	-	-	-	-	-	-	415,161	415,161

Balance, March 31, 2013	$-	$1	18,499,736	$2	$13,833,383	$4,279,756	$5,906,675	$7,532,200	$31,552,017

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(Stated in US Dollars) (Unaudited)

	The three months ended March 31,
	2013		2012
Cash flows from operating activities
Net (loss) / income		$(1,313,463)		$(208,498)
Depreciation		280,686		526,112
Amortization		511,721		493,266
Changes in fair value of warrants		-		(967,868)

Adjustments to reconcile net (loss) / income
to net cash provided by operating activities:
Trade receivables, net		(160,615)		(574,035)
Note receivables		-		206,428
Inventories		(844,643)		(650,643)
Advances to suppliers		17,116		(895,321)
Prepayments		(112,936)		235,225
Tender deposits		3,336		(40,298)
Travel advances to shareholders		41,392		(31,766)
Advances to employees		(248,501)		(17,682)
Deferred tax assets		-		(36,776)
Amounts due from related companies		-		(24,753)
Accounts payable		950,409		477,350
Income tax payable		(4,472)		(564)
Turnover and other taxes		(111,757)		(48,431)
Customer deposits		210,001		313,628
Accrued liabilities		587,818		189,990

Net cash (used in) / provided by operating activities		$(193,908)		$(1,054,636)

Cash flows from investing activities
Decrease in restricted cash	$		$
Purchase of plant and equipment		(7,086)		(19,419)

Net cash provided by / (used in)investing activities		$(7,086)		$(19,419)

SUNWAY GLOBAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(Stated in US Dollars) (Unaudited)

	The three months ended March 31,
	2013	2012

Net in cash and cash equivalents (used)/sourced	$(200,994)	(1,074,055)
Effect of foreign currency translation on
cash and cash equivalents	(10,195)	70,441

Cash and cash equivalents–beginning period	352,457	1,550,911

Cash and cash equivalents–end period	$141,268	547,297

	The three months ended March 31,
	2013	2012
Supplementary cash flow information:
Tax paid	$4,472	$101
Interest received	892	1,524
Interest paid	12,572	-

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
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

On January 16, 2009, World Through (BVI) acquired Qingdao Sunway New-force mechatronics Co., Ltd (“Qingdao Sunway”) as its wholly-owned subsidiary. Qingdao Sunway was incorporated in PRC on June 6, 2003.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
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

The Company owned five subsidiaries since its reverse-merger on June 6, 2007. The detailed identities of the consolidating subsidiaries would have been as follows:
Name of subsidiaries	Place of incorporation	Attributable interest

World Through Ltd	British Virgin Islands	100%

Sunway World Through Technology (Daqing) Co., Ltd	PRC	100%

*(1)Daqing Sunway Technology Co., Ltd	PRC	100%

Beijing Sunway New-force Medical Treatment Tech Co., Ltd	PRC	100%

* Qingdao Sunway New-force mechatronics Co., Ltd	PRC	100%

*Note: Deemed variable interest entity..

(c)	Use of estimates

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
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
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
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
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

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An allowance for doubtful accounts is maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience.  Bad debts are written off as incurred. There were bad debts of $340,127 and $41,332 for the three months ended March 31,2013 and 2012 respectively.

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

	March 31,2013	December 31, 2012
Bank of Communications, Branch of Daqing
City Economic Zone	17,389	$176,739
China Construction Bank, Beijing Branch	86,201	106,987
Qingdao bank	1,160	650
Agricultural Bank of China	16,947	50,162
Bank of China, Qingdao Branch	433	1,337
China Construction Bank, Beijing Shengmingyuan Branch	419	2,859
HSBC	875	875
Cash on hand	17,844	12,848
	141,268	$352,457

(l)	Restricted cash
Restricted cash are pledged deposits in an escrow account for investor relations purpose.

(m)	Revenue recognition

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
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
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

The Group did not have lease which met the criteria of capital lease. Leases that do not qualify as capital lease are classified as operating lease. Operating lease rental payment included in general and administrative expenses and selling expenses were $48,827 and $31,487 and cost of sales were nil and nil for the three months ended March 31,2013 and 2012 respectively.

(q)	Advertising

The Group expensed all advertising costs as incurred. Advertising expenses included in selling expenses were $3,216 and $15,257 for the three months ended March 31,2013 and 2012 respectively.

(r)	Shipping and handling

All shipping and handling are expensed as incurred. Shipping and handling expenses included in selling expenses and cost of sales were $11,263 and $9,005 for the three months ended March 31,2013 and 2012 respectively.

(s)	Research and development

All research and development costs are expensed as incurred. The research and development costs included in general and administrative expenses were $34,338 and $70,941 for the three months ended March 31,2013 and 2012 respectively.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(Stated in US Dollars) (Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(t)	Retirement benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the statements of income as incurred. The retirement benefit expenses included in general and administrative expenses were $65,902 and $35,369 for the three months ended March 31,2013 and 2012 respectively.

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

The accompanying financial statements are presented in United States dollars. The reporting currency of the Group is the U.S. dollar ($). SWT, Sunway, Beijing Sunway and Qingdao Sunway use its local currency, Renminbi (RMB), as its functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the end of period exchange rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on the Group because it has not engaged in any significant transactions that are subject to the restrictions.

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	March 31, 2013	December 31, 2012	March 31, 2012
Twelve months ended
RMB : USD exchange rate	-	6.3011	-
Three months ended
RMB : USD exchange rate	6.2741	-	6.3122
Average three months ended
RMB : USD exchange rate	6.2814	-	6.2976

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(Stated in US Dollars) (Unaudited)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(w)	Statutory reserves

As stipulated by the PRC’s Company Law and as provided in the SWT, Sunway, Beijing Sunway and Qingdao Sunway’s Articles of Association, SWT, Sunway, Beijing Sunway and Qingdao Sunway’s net income after taxation can only be distributed as dividends after appropriation has been made for the following:

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

As such, effective January 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in June 2007. On January 1, 2009 the Company recorded as a cumulative effect adjustment by decreasing additional paid-in capital amounting to $3,990,942 and decreasing beginning retained earnings by the amount of $65,910,931 and recording $69,901,873 as a warrant liability to recognize the fair value of such warrants on January 1, 2009. The fair value of the warrants was nil and $1,165,692 on March 31, 2013 and December 31, 2012 respectively. The Company recognized nil and $967,868 as income from the change in fair value of warrants for the three months ended March 31,2013 and 2012 respectively.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
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

In January 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This ASU clarifies that ordinary trade receivables and receivables are not in the scope of ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Specifically, ASU 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the FASB Accounting Standards Codification™ (Codification) or subject to a master netting arrangement or similar agreement. The FASB undertook this clarification project in response to concerns expressed by U.S. stakeholders about the standard’s broad definition of financial instruments. An entity is required to apply the amendments in ASU 2013-01 for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The effective date is the same as the effective date of ASU 2011-11.

In February 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU improves the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in this ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP.
The new amendments will require an organization to:

●
Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.

●
Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). A private company is required to meet the reporting requirements of the amended paragraphs about the roll forward of accumulated other comprehensive income for both interim and annual reporting periods. However, private companies are only required to provide the information about the effect of reclassifications on line items of net income for annual reporting periods, not for interim reporting periods. The amendments are effective for reporting periods beginning after December 15, 2012, for public companies and are effective for reporting periods beginning after December 15, 2013, for private companies. Early adoption is permitted.

In February 2013, FASB issued Accounting Standards Update (ASU) No. 2013-03, Financial Instruments (Topic 825). This ASU clarifies the scope and applicability of a disclosure exemption that resulted from the issuance of Accounting Standards Update No. 2011-04,Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendment clarifies that the requirement to disclose"the level of the fair value hierarchy within which the fair value measurements are categorized in their entirety (Level 1, 2, or 3)" does not apply to nonpublic entities for items that are not measured at fair value in the statement of financial position, but for which fair value is disclosed. This ASU is the final version of Proposed Accounting Standards Update 2013-200—Financial Instruments (Topic 825) which has been deleted. The amendments are effective upon issuance.

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

In March 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-05, Foreign Currency Matters (Topic 830). This ASU resolve the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, Foreign Currency Matters—Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights)within a foreign entity. In addition, the amendments in this Update resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. This ASU is the final version of Proposed Accounting Standards Update EITF11Ar—Foreign Currency Matters (Topic 830), which has been deleted. The amendments in this Update are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. For nonpublic entities the amendments in this Update are effective prospectively for the first annual period beginning after December 15, 2014, and interim and annual periods thereafter. The amendments should be applied prospectively to derecognition events occurring after the effective date. Prior periods should not be adjusted. Early adoption is permitted. If an entity elects to early adopt the amendments, it should apply them as of the beginning of the entity’s fiscal year of adoption.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(Stated in US Dollars) (Unaudited)

3.	CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments which potentially expose the Group to concentrations of credit risk, consists of cash and trade receivables as of March 31, 2013 and December 31, 2012. The group performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

as of March 31, 2013 and December 31, 2012, the Group’s bank deposits were all placed with banks in the PRC and Hong Kong where there is currently no rule or regulation in place for obligatory insurance of bank accounts.

For the three months ended December 31,2012, the group’s sales were generated from the PRC and Western Europe. Trade receivables as of March 31, 2013 and December 31, 2012 arose in the PRC and overseas.

The maximum amount of loss due to credit risk that the group would incur if the counter parties to the financial instruments failed to perform is represented the carrying amount of each financial asset in the balance sheet.

Normally the Group does not obtain collateral from customers or debtors.

Details of the customers accounting for 10% or more of the Group’s revenue are as follows:

	For the three months ended March 31,
	2013	2012
Customer A	$130,669	$887,468
Customer D	-	746,207
Customer F	267,289	667,259
Customer K	262,986	-
Customer L	194,610	-

Details of customers accounting for 10% or more of the Group’s trade receivables are as follows:

	March 31,2012	December 31, 2012

Customer A	$401,558	$442,408
Customer B	293,163	297,319
Customer C	134,675	165,934
Customer D	151,739	155,959
Customer E	379,281	381,923
Customer F	252,862	269,236
Customer G	869,707	865,981

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(Stated in US Dollars) (Unaudited)

4.	AMOUNT DUE FROM A RELATED COMPANY

The following table provides the details of amounts due from related companies:

	March 31, 2013	December 31, 2012
Rise Elite International Ltd.	$830	$830
Daqing Sunway Software Tech Co., Ltd.	127,508	126,962

	$128,338	$127,792

Amount due from Rise Elite International Ltd. (Rise Elite) was $830, a related company where Mr. Liang Deli, the director of the Group is a shareholder. The amount is held by Rise Elite for the initial setup expenses. The amount was unsecured, interest free and repayable on demand.

Amount due from Daqing Sunway Software Tech Co., Ltd. was $127,508, a related company where Mr. Zhao Qichao, the director of the Group is a shareholder. The amount was unsecured, interest free and repayable on demand.

5.	TRADE RECEIVABLES, NET

Trade receivables comprise the followings:
	March 31,2013	December 31, 2012

Trade receivables, gross	$9,133,713	$8,934,463
Provision for doubtful debts	(340,127)	(338,670)

Trade receivables, net	$8,793,586	$8,595,793

All of the above trade receivables are due within one year of aging.

An analysis of the allowance for doubtful accounts for the three months ended March 31,2013 and 2012 is as follows:

	March 31,2013	December 31, 2012

Balance at beginning of period	$338,670	$335,940
Addition of the provision		-
Foreign exchange adjustment	1,457	2,730

Balance at end of period	$340,127	$338,670

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
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
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
	March 31,2013	December 31, 2012

Deli Liang	577	41,837

	$577	$41,837

The following table provides the activity in the travel advances to shareholders:

	March 31,2013	December 31, 2012

Beginning balance	$41,837	$10,639

Add: Advanced during the period/year	-	41,624

Less: Transferred to income statement	(41,260)	(10,426)
Repayment by directors	-	-

Ending balance	$577	$41,837

7.	ADVANCES TO EMPLOYEES
Advances to employees are advances for purchases and travelling. They are unsecured, interest free and repayable on demand. The following table provides the activity in the advances to employees:

	March 31,2013	December 31, 2012

Beginning balance	$500,387	$455,666
Add: Advanced during the period/year	495,451	1,616,887

Less: Transferred to income statement	(172,293)	(1,001,756)
Recollected from employees	(72,214)	(570,410)

Ending balance	$751,331	$500,387

8.	INVENTORIES

Inventories comprise the followings:

	March 31,2013	December 31, 2012
Finished goods	$948,080	$169,872
Work in process	2,861,755	2,452,547
Raw materials	680,654	713,769

	$4,490,489	$3,336,188

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(Stated in US Dollars) (Unaudited)

9.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net comprise the followings:
	March 31,2013	December 31, 2012
At cost
Buildings	$2,266,291	$2,256,580
Machinery and equipment	978,754	974,560
Moldings	9,771,321	9,729,451
Computer software	2,321,379	2,306,006
Office equipment and motor vehicles	807,104	802,008

	$16,144,849	$16,068,605
Less: accumulated depreciation	(10,518,410)	(10,193,530)
Less: accumulated impairment	(597,940)	(595,377)

	$5,028,499	$5,279,698
Construction in progress		-

	$5,028,499	$5,279,698

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

Depreciation expenses are included in the statement of income as follows:

	March 31,2013	March 31,2012
Cost of net revenues	$246,983	$391,992
General and administrative expenses	12,926	16,866
Selling expenses	20,777	117,254

Total depreciation expenses	$280,686	$526,112

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(Stated in US Dollars) (Unaudited)

10.	INTANGIBLES, NET

Details of intangibles are as follows:
	March 31,2013	December 31, 2012

Land use rights, at cost	$1,360,003	$1,354,175
Technology-based design, at cost	21,393,108	21,301,439

	$22,753,111	$22,655,614
Less: accumulated amortization	(8,543,528)	(7,996,799)
Less: accumulated impairment	(1,911,430)	(1,903,239)
Total intangibles, net	$12,298,153	$12,755,576

During the year of 2009, the Group acquired the rights to use a parcel of land totaling 9,082 square meters, for a consideration of $89,552 (RMB613,035), located at Qingdao Hi-Tech Industry Development Zone, Qingdao, Shandong in the People’s Republic of China for a term of 48 years from November 3, 2006 to July 24, 2053.  The Group acquired secondly the rights to use a parcel of land totaling 10,841 square meters, for a consideration of $106,709 (RMB730,485), located at Qingdao Hi-Tech Industry Development Zone, Qingdao, Shandong in the People’s Republic of China for a term of 50 years from January 14, 2009 to January 13, 2059. Both lands have been used to build the Qingdao Sunway’s facility.

During the year of 2009, the Group acquired the design and internal device control of medicine dispensing and packing machine, for a consideration of $6,988,882 (RMB47,300,000).

Amortization expense included in the general and administrative expenses for the three months ended March 31, 2013 and 2012 were $511,721 and $493,266 respectively.

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

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(Stated in US Dollars) (Unaudited)

11.	SHORT-TERM BANK LOANS

A short-term bank loan for the three months ended March 31,2013 and the years ended December 31, 2012 is as follows:

	March 31,2013	December 31, 2012

Loans	$701,296	$698,291
Less: Repayment during the period	-	-
	$701,296	$698,291

12.	EXPECTED WARRANTY LIABILITIES

An analysis of the expected warranty liabilities for the three months ended March 31, 2013 and the year ended December 31, 2012 is as follows:

	March 31,2013	December 31, 2012

Beginning balance	$21,720	$20,995
Warranty expense for the year	-	-
Foreign currency difference	93	725
Ending balance	$21,813	$21,720

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
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
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
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

As such, effective January 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in June 2007. On January 1, 2009 the Company recorded as a cumulative effect adjustment by decreasing additional paid-in capital amounting to $3,990,942 and decreasing beginning retained earnings by the amount of $65,910,931 and recording $69,901,873 as a warrant liability to recognize the fair value of such warrants on January 1, 2009. The fair value of the warrants was nil and $1,165,692 on March 31, 2013 and December 31, 2012 respectively. The Company recognized nil and $967,868 as income from the change in fair value of warrants for the three months ended March 31,2013 and 2012 respectively.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(Stated in US Dollars) (Unaudited)

14.	INCOME TAXES

The Company, being registered in the State of Nevada and which conducts all of its business through its subsidiaries incorporated in PRC, is not subject to federal income tax until the operating profits was rebounded back to Untied States. The subsidiaries are SWT, Sunway, Beijing Sunway, Qingdao Sunway (see note 1).

SWT, Sunway, Beijing Sunway and Qingdao Sunway, being registered in the PRC, are subject to PRC’s Corporate Income Tax (“CIT”). Under applicable income tax laws and regulations, an enterprise located in PRC, including the district where our operations are located, is subject to a rate of 25% for the years ended December 31,2012 and 2011.

However, Sunway is a high technology company, and in accordance with the relevant regulations regarding the favourable tax treatment for high technology companies, Sunway is entitled to a reduced tax rate of 15% as long as Sunway is physically located and registered in the high and advance technology development zone.

The Group uses the asset and liability method, where deferred tax assets and liabilities are determined based in the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. There are temporary differences on deferred tax asset $1,345,913 on net operating loss as of December 31,2012 and 1,345,913 as of March 31, 2013.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(Stated in US Dollars) (Unaudited)

14.	INCOME TAXES (Continued)

A reconciliation between the income tax computed at the U.S. statutory rate and the Group’s provision for income tax is as follows:

	March 31,2013	December 31, 2012

U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	(34)%	(34)%
PRC CIT	25%	25%
Tax holiday	(10)%	(10)%
Provision for income taxes	15%	15%

The provision for income taxes consists of the following:

	March 31,2013	December 31, 2012

Current tax- PRC CIT	$-	$21,114

Deferred tax provision	-	(738,986)

Income tax	$-	$(717,872)

Reconciliation of these items is as follows:

	March 31,2013	December 31, 2012

(Loss) / Income before tax	$-	$(3,816,317)
Add: Impairment of fixed assets and intangible assets		-
Other non-tax deductible items	-	5,122,769

Less: Change in fair value of warrants	-	(1,165,692)

Taxable income (adjusted)	$-	$140,760

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(Stated in US Dollars) (Unaudited)

15.	EARNINGS PER SHARE

The calculation of the basic and diluted earnings per share attributable to the common stock holders is based on the following data:

	March 31,2013	December 31,2012
Income:
Income/(loss) for the purpose of basic earnings per share	$(1,313,463)	$(3,098,445)
Effect of dilutive potential common stock		-
Income for the purpose of dilutive earnings per share	$(1,313,463)	$(3,098,445)

Number of shares:
Weighted average number of common stock for the purpose of basic earnings per share	18,499,736	18,499,736
Effect of dilutive potential common stock
-conversion of Series A
convertible preferred stock		-
-conversion of Series B
convertible preferred stock	4,814,820	4,814,820
-conversion of Warrant Series A		-
-conversion of Warrant Series B		-
-conversion of Warrant Series J		-
-conversion of Warrant Series C		-
-conversion of Warrant Series D		-
Weighted average number of common stock for the purpose of dilutive earnings per share	23,314,556	23,314,556

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(Stated in US Dollars) (Unaudited)

16.	COMMITMENTS AND CONTINGENCIES

The Group has entered into a tenancy agreement for factory expiring through 2011. Total rental expenses for the months ended December 31, 2012 and 2011 amounted to $31,487 and $59,861 respectively.

As at December 31, 2012, the Group’s commitments for minimum lease payments under these leases for the next one year are as follows:

March 31,
2013	$63,218
March 31, 2013 and thereafter	-
$63,218

17.	SEGMENT INFORMATION

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

Net revenues and cost of revenues by product:

	Workstation	Workstation	Workstation
Three ended March 31, 2013	Type A	Type B	Type C	SADP	Other	Consolidated
Net revenues	$-	$-	$1,297,992	$470,688	248,874	2,017,554
Cost of net	-	-	(718,204)	(295,975)	(192,044)	(1,206,223)
Revenues	$-	$-	$579,788	$174,713	56,830	811,331

	Workstation	Workstation	Workstation
Three ended March 31, 2012	Type A	Type B	Type C	SADP	Others	Consolidated
Net revenues	$-	$-	$1,154,139	$246,147	610,289	2,010,575
Cost of net	-	-	(377,670)	(152,842)	(419,163)	(949,675)
Revenues	$-	$-	$776,469	$93,305	191,126	1,060,900

The Group’s operations are located in the PRC. All revenues are derived from customers in the PRC and Europe. All of the Group’s assets are located in the PRC. Sales of workstations are carried out in the PRC. Accordingly, no analysis of the Group's sales and assets by geographical market is presented.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
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

The Company evaluated subsequent events pursuant to ASC 855 and has determined there are no events to disclose.

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

Overview

Since June 27, 2007, the Company has operated as a holding company for entities that, through contractual relationships, control the business of Daqing Sunway Technology Co., Ltd. (“Daqing Sunway”), a company organized under the laws of the PRC that designs, manufactures and sells logistic transport systems and medicine dispensing systems and equipment that are principally used by hospitals and other medical facilities in the PRC. Currently our Company is the only producer of three products in the PRC. We have served approximately 300 customers in the PRC from our facilities in Qingdao. We generate our revenue from sales in three product categories: pneumatic transport systems (“PTS”), Sunway Automatic Dispensing and Packing (“SADP”), and automatic medicament emitting systems.

This discussion and analysis focuses on the business results of Sunway Group (consisting of Daqing Sunway, the Company’s primary operating entity, along with its other indirectly-owned subsidiaries Beijing Sunway New-force Medical Treatment Tech Co., Ltd. and Qingdao Sunway New-force Mechanical Co., Ltd), comparing its results in the three months ended March 31, 2013 to the three months ended March 31, 2012.

This discussion and analysis focuses on the business results of Sunway Group, comparing its results in the three months period ended March 31, 2013 with the three months period ended March 31, 2012.

Results of Operations

In the three months ended March 31, 2013, the growth of the Company’s net revenue was slow as compared with the same period of 2012, but in the three months ended March 31, 2013, the gross profit had a sharp decline as compared with the same period of 2012. The decrease was primarily attributable to a decline in the sales prices of spare part and PTS and an increase in production costs.

The following table summarizes the results of our operations during the three months ended March 31, 2012 and 2011, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31
	2013	2012	Change	Change rate
Net Revenue	$2,017,554	$2,010,575	$6,979	0.35%
Cost of net revenue	$1,206,223	$949,675	$256,548	27.01%
Gross Profit	$811,331	$1,060,900	$(249,569)	(23.52)%
Gross Margin	40.21%	52.77%	-	(12.56)%
Operating (loss)/ Income	$(1,301,783)	$(1,214,565)	$(87,218)	7.18%
Changes in fair value of warrants	$-	$967,868	$(967,868)	-%
Net Income/(loss)	$(1,313,463)	$(208,498)	$(1,104,965)	529.96%
Net (loss) / profit margin	(65.10)%	(10.37)%		(54.73)%

Net Revenues

Net revenues for the three months ended March 31, 2013, was $2,017,554, an increase of 0.35% as compared with net revenues of $2,010,575 for the three months ended March 31, 2012. In the three months ended March 31, 2013, we sold 198 workstations, a decrease of 5.71% as compared with 210 workstations in the three months ended March 31, 2012. The decrease in PTS’ sale is mainly because the number of newly established hospital decreased, which led to shrinking of the market. During the three months ended March 31, 2013, we also sold 6 units of the SADP, an increase of 100.00% as compared with 3 units in the three months ended March 31, 2012. The increase in the SADP was due primarily to a growth in the marketing effort.

The following table breaks down application categories as percentage of total net revenue.

	Three Months Ended March 31,
	2013		2012
	Sales	% of total sales	Sales	% of total sales
PTS	$1,297,992	64.33%	$1,154,139	57.40%
SADP	$470,688	23.33%	$246,147	12.24%
Other	$248,874	12.34%	$610,289	30.35%
Total net revenue	$2,017,554	100.00%	$2,010,575	100.00%

Cost of Net Revenue

Cost of net revenue increased to $1,206,223 for the three months ended March 31, 2013, representing a 27.01% increase as compared with $949,675 for the same period of 2012. This increase is primarily due an increase in the installing and production costs of PTS.

Gross Profit

Gross profit decrease 12.56% to $811,331 for the three months ended March 31, 2013, as compared to $1,060,900 for the three months ended March 31, 2012, our gross profit margin dropped 12.56% from 52.77% as of the three months ended March 31, 2012 to 40.21% as of the same period of 2013, mainly because our spare part and PTS’ sale prices declined and production costs increased.

The table below presents information about our gross profit for the periods indicated:

	Three Months Ended March 31,
	2013		2012
	US$	Gross profit Margin	US$	Gross profit Margin

Gross Profit	$811,331	40.21%	$1,060,900	52.77%

Income from Operations

Operating loss was $1,301,783 for the three months ended March 31, 2013, as compared to $1,214,565 for the three months ended March 31, 2012. The increase in loss was primarily due to decreases in our sale prices and the increases of our production costs.

The table below presents information about our cost of net revenue for the periods indicated:

	Three Months Ended March 31,
	2013	2012	Change
Cost of net revenue	$1,206,223	$949,675	27.01%

Operating Expenses

Operating expenses were $2,113,370 for the three months ended March 31, 2013, a decrease of 7.12% as compared with $2,275,465 for the same period of 2012. The decrease was primarily due to two reasons: (i) selling expenses increased $222,823, or 41.07% to $765,371 in the three months ended March 31, 2013 from $542,548 for the same period of 2012; and (ii) general and administration expenses decreased $384,918, or 22.21% to $1,347,999 in the three months ended March 31, 2013 from $1,732,917 for the same period of 2012. The increase in selling expenses was mainly due to our salesperson’s salary which increased 196.22% in the three months ended March 31, 2013 compare with the same period of 2012.

The table below presents information about our operating expenses for the periods indicated:

	Three Months Ended March 31,
	2013	2012	Change
Selling expenses	$765,371	$542,548	41.07%
General & Administrative expenses	$1,347,999	$1,732,917	(22.21)%
Total operating expenses	$2,113,370	$2,275,465	(7.12)%

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

Net Income/Loss

Net loss was $1,313,463 for the three months ended March 31, 2013. In the three months ended March 31, 2012, our net loss was impacted by a non-cash charge of $967,868 of the changes in fair value of warrants unrelated to the Company’s operations. Excluding the changes in fair value of warrants in non-cash charge, the Company’s net loss from operations would have been $1,176,366 for the three months ended March 31, 2012, an increase in loss compared with the same period of 2013. The increase in loss was mainly due to our product prices decline and product costs rise.

Earnings Per Share

Basic and diluted loss per share for the three months ended March 31, 2013 were $0.07 and $0.06 compared with the loss per share for the same period of 2012 was $0.01 and $0.01. The weighted average number of shares outstanding to calculate basic EPS was 18,499,736 and 18,499,736 for the three months ended March 31, 2013 and March 31, 2012, respectively. The weighted average number of shares outstanding to calculate diluted EPS was 23,314,556 and 23,314,556 for the three months ended March 31, 2013 and 2012 respectively.

Trade Receivables, net

Trade receivables, net increased to $8,793,586 as of March 31, 2013, compared with $8,595,793 as of December 31, 2012. This increase in trade receivables was primarily attributable to increase in sale.

Inventory

Inventory consists of raw materials, finished goods and work in progress. As of March 31, 2013, the recorded value of our inventory has increased 34.60% to $4,490,489 from $3,336,188 as of December 31, 2012. The increase was mainly due to an increase of 458.11% in finished goods from $169,872 as of December 31, 2012 to $ 948,080 as of March 31, 2013; a decrease of 4.64% in the raw material inventory from $713,769 as of December 31, 2012 to $680,654 as of March 31, 2013, an increase of 16.69% in work in progress inventory from $2,452,547 as of December 31, 2012 to $2,861,755 as of March 31, 2013. The increase was primarily attributable to an increase in orders received by our Qingdao factory. We increased output of the SADP and PTS, to make sure we had adequate supply to meet contract requests.

The table below presents information about our inventory for the periods indicated:

Item	March 31, 2013	December 31, 2012	Change
Finished goods	$948,080	$169,872	458.11%
Work in progress	$2,861,755	$2,452,547	16.69%
Raw material	$680,654	$713,769	(4.64)%
Total	$4,490,489	$3,336,188	34.60%

Accounts Payable

Accounts payable amounted to $2,168,178 as of March 31, 2013, an increase as compared with $1,211,450 as of December 31, 2012. The increase was primarily attributable to produce plan growth, which resulted in an increase in raw material purchases.

Liquidity and Capital Resources

We have historically financed our operations and capital expenditures principally through private placements of debt and equity offerings and cash provided by operations.

The table below presents information about our cash flow for the periods indicated:

	Three months ended March 31,
	2013	2012	Change
Net cash provided by (used in) operating activities	$(193,908)	$(1,054,636)	$(81.61)%
Net cash provided by (used in) investing activities	$(7,086)	$(19,419)	$(63.51)%
Net cash provided by (used in) financing activities	$-	$-	$-
Effect of foreign currency translation on cash and cash equivalents	$(10,195)	$70,441	$(114.47)%
Beginning cash and cash equivalent	$352,457	$1,550,911	$(77.28)%
Ending cash and cash equivalent	$141,268	$547,297	$(74.19)%

Operating Activities

For the three months ended March 31, 2013, net cash used in operating activities was $193,908. This was primarily attributable to our net loss of $1,313,463, adjusted by an add-back of non-cash charges mainly consisting of depreciation and amortization of $280,686 and $511,721 respectively, offset by a $327148 increase in working capital. Specifically, the increase in working capital was primarily due to: (i) a $160,615 trade receivables increase driven by sales; (ii) a $844,643 increase in inventories, principally of finished goods and work in progress inventory; (iii) a $17,116 decrease in advances to suppliers to buy raw materials; (iv) a $316,709 increase in prepayments, travel advances to shareholders, tender deposits and advances to employees, consisting primarily of prepayments for raw materials and other supplies in advance of shipment, working capital for sales staff and payment of client deposits; partially offset by a $1,631,999 increase in accounts payable, tax payable, customer deposits, accrued liabilities and other payables.

Investing Activities

For the three months ended March 31, 2013, net cash used in investing activities was $7,086. This was primarily attributable to a $7,086 capital expenditure for purchase of new plant and equipment.

Cash and Cash Equivalents

Our cash and cash equivalents as at the beginning of March 31, 2013, were $352,457 and decreased to $141,268 by the end of the period.

In the future, we will need extra operating cash from commercial bank, combined with availability under our revolving credit facility, will be sufficient to meet our presently anticipated future cash needs for at least the next 9 months.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the period ended March 31, 2013. Based upon that evaluation, the Company’s management concluded that, as of the date of evaluation, the Company’s disclosure controls and procedures were not effective.  Based upon that evaluation and due to the material weaknesses existing in our internal controls as of December 31, 2012 (as described in the Company's form 10-K) which have not been fully remediated as of  March 31, 2013, we have concluded that as of March 31, 2013, our disclosure controls and procedures were not effective.

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

* Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text. The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNWAY GLOBAL, INC.

Dated: May 20, 2013	By:	/s/ Liang Deli
Name: Liang Deli
Title: Chief Executive Officer (Principal Executive Officer)

Dated: May 20, 2013	By:	/s/ Samuel Sheng
Name: Samuel Sheng
Title: Chief Financial Officer (Principal Financial and Accounting officer)