Form 10-Q
period 2013-06-30
Sunway Global Inc.
filed 2013-08-19
CIK 1096840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

 As of August 16, 2013, there were 18,499,736 outstanding shares of the Registrant's Common Stock, $0.0000001 par value.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNWAY GLOBAL INC.
CONSOLIDATED BALANCE SHEETS
AS AT JUNE 30, 2013 AND DECEMBER 31, 2012
 (Stated in US Dollars)

	Notes	June 30, 2013	December 31,2012
ASSETS		(Unaudited)	(Audited)
Current assets
Cash and cash equivalents	2(k)	$107,191	$352,457
Trade receivables, net	5	9,085,808	8,595,793
Notes receivables		97,076	-
Inventories	8	3,599,114	3,336,188
Advances to suppliers		1, 521,921	1,495,841
Prepayments		400,240	435,173
Tender deposits		503,914	460,471
Travel advances to shareholders	6	586	41,837
Advances to employees	7	927,520	500,387
Deferred tax assets		1,345,913	1,345,913

Total current assets		$17,589,283	$16,564,060
Restricted cash	2(l)	1,094	1,094
Amount due from a related company	4	130,265	127,792
Property, plant and equipment, net	9	4,835,442	5,279,698
Intangibles, net	10	12,061,645	12,755,576
Deposit for technology-based designed		3,497,015	3,430,195
TOTAL ASSETS		$38,114,744	$38,158,415

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short term bank loans	11	$711,893	$698,291
Accounts payable		1,290,145	1,211,450
Income tax payable		3,748	8,135
Turnover and other taxes		87,133	143,703
Expected warranty liabilities	12	22,143	21,720
Customer deposits		3,869,834	2,563,499
Accrued liabilities		1,547,458	1,061,298

Total current liabilities		$7,532,354	$5,708,096
Warrants liabilities	13	-	-
TOTAL LIABILITIES		$7,532,354	$5,708,096

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.
CONSOLIDATED BALANCE SHEETS (Continued)
AS AT JUNE 30, 2013 AND DECEMBER 31, 2012
(Stated in US Dollars)

	Notes	June 30, 2013	December 31, 2012
		(Unaudited)	(Audited)
STOCKHOLDERS’ EQUITY

Series B Convertible Preferred Stock $0.0000001 par value; 400,000 shares authorized; 160,494 shares issued and outstanding at June 30, 2013 and December 31, 2012	13	$1	$1

Common stock at $0.0000001 par value; 100,000,000 shares authorized; 18,499,736 shares issued and outstanding at June 30, 2013 and December 31, 2012		2	2
Additional paid-in capital		13,833,383	13,833,383
Statutory reserves		4,279,756	4,279,756
Retained earnings		4,426,770	7,220,138
Accumulated other comprehensive income		8,042,478	7,117,039

		$30,582,390	$32,450,319

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$38,114,744	$38,158,415

See accompanying notes to consolidated financial statements

 SUNWAY GLOBAL INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(Stated in US Dollars) (Unaudited)

	Notes	The six months ended June 30,

		2013	2012
Net revenues	17	$3,699,772	$4,283,794
Cost of net revenues	17	(2,156,826)	(2,068,223)

Gross profit		$1,542,946	$2,215,571

Selling expenses		(1,677,356)	(1,359,538)
General and administrative expenses		(2,632,647)	(3,265,025)

(Loss) / Income from operations		$(2,767,057)	$(2,408,992)
Interest income		1,042	2,217
Interest expenses		(25,577)	-
Changes in fair value of warrants		-	1,165,692

(Loss)/Income before tax		$(2,791,592)	$(1,241,083)

Income tax	14	(1,776)	172,129

Net (Loss)/income		$(2,793,368)	$(1,068,954)

Net income per share:
-Basic	15	$(0.15)	$(0.06)

-Diluted	15	$(0.12)	$(0.05)

Weighted average number of common stock
-Basic	15	18,499,736	18,499,736

-Diluted	15	23,314,556	23,314,556

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(Stated in US Dollars) (Unaudited)

	Notes	The three months ended June 30,
		2013	2012

Net revenues	17	$1,680,046	$2,276,562
Cost of net revenues	17	(948,975)	(1,120,090)

Gross profit		$731,071	$1,156,472

Selling expenses		(912,803)	(817,721)
General and administrative expenses		(1,260,626)	(1,523,463)

(Loss)/Income from operations		$(1,442,358)	$(1,184,712)
Interest income		145	697
Interest expenses		(12,348)	-
Changes in fair value of warrants		-	197,824

(Loss)/Income before income tax		$(1,454,561)	$(986,191)

Income tax expense	14	(1,787)	135,466

Net (loss)/income		$(1,456,348)	$(850,725)

Net income/(loss) per share:
-Basic	15	$(0.08)	$(0.05)

-Diluted	15	$(0.06)	$(0.04)

Weighted average number of common stock
-Basic	15	18,499,736	18,499,736

-Diluted	15	23,314,556	23,314,556

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AS AT JUNE 30, 2013 AND DECEMBER 31, 2012
(Stated in US Dollars)

					Additional		Retained	Accumulated
	Preferred	Preferred	No. of		paid		earnings/	other
	Series	Series	shares	Common	in	Statutory	(Accumulated	comprehensive
	A	B	outstanding	stock	capital	reserves	deficit)	income	Total
Balance, January 1, 2012	$-	$1	18,499,736	$2	$13,833,383	$4,267,115	$10,331,224	$6,748,096	$35,179,821
Net income/(loss)	-	-	-	-	-	-	(3,098,445)	-	(3,098,445)
Appropriations to statutory
Reserves	-	-	-	-	-	12,641	(12,641)	-	-
Foreign currency translation
Adjustment	-	-	-	-	-	-	-	368,943	368,943

Balance, December 31,2012	$-	$1	18,499,736	$2	$13,833,383	$4,279,756	$7,220,138	$7,117,039	$32,450,319
Balance, January 1, 2013	$-	$1	18,499,736	$2	$13,833,383	$4,279,756	$7,220,138	$7,117,039	$32,450,319
Net income/(loss)	-	-	-	-	-	-	(2,793,368)	-	(2,793,368)
Appropriations to statutory
Reserves	-	-	-	-	-	-	-	-	-
Foreign currency translation
Adjustment	-	-	-	-	-	-	-	925,439	925,439

Balance, June 30, 2013	$-	$1	18,499,736	$2	$13,833,383	$4,279,756	$4,426,770	$8,042,478	$30,582,390

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(Stated in US Dollars) (Unaudited)

	The six months ended June 30,
	2013	2012
Cash flows from operating activities
Net (loss)/income	$(2,793,368)	$(1,068,954))
Depreciation	643,039	968,584
Amortization	971,238	997,273
Changes in fair value of warrants	-	(1,165,692)

Adjustments to reconcile net income to net cash provided by operating activities:
Trade receivables, net	(319,314)	(384,047)
Inventories	(18,589)	(878,410))
Note receivables	(96,097)	190,051
Advances to suppliers	3,028	(514,549)
Prepayments	42,972	483,391)
Tender deposits	(34,125)	(150,865)
Travel advances to shareholders	41,642	(31,683)
Advances to employees	(413,173)	(108,814)
Deferred tax assets	-	(149,386)
Receivables from relationship	-	(274,308)
Accounts payable	54,540	307,196
Income tax payable	(4,499)	3,144
Turnover and other taxes	(58,770)	(19,273)
Customer deposits	1,243,721	687,750
Accrued liabilities	460,789	554,844

Net cash provided/(used) by operating activities	$(276,966)	$(553,748)

Cash flows from investing activities
Decrease in restricted cash	$-	$-
Purchase of plant and equipment	(63,368)	(45,471)
Purchase of intangibles	-	-
Deposit for technology-based designed	-	-

Net cash used in investing activities	$(63,368)	$(45,471)

Cash flows from financing activities	$-	$-
Net cash provided by financing activities	$-	$-

SUNWAY GLOBAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(Stated in US Dollars) (Unaudited)

	The six months ended June 30,
	2013	2012

Net in cash and cash equivalents (used)/sourced	$(340,334)	(599,219)
Effect of foreign currency translation on
cash and cash equivalents	95,068	40,997

Cash and cash equivalents–beginning period	352,457	1,550,911

Cash and cash equivalents–end period	$107,191	992,689

	The six months ended June 30,
	2013	2012
Supplementary cash flow information:
Tax paid	$6,275	$14,033
Interest received	1,042	2,217
Interest paid	25,577	-

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012
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
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012
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
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012
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
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012
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

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An allowance for doubtful accounts is maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience.  Bad debts are written off as incurred. There were bad debts of nil and nil for the six months ended June 30, 2013 and 2012 respectively.

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

	June 30,2013	December 31, 2012
Bank of Communications, Branch of Daqing
City Economic Zone	16,544	$176,739
China Construction Bank, Beijing Branch	14,872	106,987
Qingdao bank	179	650
Agricultural Bank of China	31,664	50,162
Bank of China, Qingdao Branch	247	1,337
China Construction Bank, Beijing Shengmingyuan Branch	5,289	2,859
HSBC	685	875
Cash on hand	37,711	12,848
	107,191	$352,457

(l)	Restricted cash
Restricted cash are pledged deposits in an escrow account for investor relations purpose.

(m)	Revenue recognition
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
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012
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

The Group did not have lease which met the criteria of capital lease. Leases that do not qualify as capital lease are classified as operating lease. Operating lease rental payment included in general and administrative expenses and selling expenses were $86,415 and $73,645 for the six months ended June 30, 2013 and 2012 respectively.

(q)	Advertising

The Group expensed all advertising costs as incurred. Advertising expenses included in selling expenses were $17,450 and $21,552 for the six months ended June 30, 2013 and 2012 respectively.

(r)	Shipping and handling

All shipping and handling are expensed as incurred. Shipping and handling expenses included in selling expenses and cost of sales were $49,480 and $34,654 for the six months ended June 30, 2013 and 2012 respectively.

(s)	Research and development

All research and development costs are expensed as incurred. The research and development costs included in general and administrative expenses were $76,925 and $95,376 for the six months ended June 30, 2013 and 2012 respectively.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(Stated in US Dollars) (Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(t)	Retirement benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the statements of income as incurred. The retirement benefit expenses included in general and administrative expenses were $127,890 and $75,641 for the six months ended June 30, 2013 and 2012 respectively.

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	June 30, 2013	December 31, 2012	June 30, 2012
Twelve months ended
RMB : USD exchange rate	-	6.3011	-
Three months ended
RMB : USD exchange rate	6.1807	-	6.3143
Average six months ended
RMB : USD exchange rate	6.2437	-	6.3141
Average three months ended
RMB : USD exchange rate	6.2065	-	6.3194

 The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012
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

As such, effective January 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in June 2007. On January 1, 2009 the Company recorded as a cumulative effect adjustment by decreasing additional paid-in capital amounting to $3,990,942 and decreasing beginning retained earnings by the amount of $65,910,931 and recording $69,901,873 as a warrant liability to recognize the fair value of such warrants on January 1, 2009. The fair value of the warrants was nil and $1,165,692 on June 30, 2013 and December 31, 2012 respectively. The Company recognized nil and $1,165,692 as income from the change in fair value of warrants for the six months ended June 30, 2013 and 2012 respectively.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012
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
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(Stated in US Dollars) (Unaudited)

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

In February 2013, FASB issued Accounting Standards Update (ASU) No. 2013-03, Financial Instruments (Topic 825). This ASU clarifies the scope and applicability of a disclosure exemption that resulted from the issuance of Accounting Standards Update No. 2011-04,Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendment clarifies that the requirement to disclose “the level of the fair value hierarchy within which the fair value measurements are categorized in their entirety (Level 1, 2, or 3)" does not apply to nonpublic entities for items that are not measured at fair value in the statement of financial position, but for which fair value is disclosed. This ASU is the final version of Proposed Accounting Standards Update 2013-200—Financial Instruments (Topic 825) which has been deleted. The amendments are effective upon issuance.

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
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(Stated in US Dollars) (Unaudited)

3.	CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments which potentially expose the Group to concentrations of credit risk, consists of cash and trade receivables as of June 30, 2013 and December 31, 2012. The group performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

as of June 30, 2013 and December 31, 2012, the Group’s bank deposits were all placed with banks in the PRC and Hong Kong where there is currently no rule or regulation in place for obligatory insurance of bank accounts.

For the six months ended December 31, 2012, the group’s sales were generated from the PRC and Western Europe. Trade receivables as of June 30, 2013 and December 31, 2012 arose in the PRC and overseas.

The maximum amount of loss due to credit risk that the group would incur if the counter parties to the financial instruments failed to perform is represented the carrying amount of each financial asset in the balance sheet.

Normally the Group does not obtain collateral from customers or debtors.

Details of the customers accounting for 10% or more of the Group’s revenue are as follows:

	For the June months ended June 30,
	2013	2012
Customer A	$869,707	$637,158
Customer D	-	308,630
Customer F	271,328	271,614
Customer K	266,960	-
Customer L	197,550	-

Details of customers accounting for 10% or more of the Group’s trade receivables are as follows:

	June 30,2013	December 31, 2012

Customer A	$390,540	$442,408
Customer B	297,593	297,319
Customer C	136,711	165,934
Customer D	154,032	155,959
Customer E	375,305	381,923
Customer F	256,683	269,236
Customer G	882,850	865,981

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(Stated in US Dollars) (Unaudited)

4.	AMOUNT DUE FROM A RELATED COMPANY

The following table provides the details of amounts due from related companies:

	June 30, 2013	December 31, 2012
Rise Elite International Ltd.	$830	$830
Daqing Sunway Software Tech Co., Ltd.	129,435	126,962

	$130,265	$127,792

Amount due from Rise Elite International Ltd. (Rise Elite) was $830, a related company where Mr. Liang Deli, the director of the Group is a shareholder. The amount is held by Rise Elite for the initial setup expenses. The amount was unsecured, interest free and repayable on demand.

Amount due from Daqing Sunway Software Tech Co., Ltd. was $129,435, a related company where Mr. Zhao Qichao, the director of the Group is a shareholder. The amount was unsecured, interest free and repayable on demand.

5.	TRADE RECEIVABLES, NET

Trade receivables comprise the followings:
	June 30,2013	December 31, 2012

Trade receivables, gross	$9,431,076	$8,934,463
Provision for doubtful debts	(345,268)	(338,670)

Trade receivables, net	$9,085,808	$8,595,793

All of the above trade receivables are due within one year of aging.

An analysis of the allowance for doubtful accounts for the six months ended June 30, 2013 and 2012 is as follows:

	June 30,2013	December 31, 2012

Balance at beginning of period	$338,670	$335,940
Addition of the provision	-	-
Foreign exchange adjustment	6,598	2,730

Balance at end of period	$345,268	$338,670

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
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012
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

	June 30,2013	December 31, 2012

Deli Liang	586	41,837

	$586	$41,837

The following table provides the activity in the travel advances to shareholders:

	June 30,2013	December 31, 2012

Beginning balance	$41,837	$10,639

Add: Advanced during the period/year	-	41,624

Less: Transferred to income statement	(41,251)	(10,426)
Repayment by directors	-	-

Ending balance	$586	$41,837

7.	ADVANCES TO EMPLOYEES
Advances to employees are advances for purchases and travelling. They are unsecured, interest free and repayable on demand. The following table provides the activity in the advances to employees:

	June 30,2013	December 31, 2012

Beginning balance	$500,387	$455,666
Add: Advanced during the period/year	694,577	1,616,887

Less: Transferred to income statement	(188,760)	(1,001,756)
Recollected from employees	(78,684)	(570,410)

Ending balance	$927,520	$500,387

8.	INVENTORIES
Inventories comprise the followings:
	June 30,2013	December 31, 2012
Finished goods	$500,907	$169,872
Work in process	2,484,019	2,452,547
Raw materials	614,188	713,769

	$3,599,114	$3,336,188

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(Stated in US Dollars) (Unaudited)

9.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net comprise the followings:
	June 30,2013	December 31, 2012
At cost
Buildings	$2,300,538	$2,256,580
Machinery and equipment	1,055,079	974,560
Molding	9,918,981	9,729,451
Computer software	2,356,459	2,306,006
Office equipment and motor vehicles	820,110	802,008

	$16,451,167	$16,068,605
Less: accumulated depreciation	(11,008,749)	(10,193,530)
Less: accumulated impairment	(606,976)	(595,377)

Construction in progress	$4,835,442	$5,279,698
		-

	$4,835,442	$5,279,698

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

Depreciation expenses are included in the statement of income as follows:
	June 30, 2013	June 30,2012
Cost of net revenues	$563,851	$391,992
General and administrative expenses	38,486	16,866
Selling expenses	40,702	117,254

Total depreciation expenses	$643,039	$526,112

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(Stated in US Dollars) (Unaudited)

10.	INTANGIBLES, NET

Details of intangibles are as follows:

	June 30,2013	December 31, 2012

Land use rights, at cost	$1,380,555	$1,354,175
Technology-based design, at cost	21,716,391	21,301,439

	$23,096,946	$22,655,614
Less: accumulated amortization	(9,094,987)	(7,996,799)
Less: accumulated impairment	(1,940,314)	(1,903,239)
Total intangibles, net	$12,061,645	$12,755,576

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

Amortization expense included in the general and administrative expenses for the six months ended June 30, 2013 and 2012 were $971,238 and $997,273 respectively.

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

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(Stated in US Dollars) (Unaudited)

11.	SHORT-TERM BANK LOANS

A short-term bank loan for the six months ended June 30, 2013 and the years ended December 31, 2012 is as follows:

	June 30,2013	December 31, 2012

Loans	$711,893	$698,291
Less: Repayment during the period	-	-
	$711,893	$698,291

12.	EXPECTED WARRANTY LIABILITIES

An analysis of the expected warranty liabilities for the six months ended June 30, 2013 and the year ended December 31, 2012 is as follows:
	June 30,2013	December 31, 2012

Beginning balance	$21,720	$20,995
Warranty expense for the year	-	-
Foreign currency difference	423	725
Ending balance	$22,143	$21,720

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012
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
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012
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

As such, effective January 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in June 2007. On January 1, 2009 the Company recorded as a cumulative effect adjustment by decreasing additional paid-in capital amounting to $3,990,942 and decreasing beginning retained earnings by the amount of $65,910,931 and recording $69,901,873 as a warrant liability to recognize the fair value of such warrants on January 1, 2009. The fair value of the warrants was nil and $1,165,692 on June 30, 2013 and December 31, 2012 respectively. The Company recognized nil and $1,165,692 as income from the change in fair value of warrants for the six months ended June 30, 2013 and 2012 respectively.

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
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(Stated in US Dollars) (Unaudited)

14.	INCOME TAXES

The Company, being registered in the State of Nevada and which conducts all of its business through its subsidiaries incorporated in PRC, is not subject to federal income tax until the operating profits was rebounded back to Untied States. The subsidiaries are SWT, Sunway, Beijing Sunway, Qingdao Sunway (see note 1).

SWT, Sunway, Beijing Sunway and Qingdao Sunway, being registered in the PRC, are subject to PRC’s Corporate Income Tax (“CIT”). Under applicable income tax laws and regulations, an enterprise located in PRC, including the district where our operations are located, is subject to a rate of 25% for the years ended December 31, 2012 and 2011.

However, Sunway is a high technology company, and in accordance with the relevant regulations regarding the favourable tax treatment for high technology companies, Sunway is entitled to a reduced tax rate of 15% as long as Sunway is physically located and registered in the high and advance technology development zone.

The Group uses the asset and liability method, where deferred tax assets and liabilities are determined based in the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. There are temporary differences on deferred tax asset $1,345,913 on net operating loss as of December 31, 2012 and 1,345,913 as of June 30, 2013.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(Stated in US Dollars) (Unaudited)

14.	INCOME TAXES (Continued)

A reconciliation between the income tax computed at the U.S. statutory rate and the Group’s provision for income tax is as follows:

	June 30,2013	December 31, 2012

U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	(34)%	(34)%
PRC CIT	25%	25%
Tax holiday	(10)%	(10)%
Provision for income taxes	15%	15%

The provision for income taxes consists of the following:

	June 30,2013	December 31, 2012

Current tax- PRC CIT	$1,776	$21,114

Deferred tax provision	-	(738,986)

Income tax	$1,776	$(717,872)

Reconciliation of these items is as follows:

	June 30,2013	December 31, 2012

(Loss) / Income before tax	$-	$(3,816,317)
Add: Impairment of fixed assets and intangible assets		-
Other non-tax deductible items	-	5,122,769

Less: Change in fair value of warrants	-	(1,165,692)

Taxable income (adjusted)	$-	$140,760

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(Stated in US Dollars) (Unaudited)

15.	EARNINGS PER SHARE

The calculation of the basic and diluted earnings per share attributable to the common stock holders is based on the following data:

	June 30,2013	December 31,2012
Income:
Income/(loss) for the purpose of basic earnings per share	$(2,793,368)	$(3,098,445)
Effect of dilutive potential common stock		-
Income for the purpose of dilutive earnings per share	$(2,793,368)	$(3,098,445)

Number of shares:
Weighted average number of common stock for the purpose of basic earnings per share	18,499,736	18,499,736
Effect of dilutive potential common stock
-conversion of Series A
convertible preferred stock		-
-conversion of Series B
convertible preferred stock	4,814,820	4,814,820
-conversion of Warrant Series A		-
-conversion of Warrant Series B		-
-conversion of Warrant Series J		-
-conversion of Warrant Series C		-
-conversion of Warrant Series D		-
Weighted average number of common stock for the purpose of dilutive earnings per share	23,314,556	23,314,556

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(Stated in US Dollars) (Unaudited)

16.	COMMITMENTS AND CONTINGENCIES

The Group has entered into a tenancy agreement for factory expiring through 2013. Total rental expenses for the six months ended June 31, 2013 and 2012 amounted to $86,415 and $73,645 respectively.

As at June 30, 2013, the Group’s commitments for minimum lease payments under these leases for the next one year are as follows:

June 30,
2013	$106,766
June 30, 2013 and thereafter	-
$106,766

17.	SEGMENT INFORMATION

The Group currently is engaged in the manufacturing and selling of logistic transport systems and categorized in one segment. The Group has contracted with customers with four types of product altogether, workstation type A, workstation type B, workstation type C and Sunway Automatic Dispensing and Packing (“SADP”) and other.  Workstation types A, B and C is of the same function but with different product design.

Net revenues and cost of revenues by product:
	Workstation	Workstation	Workstation
Six ended June 30, 2013	Type A	Type B	Type C	SADP	Other	Consolidated
Net revenues	$-	$-	$2,471,763	$858,620	369,389	3,699,772
Cost of net	-	-	(1,334,354)	(554,975)	(267,497)	(2,156,826)
Revenues	$-	$-	$1,137,409	$303,645	101,892	1,542,946

Six ended June 30, 2012

		Workstation	Workstation
		Type B	Type C	SADP	Others	Consolidated

Net revenues	$-	$-	$2,449,168	$1,061,614	773,012	4,283,794
Cost of net	-	-	(800,512)	(723,867)	(543,844)	(2,068,223)
Revenues	$-	$-	$1,648,656	$337,747	229,168	2,215,571

The Group’s operations are located in the PRC. All revenues are derived from customers in the PRC and Europe. All of the Group’s assets are located in the PRC. Sales of workstations are carried out in the PRC. Accordingly, no analysis of the Group's sales and assets by geographical market is presented.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012
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

Overview

Since June 27, 2007, Sunway Global, Inc. (the "Company") has operated as a holding company for entities that, through contractual relationships, control the business of Daqing Sunway Technology Co., Ltd. (“Daqing Sunway”), a company organized under the laws of the PRC that designs, manufactures and sells logistic transport systems and medicine dispensing systems and equipment that are principally used by hospitals and other medical facilities in the PRC. Currently our Company is the only producer of three products in the PRC. We have served approximately 300 customers in the PRC from our facilities in Qingdao. We generate our revenue from sales in three product categories: pneumatic transport systems (“PTS”), Sunway Automatic Dispensing and Packing (“SADP”), and automatic medicament emitting systems.

This discussion and analysis focuses on the business results of Sunway Group (consisting of Daqing Sunway, the Company’s primary operating entity, along with its other indirectly-owned subsidiaries Beijing Sunway New-force Medical Treatment Tech Co., Ltd. and Qingdao Sunway New-force Mechanical Co., Ltd), comparing its results in the three and six months ended June 30, 2013 to the same period of 2012.

Three-month periods ended June 30, 2013 and June 30, 2012

Results of Operations

In the three months ended June 30, 2013, the Company’s net revenue and operating loss was decreased sharply as compared with the same period of 2012. These decreases were primarily attributable to a decrease in the sales and a rise in the product costs.

The following table summarizes the results of our operations during the three months ended 30, 2013 and 2012, respectively, and provides information regarding the dollar and percentage increase (or decrease) from the Three months ended June 30, 2013 and 2012.

	Three months ended June 30,
	2013		2012		Change	Change rate
Net Revenues	$1,680,046		$2,276,562		$(596,516)	(26.20	) %
Cost of net revenues	$948,975		$1,120,090		$(171,115)	(15.28	) %
Gross Profit	$731,071		$1,156,472		$(425,401)	(36.78	) %
Gross Margin	43.51%		50.8%		-	(7.29	) %
Operating Income/(loss)	$(1,442,358)		$(1,184,712)		$(257,646)	21.75%
Changes in fair value of warrants	$-		$197,824		$(197,824)	100%

Net (Loss)/Income	$(1,456,348)		$(850,725)		$(605,623)	71.19%
Net profit margin	(86.69	) %	(37.37	) %	-	(49.32	) %

Net Revenues

Net revenues for the three months ended June 30, 2013, which resulted entirely from sales, was $1,680,046, a decrease of 26.20% as compared with net revenues of $2,276,562 for the three months ended June 30, 2012.  In the three months ended June 30, 2013, we sold 188 workstations, a decrease of 7.39% as compared with 203 workstations sold in the three months ended June 30, 2012. The decrease in PTS’ sale was because the number of newly established hospital decreased, which led to shrinking of the market.

During the three months ended June 30, 2013, we sold 5 units of SADP, a decrease of 50% as compared with 10 units of SADP for the three months ended June 30, 2012. The decrease in SADP was due primarily because our products upgrade slowly compared with those of our competitor, which led to shrinking of our marketing.

The following table breaks down application categories as percentage of total net revenue:

	Three Months Ended June 30,
	2013		2012
	sales	% of total sales	sales	% of total sales
PTS	$1,173,771	69.87%	$1,295,029	56.89%
SADP	$387,932	23.09%	$815,467	35.82%
Other	$118,343	7.04%	166,066	7.29%
Total net revenue	$1,680,046	100%	$2,276,562	100.00%

Gross Profit

Gross profit decreased 36.78% to $731,071 in the three months ended June 30, 2013, as compared to $1,156,472 for the three months ended June 30, 2012. Our gross profit margin down 7.29% from 50.80% for the three months ended June 30, 2012 to 43.51% for the same period of 2013, mainly due to a decrease in the PTS’ sale prices and a rise in the product costs.

Income from Operations

Operating loss was $1,442,358 in the three months ended June 30, 2013, as compared with operating loss of  $1,184,712 for the three months ended June 30, 2012. The increase in loss was primarily due to a decrease in the sales and a rise quickly in operation expenses.

Cost of Net Revenue

Cost of net revenue decreased to $948,975 for the three months ended June 30, 2013, representing a 15.28% decrease as compared with $1,120,090 for the same period of 2012. The decrease was primarily due to decrease in sale.

Operating Expenses

Operating expenses was $2,173,429 in the three months ended June 30, 2013, a decrease as compared with $2,341,184 in the same period of 2012. The decreased was primarily due to two factors: (i) selling expenses increased $95,082, or 11.63% to $912,803 in the three months ended June 30, 2013 from $817,721 for the same period of 2012; and (ii) general and administration expenses decreased $262,837, or 17.25% to $ 1,260,626 for the three months ended June 30, 2013 from $1,523,463 for the same period of 2012. The increase in selling expenses is mainly due to our exhibits expenses had increased 121.88% in the three months ended June 30, 2013 compare with the same period of 2012.

The table below presents information about our operating expenses for the periods indicated:

	Three Months Ended June 30,
	2013	2012	Change
Selling expenses	$912,803	$817,721	11.63%
General & Administrative expenses	$1,260,626	$1,523,463	(17.25)%
Total operating expenses	$2,173,429	$2,341,184	(7.17)%

Changes in fair value of warrants

Changes in fair value of warrants were $197,824 in the three months ended June 30, 2012. This is recorded as a non-cash income, which resulted from the change in fair value of warrants issued to investors in conjunction with the Company’s issuance of warrants in June of 2007 pursuant to provisions of FASB ASC Topic 815, “Derivative and Hedging” (ASC 815). The accounting treatment of the warrants resulted from a provision providing anti-dilution protection to the warrant holders. On June 5, 2012, all of warrants were expired.

Net Income

Net loss was $1,456,348 for the three months ended June 30, 2013, a decrease of 71.19% as compared with $850,725 of net loss for the same period of 2012. In the three months ended June 30, 2013, the loss mainly reason is our products upgrade slowly compare with our competitor, led to our revenues decrease.

Earnings per Share

Basic and diluted loss per share for the three months ended June 30, 2013 were $0.08 and $0.06 compared with loss per share $0.05 and $0.04 for the same period of 2012. The weighted average number of shares outstanding to calculate basic EPS was 18,499,736 and 18,499,736 for the three months ended June 30, 2013 and June 30, 2012, respectively. The weighted average number of shares outstanding to calculate diluted EPS was 23,314,556 and 23,314,556 for the three months ended June 30, 2013 and June 30, 2012.

Six-month periods ended June 30, 2013 and June 30, 2012

Results of Operations

In the six months ended June 30, 2013, the Company’s net revenues and gross profit were decreased sharply as compared with the same period of 2012. These decreases were primarily attributable to a decline in our spare part and PTS’ sale prices and volumes, and a rise in the product costs.

The following table summarizes the results of our operations during the six months ended June 30, 2013 and 2012, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the six months ended June 30, 2013 and 2012.

	The six Months Ended June 30
	2013	2012	Change	Change rate
Net Revenue	$3,699,772	$4,283,794	$(584,022)	(13.63)%
Cost of net revenue	$2,156,826	$2,068,223	$88,603	4.28%
Gross Profit	$1,542,946	$2,215,571	$(672,625)	(30.36)%
Gross Margin	41.70%	51.72%	-	(10.02)%
Operating (loss)/ Income	$(2,767,057)	$(2,408,992)	$(358,065)	14.86%
Changes in fair value of warrants	$-	$1,165,692	$(1,165,692)	100%
Net Income/(loss)	$(2,793,368)	$(1,068,954)	$(1,724,414)	161.32%
Net (loss) / profit margin	(75.50)%	(24.95)%	-	(50.55)%

Net Revenues

Net revenues in the six months ended June 30, 2013, was $3,699,772, a decrease of 13.63% as compared with net revenues of $4,283,794 in the six months ended June 30, 2012. In the six months ended June 30, 2013, we sold 386 workstations, a decrease of 6.54% as compared with 413 workstations in the six months ended June 30, 2012. During the same period of 2013, we also sold 11 units of SADP, a decrease of 15.38% as compared with 13 units in the six months ended June 30, 2012. The decrease was primarily because our products upgrades slowly compare with those of our competitor, led to decrease in sale volume.

The following table breaks down application categories as percentage of total net revenues.

	The six Months Ended June 30,
	2013		2012
	Sales	% of total sales	Sales	% of total sales
PTS	$2,471,763	66.81%	$2,449,168	57.17%
SADP	$858,620	23.21%	$1,061,614	24.78%
Other	$369,389	9.98%	$773,012	18.05%
Total net revenue	$3,699,772	100.00%	$4,283,794	100.00%

Gross Profit

Gross profit decrease 30.36% to $1,542,946 for the six months ended June 30, 2013, as compared to $2,215,571 for the six months ended June 30, 2012, our gross profit margin dropped 10.02% from 51.72% as of the six months ended June 30, 2012 to 41.70% as of the same period of 2013, mainly due to our spare part and PTS’ sale prices declining and product costs rising.

Income from Operations

Operating loss was $2,767,057 for the six months ended June 30, 2013, as compared to $2,408,992 for the six months ended June 30, 2012. The increase in loss was primarily due to a decrease in the sales and an increase in operation expenses.

Cost of Net Revenue

Cost of net revenue increased to $2,156,826 for the six months ended June 30, 2013, representing a 4.28% increase as compared with $2,068,223 for the same period of 2012. This increase is primarily due to PTS installing and producing costs.

Operating Expenses

Operating expenses were $4,310,003 for the six months ended June 30, 2013, a decrease of 6.80% as compared with $4,624,563 for the same period of 2012. The decrease was primarily due to two reasons: (i) selling expenses increase $317,818, or 23.38% to $1,677,356 in the six months ended June 30, 2013 from $1,359,538 for the same period of 2012; and (ii) general and administration expenses decrease $632,378, or 19.37% to $2,632,647 in the six months ended June 30, 2013 from $3,265,025 for the same period of 2012. The increase in selling expenses was mainly because our salesperson’s salary increased 57.78% in the six months ended June 30, 2013 compare with the same period of 2012.

The table below presents information about our operating expenses for the periods indicated:

	The six Months Ended June 30,
	2013	2012	Change
Selling expenses	$1,677,356	$1,359,538	23.38%
General & Administrative expenses	$2,632,647	$3,265,025	(19.37)%
Total operating expenses	$4,310,003	$4,624,563	(6.80)%

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

Net Income

In the six months ended June 30, 2013, net loss was $2,793,367 an increase of 161.32% as compared with $1,068,954 as net loss for the same period of 2012. In the three months ended June 30, 2013, the loss mainly because is our products upgrade slowly compared with those of our competitor, which led to our revenues decrease.

Earnings Per Share

Basic and diluted loss per share for the six months ended June 30, 2013 was $0.15 and $0.12 compared with the loss per share for the same period of 2012 was $0.06 and $0.05. The weighted average number of shares outstanding to calculate basic EPS was 18,499,736 and 18,499,736 for the six months ended June 30, 2013 and March 31, 2012, respectively. The weighted average number of shares outstanding to calculate diluted EPS was 23,314,556 and 23,314,556 for the six months ended June 30, 2013 and 2012 respectively.

Trade Receivables, net

Trade receivables, net increased to $9,085,808 as of June 30, 2013, compared with $8,595,793 as of December 31, 2012. This increase in trade receivables was primarily attributable to some new signature contract’s accounting receivable policy change that the final sum of the remaining portion is received after the construction is completed until one year to more than one year.

Inventory

Inventory consists of raw materials, finished goods and work in progress. As of June 30, 2013, the recorded value of our inventory has decrease 1.65% to $3,599,114 from $3,659,579 as of December 31, 2012. The decrease was mainly due to an increase of 22.26% in finished goods from $409,699 as of December 31, 2012 to $ 500,907 as of June 30, 2013; a decrease of 16.26% in the raw material inventory from $733,474 as of December 31, 2012 to $614,188 as of June 30, 2013, an decrease of 1.29% in work in progress inventory from $2,516,406 as of December 31, 2012 to $2,484,019 as of June 30, 2013. The decrease was primarily attributable to decrease in sale volume.

The table below presents information about our inventory for the periods indicated:

Item	March 31, 2013	December 31, 2012	Change
Finished goods	$500,907	$409,699	22.26%
Work in progress	$2,484,019	$2,516,406	(1.29)%
Raw material	$614,188	$733,474	(16.26)%
Total	$3,599,114	$3,659,579	(1.65)%

Accounts Payable

Accounts payable amounted to $1,290,145 as of June 30, 2013, an increase as compared with $1,211,450 as of December 31, 2012. The increase was primarily attributable to our cash liquidity shortage.

Liquidity and Capital Resources

We have historically financed our operations and capital expenditures principally through private placements of debt and equity offerings and cash provided by operations.

The table below presents information about our cash flow for the periods indicated:

	The six Months Ended June 30,
	2013	2012	Change
Net cash provided by (used in) operating activities	$(276,966)	$(553,748)	$(49.98)%
Net cash provided by (used in) investing activities	$(63,368)	$(45,471)	$39.36%
Net cash provided by (used in) financing activities	$-	$-	$-
Effect of foreign currency translation on cash and cash equivalents	$95,068	$40,997	$131.89%
Beginning cash and cash equivalent	$352,457	$1,550,911	$(77.27)%
Ending cash and cash equivalent	$107,191	$992,689	$(89.20)%

Operating Activities

For the six months ended June 30, 2013, net cash provided by used in operating activities was $276,966. This was primarily attributable to our net loss of $2,793,368, adjusted by an add-back of non-cash charges mainly consisting of depreciation and amortization of $643,039 and $971,238 respectively, offset by a $902,125 increase in working capital. Specifically, increase in working capital was primarily due to: (i) a $319,314 trade receivables increase driven by accounting policy change; (ii) a $18,589 increase in inventories, principally of finished goods; (iii) a $3,028 decrease in advances to suppliers to buy raw materials; (iv) a $458,781 increase in prepayments, travel advances to shareholders, tender deposits and advances to employees, consisting primarily of prepayments for raw materials and other supplies in advance of shipment, working capital for sales staff and payment of client deposits; partially offset by a $1,695,781 increase in accounts payable, tax payable, customer deposits, accrued liabilities and other payables.

Investing Activities

For the six months ended June 30, 2013, net cash used in investing activities was $63,368. This was primarily attributable to a $63,368 capital expenditure for purchase of new plant and equipment.

Cash and Cash Equivalents

Our cash and cash equivalents as at the beginning of January 1, 2013, were $352,457 and decreased to $107,191 by the end of the period, main reason is our products upgrade slowly compare with our competitor, led to our revenues decreasing.

In the future, we need extra operating cash from commercial bank, combined with availability under our revolving credit facility, will be sufficient to meet our presently anticipated future cash needs for at least the next 6 months.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the period ended March 31, 2013. Based upon that evaluation, the Company’s management concluded that, as of the date of evaluation, the Company’s disclosure controls and procedures were not effective.  Based upon that evaluation and due to the material weaknesses existing in our internal controls as of December 31, 2012 (as described in the Company's form 10-K) which have not been fully remediated as of  June 30, 2013, we have concluded that as of June 30, 2013, our disclosure controls and procedures were not effective.

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

ITEM 6             EXHIBITS.

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

SUNWAY GLOBAL, INC.

Dated: August 19, 2013	By:	/s/ Liang Deli
Name: Liang Deli
Title: Chief Executive Officer (Principal Executive Officer)

Dated: August 19, 2013	By:	/s/ Samuel Sheng
Name: Samuel Sheng
Title: Chief Financial Officer (Principal Financial and Accounting officer)