Form 10-Q
period 2013-09-30
Sunway Global Inc.
filed 2013-11-20
CIK 1096840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

 As of November 19, 2013, there were 18,499,736 outstanding shares of the Registrant's Common Stock, $0.0000001 par value.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNWAY GLOBAL INC.
CONSOLIDATED BALANCE SHEETS
AS AT SEPEMBER 30, 2013 AND DECEMBER 31, 2012
 (Stated in US Dollars)

	Notes	September 30, 2013	December 31,2012
ASSETS		(Unaudited)	(Audited)
Current assets
Cash and cash equivalents	2(k)	$188,784	$352,457
Trade receivables, net	5	9,564,946	8,595,793
Notes receivables		-	-
Inventories	8	4,522,948	3,336,188
Advances to suppliers		1,626,927	1,495,841
Prepayments		541,002	435,173
Tender deposits		489,109	460,471
Travel advances to shareholders	6	589	41,837
Advances to employees	7	1,069,584	500,387
Deferred tax assets		1,473,048	1,345,913

Total current assets		$19,476,937	$16,564,060
Restricted cash	2(l)	1,094	1,094
Amount due from a related company	4	132,668	127,792
Property, plant and equipment, net	9	4,582,195	5,279,698
Intangibles, net	10	11,628,284	12,755,576
Deposit for technology-based designed		3,517,961	3,430,195
TOTAL ASSETS		$39,339,139	$38,158,415

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short term bank loans	11	$618,500	$698,291
Accounts payable		2,312,257	1,211,450
Income tax payable		3,771	8,135
Turnover and other taxes		97,355	143,703
Expected warranty liabilities	12	22,276	21,720
Customer deposits		3,976,541	2,563,499
Accrued liabilities		2,291,564	1,061,298

Total current liabilities		$9,322,264	$5,708,096
Warrants liabilities	13	-	-
TOTAL LIABILITIES		$9,322,264	$5,708,096

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.
CONSOLIDATED BALANCE SHEETS (Continued)
AS AT SEPEMBER 30, 2013 AND DECEMBER 31, 2012
(Stated in US Dollars)

	Notes	September 30, 2013	December 31, 2012
		(Unaudited)	(Audited)
STOCKHOLDERS’ EQUITY

Series B Convertible Preferred Stock $0.0000001 par value; 400,000 shares authorized; 160,494 shares issued and outstanding at September 30, 2013 and December 31, 2012	13	$1	$1

Common stock at $0.0000001 par value; 100,000,000 shares authorized; 18,499,736 shares issued and outstanding at September 30, 2013 and December 31, 2012		2	2
Additional paid-in capital		13,833,383	13,833,383
Statutory reserves		4,279,756	4,279,756
Retained earnings		3,721,658	7,220,138
Accumulated other comprehensive income		8,182,075	7,117,039

		$30,016,875	$32,450,319

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$39,339,139	$38,158,415

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(Stated in US Dollars) (Unaudited)

	Notes	The nine months ended September 30,
		2013	2012
Net revenues	17	$5,818,329	$5,898,300
Cost of net revenues	17	(2,996,642)	(2,596,144)

Gross profit		$2,821,687	$3,302,156

Selling expenses		(2,505,230)	(2,251,579)
General and administrative expenses		(3,887,980)	(4,744,885)

(Loss) / Income from operations		$(3,571,523)	$(3,694,308)
Interest income		1,355	2,741
Interest expenses		(41,024)	(5,801)
Changes in fair value of warrants		-	1,165,692
Impairment of fixed assets		(9,650)	-

(Loss)/Income before tax		$(3,620,842)	$(2,531,676)

Income tax	14	122,362	531,429

Net (Loss)/income		$(3,498,480)	$(2,000,247)

Net income per share:
-Basic	15	$(0.19)	$(0.11)

-Diluted	15	$(0.15)	$(0.09)

Weighted average number of common stock
-Basic	15	18,499,736	18,499,736

-Diluted	15	23,314,556	23,314,556

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(Stated in US Dollars) (Unaudited)

	Notes	The three months ended September 30,
		2013	2012

Net revenues	17	$2,120,548	$1,666,269
Cost of net revenues	17	(837,649)	(528,553)

Gross profit		$1,282,899	$1,137,716

Selling expenses		(827,661)	(891,794)
General and administrative expenses		(1,278,579)	(1,468,400)

(Loss)/Income from operations		$(823,341)	$(1,222,478)
Interest income		312	525
Interest expenses		(14,804)	(5,794)
Impairment of fixed assets		(9,732)	-

(Loss)/Income before income tax		$(847,565)	$(1,227,747)

Income tax expense	14	124,120	359,302

Net (loss)/income		$(723,445)	$(868,445)

Net income/(loss) per share:
-Basic	15	$(0.04)	$(0.05)

-Diluted	15	$(0.03)	$(0.04)

Weighted average number of common stock
-Basic	15	18,499,736	18,499,736

-Diluted	15	23,314,556	23,314,556

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AS AT SEPEMBER 30, 2013 AND DECEMBER 31, 2012
(Stated in US Dollars)

					Additional		Retained	Accumulated
	Preferred	Preferred	No. of		paid		earnings/	other
	Series	Series	shares	Common	in	Statutory	(Accumulated	comprehensive
	A	B	outstanding	stock	capital	reserves	deficit)	income	Total
Balance, January 1, 2012	$-	$1	18,499,736	$2	$13,833,383	$4,267,115	$10,331,224	$6,748,096	$35,179,821
Net income/(loss)	-	-	-	-	-	-	(3,098,445)	-	(3,098,445)
Appropriations to statutory
Reserves	-	-	-	-	-	12,641	(12,641)	-	-
Foreign currency translation
Adjustment	-	-	-	-	-	-	-	368,943	368,943

Balance, December 31,2012	$-	$1	18,499,736	$2	$13,833,383	$4,279,756	$7,220,138	$7,117,039	$32,450,319
Balance, January 1, 2013	$-	$1	18,499,736	$2	$13,833,383	$4,279,756	$7,220,138	$7,117,039	$32,450,319
Net income/(loss)	-	-	-	-	-	-	(3,498,480)	-	(3,498,480)
Appropriations to statutory
Reserves	-	-	-	-	-	-	-	-	-
Foreign currency translation
Adjustment	-	-	-	-	-	-	-	1,065,036	1,065,036

Balance, September 30, 2013	$-	$1	18,499,736	$2	$13,833,383	$4,279,756	$3,721,658	$8,182,075	$30,016,875

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(Stated in US Dollars) (Unaudited)

	The nine months ended September 30,
	2013	2012
Cash flows from operating activities
Net (loss)/income	$(3,498,480)	$(2,000,247)
Depreciation	912,633	1,414,494
Amortization	1,510,766	1,482,698
Changes in fair value of warrants	-	(1,165,692)
Impairment of fixed assets	9,650	-

Adjustments to reconcile net income to net cash provided by operating activities:
Trade receivables, net	(740,373)	(1,011,804)
Inventories	(910,293)	(1,547,506)
Note receivables	-	284,900
Advances to suppliers	(91,717)	(831,185)
Prepayments	(93,576)	349,551
Tender deposits	(16,658)	(292,742)
Travel advances to shareholders	41,819	(31,663)
Advances to employees	(549,824)	(186,328)
Deferred tax assets	(127,135)	(554,146)
Receivables from relationship	-	(126,452)
Accounts payable	1,057,181	476,881
Income tax payable	(4,518)	1,603
Turnover and other taxes	(49,434)	(54,083)
Customer deposits	1,331,544	1,438,076
Accrued liabilities	1,188,907	437,163

Net cash provided/(used) by operating activities	$(29,508)	$(1,916,482)

Cash flows from investing activities
Decrease in restricted cash	$-	$-
Purchase of plant and equipment	(63,637)	(111,775)

Net cash used in investing activities	$(63,637)	$(111,775)

Cash flows from financing activities	$-	$-
Bank loan repayments	(96,505)	-
Bank borrowings	-	664,767
Net cash provided by financing activities	$(96,505)	$664,767

SUNWAY GLOBAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(Stated in US Dollars) (Unaudited)

	The nine months ended September 30,
	2013	2012

Net in cash and cash equivalents (used)/sourced	$(189,650)	(1,363,490)
Effect of foreign currency translation on
cash and cash equivalents	25,977	214,513

Cash and cash equivalents–beginning period	352,457	1,550,911

Cash and cash equivalents–end period	$188,784	401,934

	The nine months ended September 30,
	2013	2012
Supplementary cash flow information:
Tax paid	$8,596	$21,114
Interest received	1,355	2,741
Interest paid	41,024	5,801

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
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

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An allowance for doubtful accounts is maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience.  Bad debts are written off as incurred. There were bad debts of nil and nil for the nine months ended September 30, 2013 and 2012 respectively.

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

	September 30,2013	December 31, 2012
Bank of Communications, Branch of Daqing
City Economic Zone	32,893	$176,739
China Construction Bank, Beijing Branch	123,740	106,987
Qingdao bank	129	650
Agricultural Bank of China	6,388	50,162
Bank of China, Qingdao Branch	1,114	1,337
China Construction Bank, Beijing Shengmingyuan Branch	813	2,859
HSBC	685	875
Cash on hand	23,022	12,848
	188,784	$352,457

(l)	Restricted cash
Restricted cash are pledged deposits in an escrow account for investor relation’s purpose.

(m)	Revenue recognition
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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
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

The Group did not have lease which met the criteria of capital lease. Leases that do not qualify as capital lease are classified as operating lease. Operating lease rental payment included in general and administrative expenses and selling expenses were $86,782 and $110,239 for the nine months ended September 30, 2013 and 2012 respectively.

(q)	Advertising

The Group expensed all advertising costs as incurred. Advertising expenses included in selling expenses were $33,085 and $35,982 for the nine months ended September 30, 2013 and 2012 respectively.

(r)	Shipping and handling

All shipping and handling are expensed as incurred. Shipping and handling expenses included in selling expenses and cost of sales were $79,336 and $57,707 for the nine months ended September 30, 2013 and 2012 respectively.

(s)	Research and development

All research and development costs are expensed as incurred. The research and development costs included in general and administrative expenses were $134,945 and $141,699 for the nine months ended September 30, 2013 and 2012 respectively.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(Stated in US Dollars) (Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(t)	Retirement benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the statements of income as incurred. The retirement benefit expenses included in general and administrative expenses were $200,597 and $130,207 for the nine months ended September 30, 2013 and 2012 respectively.

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	September 30, 2013	December 31, 2012	September 30, 2012
Twelve months ended
RMB : USD exchange rate	-	6.3011	-
Nine months ended
RMB : USD exchange rate	6.1654	-	6.3265
Average nine months ended
RMB : USD exchange rate	6.2173	-	6.3180
Average three months ended
RMB : USD exchange rate	6.1439	-	6.3257

 The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
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

Effective January 1, 2009, the Company adopted the provisions of FASB ASC Topic 815, "Derivatives and Hedging" ("ASC 815") (previously ElTF 07-5, "Determining Whether an instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock"). As a result of adopting ASC 815, the outstanding warrants of the Company previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment as there was a down-round protection (full-ratchet down round protection). As a result, the warrants are not considered indexed to the Company's own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expired.

As such, effective January 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in June 2007. On January 1, 2009 the Company recorded as a cumulative effect adjustment by decreasing additional paid-in capital amounting to $3,990,942 and decreasing beginning retained earnings by the amount of $65,910,931 and recording $69,901,873 as a warrant liability to recognize the fair value of such warrants on January 1, 2009. The fair value of the warrants was nil and $1,165,692 on September 30, 2013 and December 31, 2012 respectively. The Company recognized nil and $1,165,692 as income from the change in fair value of warrants for the nine months ended September 30, 2013 and 2012 respectively.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(Stated in US Dollars) (Unaudited)

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(Stated in US Dollars) (Unaudited)

3.	CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments which potentially expose the Group to concentrations of credit risk, consists of cash and trade receivables as of September 30, 2013 and December 31, 2012. The group performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

as of September 30, 2013 and December 31, 2012, the Group’s bank deposits were all placed with banks in the PRC and Hong Kong where there is currently no rule or regulation in place for obligatory insurance of bank accounts.

For the nine months ended December 31, 2012, the group’s sales were generated from the PRC and Western Europe. Trade receivables as of September 30, 2013 and December 31, 2012 arose in the PRC and overseas.

The maximum amount of loss due to credit risk that the group would incur if the counter parties to the financial instruments failed to perform is represented the carrying amount of each financial asset in the balance sheet.

Normally the Group does not obtain collateral from customers or debtors.

Details of the customers accounting for 10% or more of the Group’s revenue are as follows:

	For the nine months ended September 30,
	2013	2012
Customer A	$-	$745,014
Customer D	-	563,373
Customer F	-	486,111

Details of customers accounting for 10% or more of the Group’s trade receivables are as follows:

	September 30, 2013	December 31, 2012

Customer A	$392,880	$442,408
Customer B	299,376	297,319
Customer C	137,529	165,934
Customer D	154,954	155,959
Customer E	377,553	381,923
Customer F	258,221	269,236
Customer G	888,138	865,981

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(Stated in US Dollars) (Unaudited)

4.	AMOUNT DUE FROM A RELATED COMPANY

The following table provides the details of amounts due from related companies:

	September 30, 2013	December 31, 2012
Rise Elite International Ltd.	$830	$830
Daqing Sunway Software Tech Co., Ltd.	131,838	126,962

	$132,668	$127,792

Amount due from Rise Elite International Ltd. (Rise Elite) was $830, a related company where Mr. Liang Deli, the director of the Group is a shareholder. The amount is held by Rise Elite for the initial setup expenses. The amount was unsecured, interest free and repayable on demand.

Amount due from Daqing Sunway Software Tech Co., Ltd. was $131,838, a related company where Mr. Zhao Qichao, the director of the Group is a shareholder. The amount was unsecured, interest free and repayable on demand.

5.	TRADE RECEIVABLES, NET

Trade receivables comprise the followings:
	September 30, 2013	December 31, 2012

Trade receivables, gross	$9,912,282	$8,934,463
Provision for doubtful debts	(347,336)	(338,670)

Trade receivables, net	$9,564,946	$8,595,793

All of the above trade receivables are due within one year of aging.

An analysis of the allowance for doubtful accounts for the nine months ended September 30, 2013 and 2012 is as follows:
	September 30, 2013	December 31, 2012

Balance at beginning of period	$338,670	$335,940
Addition of the provision		-
Foreign exchange adjustment	8,665	2,730

Balance at end of period	$347,335	$338,670

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
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

	September 30,2013	December 31, 2012

Deli Liang	589	41,837

	$589	$41,837

The following table provides the activity in the travel advances to shareholders:

	September 30,2013	December 31, 2012

Beginning balance	$41,837	$10,639

Add: Advanced during the period/year	-	41,624

Less: Transferred to income statement	(41,248)	(10,426)
Repayment by directors	-	-

Ending balance	$589	$41,837

7.	ADVANCES TO EMPLOYEES
Advances to employees are advances for purchases and travelling. They are unsecured, interest free and repayable on demand. The following table provides the activity in the advances to employees:

	September 30,2013	December 31, 2012
Beginning balance	$500,387	$455,666
Add: Advanced during the period/year	862,861	1,616,887

Less: Transferred to income statement	(202,873)	(1,001,756)
Recollected from employees	(90,791)	(570,410)

Ending balance	$1,069,584	$500,387

8.	INVENTORIES
Inventories comprise the followings:

	September 30,2013	December 31, 2012
Finished goods	$672,826	$169,872
Work in process	3,209,491	2,452,547
Raw materials	640,631	713,769

	$4,522,948	$3,336,188

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(Stated in US Dollars) (Unaudited)

9.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net comprise the followings:

	September 30,2013	December 31, 2012
At cost
Buildings	$2,314,317	$2,256,580
Machinery and equipment	1,080,834	974,560
Molding	9,978,392	9,729,451
Computer software	2,370,573	2,306,006
Office equipment and motor vehicles	826,572	802,008

	$16,570,688	$16,068,605
Less: accumulated depreciation	(11,377,882)	(10,193,530)
Less: accumulated impairment	(610,611)	(595,377)

Construction in progress	$4,582,195	$5,279,698
		-

	$4,582,195	$5,279,698

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

Depreciation expenses are included in the statement of income as follows:

	September 30,
	2013	2012
Cost of net revenues	$821,555	$1,066,649
General and administrative expenses	27,732	36,117
Selling expenses	63,346	311,728

Total depreciation expenses	$912,633	$1,414,494

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(Stated in US Dollars) (Unaudited)

10.	INTANGIBLES, NET

Details of intangibles are as follows:

	September 30, 2013	December 31, 2012

Land use rights, at cost	$1,388,824	$1,354,175
Technology-based design, at cost	21,846,466	21,301,439

	$23,235,290	$22,655,614
Less: accumulated amortization	(9,655,070)	(7,996,799)
Less: accumulated impairment	(1,951,936)	(1,903,239)
Total intangibles, net	$11,628,284	$12,755,576

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

Amortization expense included in the general and administrative expenses for the nine months ended September 30, 2013 and 2012 were $1,510,766 and $1,482,698 respectively.

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

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(Stated in US Dollars) (Unaudited)

11.	SHORT-TERM BANK LOANS

A short-term bank loan for the nine months ended September 30, 2013 and the years ended December 31, 2012 is as follows:

	September 30,2013	December 31, 2012

Loans	$711,893	$698,291
Less: Repayment during the period	(93,393)	-
	$618,500	$698,291

12.	EXPECTED WARRANTY LIABILITIES

An analysis of the expected warranty liabilities for the nine months ended September 30, 2013 and the year ended December 31, 2012 is as follows:
	September 30,2013	December 31, 2012

Beginning balance	$21,720	$20,995
Warranty expense for the year	-	-
Foreign currency difference	556	725
Ending balance	$22,276	$21,720

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
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

As such, effective January 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in June 2007. On January 1, 2009 the Company recorded as a cumulative effect adjustment by decreasing additional paid-in capital amounting to $3,990,942 and decreasing beginning retained earnings by the amount of $65,910,931 and recording $69,901,873 as a warrant liability to recognize the fair value of such warrants on January 1, 2009. The fair value of the warrants was nil and $1,165,692 on September 30, 2013 and December 31, 2012 respectively. The Company recognized nil and $1,165,692 as income from the change in fair value of warrants for the nine months ended September 30, 2013 and 2012 respectively.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
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

The Group uses the asset and liability method, where deferred tax assets and liabilities are determined based in the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. There are temporary differences on deferred tax asset $1,345,913 on net operating loss as of December 31, 2012 and 1,462,313 on net operating loss as of September 30, 2013.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(Stated in US Dollars) (Unaudited)

14.	INCOME TAXES (Continued)

A reconciliation between the income tax computed at the U.S. statutory rate and the Group’s provision for income tax is as follows:

	September 30,2013	December 31, 2012

U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	(34)%	(34)%
PRC CIT	25%	25%
Tax holiday	(10)%	(10)%
Provision for income taxes	15%	15%

The provision for income taxes consists of the following:

	September 30,2013	December 31, 2012

Current tax- PRC CIT	$4,773	$21,114

Deferred tax provision	(127,135)	(738,986)

Income tax	$(122,362)	$(717,872)

Reconciliation of these items is as follows:

	September 30,2013	December 31, 2012

(Loss) / Income before tax	$(3,620,842)	$(3,816,317)
Add: Impairment of fixed assets and intangible assets	-	-
Other non-tax deductible items	3,652,662	5,122,769

Less: Change in fair value of warrants	-	(1,165,692)

Taxable income (adjusted)	$31,820	$140,760

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(Stated in US Dollars) (Unaudited)

15.	EARNINGS PER SHARE

The calculation of the basic and diluted earnings per share attributable to the common stock holders is based on the following data:

	September 30, 2013	December 31, 2012
Income:
Income/(loss) for the purpose of basic earnings per share	$(3,498,480)	$(3,098,445)
Effect of dilutive potential common stock		-
Income for the purpose of dilutive earnings per share	$(3,498,480)	$(3,098,445)

Number of shares:
Weighted average number of common stock for the purpose of basic earnings per share	18,499,736	18,499,736
Effect of dilutive potential common stock
-conversion of Series A
convertible preferred stock		-
-conversion of Series B
convertible preferred stock	4,814,820	4,814,820
-conversion of Warrant Series A		-
-conversion of Warrant Series B		-
-conversion of Warrant Series J		-
-conversion of Warrant Series C		-
-conversion of Warrant Series D		-
Weighted average number of common stock for the purpose of dilutive earnings per share	23,314,556	23,314,556

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(Stated in US Dollars) (Unaudited)

16.	COMMITMENTS AND CONTINGENCIES

The Group has entered into a tenancy agreement for factory expiring through 2013. Total rental expenses for the nine months ended September 30, 2013 and 2012 amounted to $86,782 and $31,487 respectively.

As at September 30, 2013, the Group’s commitments for minimum lease payments under these leases for the next one year are as follows:

September 30,
2013	$85,149
September 30, 2013 and thereafter
$85,149

17	SEGMENT INFORMATION

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

Net revenues and cost of revenues by product:

For the nine months ended September 30, 2013	Workstation Type A	Workstation Type B	Workstation Type C	SADP	Other	Consolidated
Net revenues	$-	$-	$4,232,901	$1,115,760	469,668	5,818,329
Cost of net Revenues	-	-	(1,959,206)	(704,172)	(333,264)	(2,996,642)
	$-	$-	$2,273,695	$411,588	136,404	2,821,687

For the nine months ended September 30, 2012	Workstation	Workstation	Workstation
	Type A	Type B	Type C	SADP	Others	Consolidated

Net revenues	$-	$-	$3,270,863	$1,373,431	1,254,006	5,898,300
Cost of net Revenues	-	-	(1,092,165)	(796,870)	(707,109)	(2,596,144)
	$-	$-	$2,178,698	$576,561	546,897	3,302,156

The Group’s operations are located in the PRC. All revenues are derived from customers in the PRC and Europe. All of the Group’s assets are located in the PRC. Sales of workstations are carried out in the PRC. Accordingly, no analysis of the Group's sales and assets by geographical market is presented.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
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

This discussion and analysis focuses on the business results of Sunway Group (consisting of Daqing Sunway, the Company’s primary operating entity, along with its other indirectly-owned subsidiaries Beijing Sunway New-force Medical Treatment Tech Co., Ltd. and Qingdao Sunway New-force Mechanical Co., Ltd), comparing its results in the three and nine months ended September 30, 2013 to the same period of 2012.

Three-month periods ended September 30, 2013 and 2012

Results of Operations

In the three months ended September 30, 2013, the Company’s gross margin decreased sharply as compared with the same period of 2012. These decreases were primarily attributable to an increase in the sales and a rise in the product costs.

The following table summarizes the results of our operations during the three months ended 30, 2013 and 2012, respectively, and provides information regarding the dollar and percentage increase (or decrease) from the Three months ended September 30, 2013 and 2012.

	The three months ended September 30,
	2013	2012	Change	Change rate
Net Revenues	$2,120,548	$1,666,269	$454,279	27.26%
Cost of net revenues	$837,649	$528,553	$309,096	58.48%
Gross Profit	$1,282,899	$1,137,716	$145,183	12.76%
Gross Margin	60.50%	68.28%		(7.78)%
Operating Income/(loss)	$(823,341)	$(1,222,478)	$399,137	(32.65)%
Net (Loss)/Income	$(723,445)	$(868,445)	$145,000	(16.70)%
Net profit margin	(34.12)%	(52.12)%		18.00%

Net Revenues

Net revenues for the three months ended September 30, 2013, which resulted entirely from sales, was $2,120,548, an increase of 27.26% as compared with net revenues of $1,666,269 for the three months ended September 30, 2012.  In the three months ended September 30, 2013, we sold 273 workstations, an increase of 34.48% as compared with 203 workstations sold in the three months ended September 30, 2012. The increase in PTS’sale was because we hired outside installation company to help us to meet client process’ need, which led to revenues of PTS added.

During the three months ended September 30, 2013, we sold 6 units of SADP, a decrease of 40% as compared with 10 units of SADP for the Three months ended September 30, 2012. The decrease in SADP was due primarily because our products upgrade slowly compared with those of our competitor, which led to shrinking of our market.

The following table breaks down application categories as percentage of total net revenue:

	The three months ended September 30,
	2013		2012
	Sales	% of total sales	Sales	% of total sales
PTS	$1,765,379	83.25%	$821,695	49.31%
SADP	$255,627	12.05%	$311,817	18.71%
Others	$99,542	4.69%	532,757	31.98%
Total net revenue	$2,120,548	100.00%	$1,666,269	100.00%

Gross Profit

Gross profit increased 12.76% to $1,282,899 in the three months ended September 30, 2013, as compared to $1,137,716 for the three months ended September 30, 2012. Our gross profit margin was down 7.78% from 68.28% for the three months ended September 30, 2012 to 60.50% for the same period of 2013, mainly due to a decrease in the PTS’ sale prices and an increase in the product costs.

Income from Operations

Operating loss was $823,341 in the three months ended September 30, 2013, as compared with operating loss of  $1,222,478 for the three months ended September 30, 2012. The decrease in loss was primarily due to an increase in the sale and a decrease in operation expenses.

Cost of Net Revenue

Cost of net revenue decreased to $837,649 for the three months ended September 30, 2013, representing a 58.48% increase as compared with $528,553 for the same period of 2012. The increase was primarily due to increase in sale.

Operating Expenses

Operating expenses was $2,106,240 in the three months ended September 30, 2013, a decrease as compared with $2,360,194 in the same period of 2012. The decreased was primarily due to two factors: (i) selling expenses decreased $64,133, or 7.19% to $827,661 in the three months ended September 30, 2013 from $891,794 for the same period of 2012; and (ii) general and administration expenses decreased $189,821, or 12.93% to $1,278,579 for the three months ended September 30, 2013 from $1,468,400 for the same period of 2012. The decrease in operating expenses was mainly because our new contract volume declined.

The table below presents information about our operating expenses for the periods indicated:

	The three months ended September 30,
	2013	2012	Change
Selling expenses	$827,661	$891,794	(7.19)%
General & Administrative expenses	$1,278,579	$1,468,400	(12.93)%
Total operating expenses	$2,106,240	$2,360,194	(10.76)%

Net Income

Net loss was $723,445 for the three months ended September 30, 2013, an increase of 16.70% as compared with $868,445 of net loss for the same period of 2012. In the three months ended September 30, 2013, the loss mainly reason is our products upgrade slowly compare with our competitor, led to our order quantity decrease.

Earnings per Share

Basic and diluted loss per share for the three months ended September 30, 2013 were $0.04 and $0.03 compared with loss per share $0.05 and $0.04 for the same period of 2012. The weighted average number of shares outstanding to calculate basic EPS was 18,499,736 and 18,499,736 for the three months ended September 30, 2013 and 2012 respectively. The weighted average number of shares outstanding to calculate diluted EPS was 23,314,556 and 23,314,556 for the three months ended September 30, 2013 and 2012.

Nine-month periods ended September 30, 2013 and September 30, 2012

Results of Operations

In the nine months ended September 30, 2013, the Company’s gross profit decreased sharply as compared with the same period of 2012. The decreases were primarily attributable to a decline in our spare part and PTS’ sale prices, and an increase in the product costs.

The following table summarizes the results of our operations during the nine months ended September 30, 2013 and 2012 respectively, and provides information regarding the dollar and percentage increase or (decrease) from the nine months ended September 30, 2013 and 2012.

	The nine months ended September 30,
	2013	2012	Change	Change rate
Net Revenues	$5,818,329	$5,898,300	$(79,971)	(1.36)%
Cost of net revenues	$2,996,642	$2,596,144	$400,498	15.43%
Gross Profit	$2,821,687	$3,302,156	$(480,469)	(14.55)%
Gross Margin	48.50%	55.98%		7.48%
Operating (loss)/ Income	$(3,571,523)	$(3,694,308)	$122,785	3.32%
Changes in fair value of warrants	$-	$1,165,692	$(1,165,692)	-%
Net Income/(loss)	$(3,498,480)	$(2,000,247)	$(1,498,233)	74.90%
Net (loss) / profit margin	(60.13)%	(33.91)%		26.22%

Net Revenues

Net revenues in the nine months ended September 30, 2013, was $5,818,329, a decrease of 1.36% as compared with net revenues of $5,898,300 in the nine months ended September 30, 2012. In the nine months ended September 30, 2013, we sold 659 workstations, compared with 658 workstations in the nine months ended September 30, 2012. During the same period of 2013, we also sold 17 units of SADP, a decrease of 15.38% as compared with 17 units in the nine months ended September 30, 2012.

The following table breaks down application categories as percentage of total net revenues.

	The nine months ended September 30,
	2013		2012
	Sales	% of total sales	Sales	% of total sales
PTS	$4,232,901	72.75%	$3,270,863	55.45%
SADP	$1,115,760	19.18%	$1,373,431	23.29%
Other	$469,668	8.07%	$1,254,006	21.26%
Total net revenue	$5,818,329	100.00%	$5,898,300	100.00%

Gross Profit

Gross profit decreased 14.55% to $2,821,687 for the nine months ended September 30, 2013, as compared to $3,302,156 for the nine months ended September 30, 2012, our gross profit margin dropped 7.48% from 55.98% as of the nine months ended September 30, 2012 to 48.50% as of the same period of 2013, mainly due to a decrease in our spare part and SADP, and a raise in product costs.

Income from Operations

Operating loss was $3,571,523 for the nine months ended September 30, 2013, as compared to $3,694,308 for the nine months ended September 30, 2012. The increase in loss was primarily due to a decrease in operation expenses.

Cost of Net Revenue

Cost of net revenue increased to $2,996,642 for the nine months ended September 30, 2013, representing a 15.43% increase as compared with $2,596,144 for the same period of 2012. The increase is primarily due to an increase in product costs.

Operating Expenses

Operating expenses were $6,393,210 for the nine months ended September 30, 2013, a decrease of 8.62% as compared with $6,996,464 for the same period of 2012. The decrease was primarily due to two factors: (i) selling expenses increased $253,651, or 11.27% to $2,505,230 in the nine months ended September 30, 2013 from $2,251,579 for the same period of 2012; and (ii) general and administration expenses decreased $856,905, or 18.06% to $3,887,980 in the nine months ended September 30, 2013 from $4,744,885 for the same period of 2012. The increase in selling expenses was mainly because our salesperson’s salary increased 60.88% in the nine months ended September 30, 2013 compare with the same period of 2012.

The table below presents information about our operating expenses for the periods indicated:

	The nine months ended September 30,
	2013	2012	Change
Selling expenses	$2,505,230	$2,251,579	11.27%
General & Administrative expenses	$3,887,980	$4,744,885	(18.06)%
Total operating expenses	$6,393,210	$6,996,464	(8.62)%

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

Net Income

In the nine months ended September 30, 2013, net loss was $3,498,480 a decrease of 74.90% as compared with $2,000,247 as net loss for the same period of 2012. In the nine months ended September 30, 2013, the loss mainly because is our products upgrade slowly compared with those of our competitor, which led to our new contract decline.

Earnings Per Share

Basic and diluted loss per share for the nine months ended September 30, 2013 was $0.19 and $0.15 compared with the loss per share for the same period of 2012 was $0.11 and $0.09. The weighted average number of shares outstanding to calculate basic EPS was 18,499,736 and 18,499,736 for the nine months ended September 30, 2013 and 2012 respectively. The weighted average number of shares outstanding to calculate diluted EPS was 23,314,556 and 23,314,556 for the nine months ended September 30, 2013 and 2012 respectively.

Trade Receivables, net

Trade receivables, net increased to $9,564,946 as of September 30, 2013, compared with $8,595,793 as of December 31, 2012. This increase in trade receivables was primarily attributable to some new contract’s accounting receivable policy change that the final sum of the remaining portion is received after the construction is completed until one year to more than one year.

Inventory

Inventory consists of raw materials, finished goods and work in progress. As of September 30, 2013, the recorded value of our inventory has increase to $4,522,948 from $3,336,188 as of December 31, 2012. The increase was mainly due to a decrease of 5.74% in finished goods from $713,769 as of December 31, 2012 to $ 672,826 as of September 30, 2013; an increase of 277.13% in the raw material inventory from $169,872 as of December 31, 2012 to $640,631 as of September 30, 2013, an increase of 30.86% in work in progress inventory from $2,452,547 as of December 31, 2012 to $3,209,491 as of September 30, 2013. The increase was primarily attributable to new contracts decline.

The table below presents information about our inventory for the periods indicated:

Item	September 30, 2013	December 31, 2012	Change
Finished goods	$672,826	$713,769	(5.74)%
Work in progress	$3,209,491	$2,452,547	30.86%
Raw material	$640,631	$169,872	277.13%
Total	$4,522,948	$3,336,188	35.57%

Accounts Payable

Accounts payable amounted to $2,312,257 as of September 30, 2013, an increase as compared with $1,211,450 as of December 31, 2012. The increase was primarily attributable to our cash liquidity shortage.

Liquidity and Capital Resources

We have historically financed our operations and capital expenditures principally through private placements of debt and equity offerings and cash provided by operations.

The table below presents information about our cash flow for the periods indicated:

	The nine months ended September 30,
	2013	2012	Change
Net cash provided by (used in) operating activities	$(29,508)	$(1,916,482)	$(98.46)%
Net cash provided by (used in) investing activities	$(63,637)	$(111,775)	$(43.07)%
Net cash provided by (used in) financing activities	$(96,505)	$664,767	$(114.52)%
Effect of foreign currency translation on cash and cash equivalents	$25,977	$214,513	$(87.89)%
Beginning cash and cash equivalent	$352,457	$1,550,911	$(77.27)%
Ending cash and cash equivalent	$188,784	$401,934	$(53.03)%

Operating Activities

For the nine months ended September 30, 2013, net cash provided by used in operating activities was $29,508. This was primarily attributable to our net loss of $3,498,480, adjusted by an add-back of non-cash charges mainly consisting of depreciation, amortization and impairment of fixed assets of $912,633, $1,510,766 and 9,650 respectively, offset by a $1,035,923 increase in working capital. Specifically, increase in working capital was primarily due to: (i) a $740,373 trade receivables increase driven by accounting policy change; (ii) a $910,293 increase in inventories, principally of finished goods; (iii) a $91,717 increase in advances to suppliers to buy raw materials; (iv) a $745,374 increase in prepayments, travel advances to shareholders, tender deposits and advances to employees, consisting primarily of prepayments for raw materials and other supplies in advance of shipment, working capital for sales staff and payment of client deposits; partially offset by a $3,523,680 decrease in accounts payable, tax payable, customer deposits, accrued liabilities and other payables.

Investing Activities

For the nine months ended September 30, 2013, net cash used in investing activities was $63,637. This was primarily attributable to a $63,637 of capital expenditure for purchase of new plant and equipment.

Financing Activities

For the nine months ended September 30, 2013, net cash used in financing activities was $96,505. This was primarily attributable to a $96,505 of bank loan repayments.

Cash and Cash Equivalents

Our cash and cash equivalents as at the beginning of January 1, 2013, were $352,457 and decreased to $188,784 by the end of the period, main reason is our products upgrade slowly compare with our competitor, led to our revenues decline.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the period ended September 30, 2013. Based upon that evaluation, the Company’s management concluded that, as of the date of evaluation, the Company’s disclosure controls and procedures were not effective.  Based upon that evaluation and due to the material weaknesses existing in our internal controls as of December 31, 2012 (as described in the Company's form 10-K) which have not been fully remediated as of September 30, 2013, we have concluded that as of September 30, 2013, our disclosure controls and procedures were not effective.

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

SUNWAY GLOBAL, INC.

Dated: November 20, 2013	By:	/s/ Liang Deli
Name: Liang Deli
Title: Chief Executive Officer (Principal Executive Officer)

Dated: November 20, 2013	By:	/s/ Samuel Sheng
Name: Samuel Sheng
Title: Chief Financial Officer (Principal Financial and Accounting officer)