Form 10-K
period 2013-12-31
Sunway Global Inc.
filed 2014-04-14
CIK 1096840

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGEACT OF 1934

For the Fiscal Year Ended December 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

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
Yes ð            No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yesð           No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒                      No ð

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☒ Yes                       No ☐

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

Large accelerated filer ð	Accelerated filer ð
Non-accelerated filer ð (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes o No ☒

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates computed by reference to the price at which the common stock was sold as of the June 28, 2013 was approximately $292,329.

As of April 14, 2014, there were 18,499,736 issued and outstanding shares of the issuer’s common stock.

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

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our Management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risks Factors” contained in our other reports filed with Securities and Exchange Commission ("SEC"). Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the SEC. Our electronic filings with the SEC (including our Annual Reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to these reports) are available free of charge on the SEC’s website at http://www.sec.gov. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

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

Our customers are primarily hospitals and medical appliance companies in the People’s Republic of China (the “PRC”). As the market for Pneumatic Transport Systems (“PTS”), Medicine Dispensing System (“SADP”)and Automatic Medicament Emitting system (“SAME”)are still an emerging market, official data about the industry in general and competition in particular have not been readily available. Based on information we have collected from bids, the internet and other market intelligence, it is our estimate that among the hospitals that have adopted PTS in China, we were the supplier to the largest number of hospitals since 2005. We sold our products both directly, through our sales employees and sales office and indirectly, through twenty domestic independent sales agents and a European sales agent. Our sales network covers Beijing, Shanghai, Guangzhou, Xi’an, Chongqing, Qingdao, Daqing and 20 other provinces in the PRC.

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

About Us

We are a Nevada corporation which was formed on October 18, 1971. Prior to June 6, 2007, we were a shell company. On June 6, 2007, we consummated (i) a reverse merger transaction, in which we acquired control over an operating company in the PRC and (ii) a private sale of our restricted stock, in which we received an aggregate of $6.7 million of financing. Through these transactions, we ceased to be a shell company and, through our subsidiaries, entered into the business of manufacturing and selling logistic transport systems and medicine dispensing system in the PRC.

On June 6, 2007, we acquired World Through Limited, a British Virgin Islands corporation (“WTL”) through a share exchange transaction with WTL and Rise Elite International Limited (“Rise Elite”), a company incorporated under the laws of the British Virgin Islands and the owner of 100% of the outstanding voting stock of WTL. WTL owns all of the stock of Sunway World Through Technology (Daqing) Co., Ltd. (“SWT”), a wholly foreign-owned enterprise (“WFOE”) organized under the laws of the PRC. SWT has a series of contracts with our operating company, Daqing Sunway Technology Co., Ltd. (“Daqing Sunway”), a company organized under the laws of the PRC, which gives it control over Daqing Sunway’s business, personnel and finances as if it were a wholly owned subsidiary of SWT. The transaction was structured in this way because PRC regulations require that Daqing Sunway be acquired for cash and the natural person in control of WTL was unable to raise sufficient funds to pay the full value for Daqing Sunway’s shares and assets in cash prior to the acquisition.

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

On January 16, 2009, WTL acquired Qingdao LihengTextiles Co., Ltd. as its wholly-owned subsidiary. Qingdao Liheng Textiles Co., Ltd.  was incorporated in Qingdao, PRC on June 6, 2003. On January 31, 2013, Qingdao Liheng Textiles Co., Ltd.  changed its name from Qingdao Liheng Textiles Co., Ltd. to Qingdao Sunway New-Force Mechatronics Co., Ltd. (“Qingdao Sunway”).

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

Our PTS transports small materials weighing up to five kilograms in capsules at high-speed through a network of tubing and transfer units that connect hundreds of working departments of a hospital, including nurse stations, operation departments, medicine dispensing centers, testing centers and disinfection stations, each designated as a user workstation. The high speed transmission of the materials in the tubing network is through pneumatic air flow powered by air compressors and the path of a capsule can be switched and redirected through transfer units. Typical applications for our PTS are the transport of items from a user workstation to another user workstation at a user’s request.

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

Medicine Dispensing Systems

We have developed the medicine dispensing system (“SADP”) primarily for hospital use, which we launched commercially in the first quarter of 2008. Our SAPD is a computerized system that can automatically fill medical prescriptions for oral medications in single or multiple dosages with high efficiency. Based on the prescriptions entered into the system by pharmacists, the system automatically dispenses and packages the prescribed amount of medication with printed labels that provides a patient’s name, location in the hospital, hospital bed identification, name of medication, quantity of medication and instructions for taking the medication. The prescription information can be stored in medicine dispensing system for up to one year for future reference. Each medicine dispensing system is connected with hospital computer network and can retrieve information from the network when necessary. Our SADP is capable of dispensing and packaging up to 60 prescriptions in one minute and can fill the prescriptions and package medication for 500 patients based on three doses per day in approximately 30 minutes. Our annual SADP sales in 2011, 2012 and 2013 were 38 units, 33 units and 19 units, respectively.

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

Expand and Strengthen Our Distribution Network in the PRC and then outside of the PRC. We own the technologies used in our existing products, and therefore, our cost of sales and the prices for our products are lower than those of other companies which must pay licensing fees and royalties. As result, we have been able to capture significant market share in the PRC (approximately 32% of hospitals and medical facilities that use pneumatic tube systems). In order to leverage this strength, we will seek to build our own distribution service centers in strategic locations in the PRC.

Sales and Marketing

We sell our products directly through our sales employees and direct sales offices or indirectly through independent sales agents. As of December 31, 2013, we have 20 domestic independent sales agents, one European sales agent and seven direct sales office covering Beijing, Shanghai, Guangzhou, Chongqing, Xi’an, Qingdao, Daqing and 20 other provinces, and 23 sale employees. We sell our products mostly directly to hospital through our sale agents and the agents will be paid sales commission.

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

 Customers

Our customers are primarily hospitals and medical appliance companies. The following table presents, for the periods indicated, our largest customers by revenue:

	Percentage of Sales
	Fiscal year ended December 31,
Customers	2013	2012	2011

Customer H	-%	3.26%	-%
Customer I	-%	3.07%	-%
Customer A	5.49%	9.10%	13.69%
Customer B	-%	7.65%	-%
Customer D	-%	6.84%	-%
Customer E	-%	4.99%	1.43%
Customer F	5.22%	3.73%	-%
Customer G	-%	3.71%	-%
Customer J	-%	3.64%	-%
Total	10.71%	45.99%	15.12%

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

We have nine full-time employees engaged in research and development (“R&D”) efforts. Our R&D personnel specialize in the fields of software development, electronic engineering, machinery design and manufacture, electronic information technology, communication technology and application, automatic control technology and optoelectronic technology. Most of our R&D personnel have more than 5 years’ experience in their fields of specialty. We also outsource certain software development projects to third party software developers.

Currently, we are conducting R&D on products for use in banks, industrial companies and commercial use office buildings.

For the fiscal years ended December 31, 2013, 2012 and 2011, respectively, we expended approximately $163,743, $190,812 and $158,789 on R&D activities.

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

As the market for pneumatic transport systems is still an emerging market in the PRC, official data about the industry in general, and competition in particular, are readily available. Based on the information we collected from competitive bids, the internet and other market intelligence, it is our estimate that among suppliers of pneumatic transport systems in the PRC, we were the supplier to the largest number of hospitals in the fiscal years ended December 31, 2013, 2012 and 2011 in Chinese Mainland.

The following table sets forth our estimates, based on information we have collected from bids, the internet and other market intelligence, of the relative number of hospitals and medical facilities in the PRC supplied with pneumatic transport systems by us and our major competitors in 2013, 2012 and 2011:

		Time of PRC	Percentage of PRC Hospitals Adopting PTS
Name	Brand	Market Entry	2013	2012	2011
Sunway Global Inc.	Suntrans	2002	32%	31%	30%
Company A	Brand A	1999	2%	1%	1%
Company B	Brand B	1998	22%	29%	33%
Company C	Brand C	1996	21%	24%	23%
Company D	Brand D	2001	9%	8%	7%
Company E	Brand E	1999	5%	4%	3%

Medicine Dispensing Systems

We introduced our medicine dispensing systems to the market in May 2007. Currently, we face competition from Japanese manufacturers, Yuyama Manufacturing Co., Tosho Co., Inc. and Sanyo Co., Ltd., and a South Korean company, JV Medi Co., Ltd., whose products are imported into the PRC and sold through distributors. We have sold and delivered 19 units, 33 units and 38 units SADP in 2013, 2012 and 2011, respectively.

The following table sets forth our estimates, based on information we have collected from bids, the internet and other market intelligence, of the relative number of hospitals and medical facilities in the PRC supplied with medicine dispensing systems by us and our major competitors in 2012.

		Percentage of PRC Hospitals Adopting SADP
Name	Brand	2013	2012	2011
Sunway Global Inc.	Suntrans	10%	15%	20%
Company A	Brand A	34%	38%	34%
Company B	Brand B	23%	26%	23%
Company C	Brand C	20%	15%	18%
Other	Other	13%	6%	5%

Automatic Medication Emitting systems

We introduced our automatic medication emitting systems to the market in the fourth quarter of 2011. Currently, we face primary competition from internal manufacturers, Suzhou Iron Technology Co, Ltd., whose products are introduced into the PRC in 2010. Since the introduction of our automatic medication emitting systems to the market in the fourth quarter of 2011, we have received orders to purchase four units. We did not sell any unit in 2013 and sold only one unit in 2012.

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

Large Existing Customer Base and Customer Loyalty: As of the end of 2013, we estimate, based on information we have collected through competitive bids, internet research and other market sources, that we had an approximate 32% share in hospitals and medical facilities using pneumatic tube systems in the PRC market based on the number of hospitals and medical facilities that have adopted pneumatic tube transport systems in China, as compared to an approximate 22% for our largest competitor, Swisslog. Our large existing customer base, which includes approximately 400 hospitals as our end users, provides us an advantage in the marketing and sales of additional products and services, both because existing customers are an important source of new orders, and because we are frequently referred to new customers by our existing customers due to our cost advantage, localized technology and excellent service.

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

Intellectual Property

Patents

Our products use patented technologies developed by us. Currently, we hold 11 PRC patents used in our products. The following is a list of the patents we hold:

No.	Certificate No.	Issuer	Name of the Patent	Registered No.	Application Date	Valid Term (year)
1	719650	SIPO	Self motivating rail car for material transport system	ZL 2004 2 0070058 5	7/28/2004	10
2	719482	SIPO	Car rail of material transport system	ZL 2004 2 0070057 0	7/08/2004	10
3	732675	SIPO	Pneumatic tube material transport sending and receiving box of parallel changing mode	ZL 2004 2 0063538 9	10/11/2004	10
4	743362	SIPO	Material flow tube router	ZL 2004 2 0063537 4	10/11/2004	10
5	738892	SIPO	One type of tube air flow direction converter	ZL 2004 2 0063535 5	10/11/2004	10
6	739042	SIPO	One type of tube direction converter	ZL 2004 2 0063536 X	10/11/2004	10
7	1499643	SIPO	One story trochegroove	ZL 2009 2 0313460 4	08/08/2010	10
8	1551871	SIPO	Special-shapetrochestory box	ZL 2009 2 0319315 7	10/06/2010	10
9	1514086	SIPO	Automatic dispensing drugs machine	ZL2009 2 0313470 8	08/25/2010	10
10	1839365	SIPO	Automatic dispensing drugs box	ZL 2010 2 0641431 3	06/22/2011	10
11	2499073	SIPO	Dispensing drugs machine for SAME	ZL2012 2 0098386 0	03/15/2012	10

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

Registered software

We own the following software used in our products:

No.	Certificate No	Software	Issued by	Issuance date	Term (year)
1	2013SR128970	Sunway New-force put drugs control software	State Copyright Bureau	11/19/2013	10
2	2013SR128430	Sunway New force brainpower stock control software	State Copyright Bureau	11/19/2013	10
3	2013SR128898	Sunway New-force dispensing control software	State Copyright Bureau	11/19/2013	10

Trademarks

We have two trademarks registered with the Trademark Office of the State Administration for Industry and Commerce in PRC as follows:

No.	Trademark number	Issuer	Classification	Term
1	1102674	State Trademark Bureau	10	September14, 2007 — Septermber13, 2017
2	7543060	State Trademark Bureau	10	November 7, 2010 — November 6, 2020

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

Insurance

We currently do not carry any product liability or other similar insurance, nor do we have property insurance covering our plant, manufacturing equipment and office building. While product liability lawsuits in the PRC are rare and Daqing Sunway and Qingdao Sunway have never experienced significant failures or accidents, there can be no assurance that Daqing Sunway and Qingdao Sunway would not face liability in the event of any failure or accident.

The Company maintains social insurance for their staff and employees in accordance with relevant compulsory requirements under the PRC laws and has compulsory insurance and fixed-sum insurance for cars and other vehicles.

Employees

Presently we have 153 full-time employees and contractors, out of which 17 are management and accounting personnel, eight are R&D personnel, 14 are marketing and sales personnel and 114 are manufacturing personnel and after-service personnel.

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

ITEM 1A.  RISK FACTORS.

No applicable.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.  PROPERTIES.

The Company’s manufacturing facilities are housed in a five-story and two one-story building occupying 6,529.08 square meters of land located in Qingdao Hi-Tech Industry Development Zone, Qingdao, Shandong in the PRC.

Under the PRC law, most land is owned by the government, which grants a "land use right" to an individual or entity after a purchase price for such “land use right” is paid to the government. The “land use right” allows the holder the right to use the land for a specified long-term period of time and enjoys all the ownership rights incident to the land. Qingdao Sunway holds the land use right for one parcel of land that is used in its business.

Land Use Right

Set forth below is the detailed information regarding the land use right registered under the name of Qingdao Sunway:

Registered owner of land use right	Location & certificate of land use right	Usage	(Approximate) square meters	Date of Issuance or Grant	Expiration Date

Qingdao Sunway	Qingdao Hi-Tech Industry Development Zone, Qingdao, Shandong in the People’s Republic of China Huangdao Municipality Gou Yong (2006) N.197	Industrial use	9,082	November 3, 2006	July 24, 2053

Qingdao Sunway	Qingdao Hi-Tech Industry Development Zone, Qingdao, Shandong in the People’s Republic of China Huangdao Municipality Gou Yong (2006) N.197	Industrial use	10,841	January 14, 2009	January13, 2059

Lease

Beijing Sunway leases from Beijing Bishuiyuan Tech Co., Ltd. a building with a total of 480 square meters for use in its operation for a term of three years starting from October 26, 2013 with an annual rent of approximately $64,608.

Daqing Sunway leases from National Science and Technology Park Development Co., Ltd. of Daqing Petroleum Institute office space with a total of 169.31 square meters for a term of one year from March 27, 2014 to March 26, 2015, with an annual rent of approximately $5,870.

Properties

The Company is awaiting the certificates of ownership for three other properties which it currently occupies:

Owner	Location	Usage	Approximate square meters	Certificate of Ownership or Right to Use

Qingdao Sunway	Building No. 1, No. 611 Qichangcheng road, Qingdao Economicand Tech Development Zone, Qingdao, Shandong Province, PRC	Real property for use by joint stock company limited enterprise	1,661.99	Application in process

Qingdao Sunway	Building No. 2, NO. 611 Qichangchengroad, Qingdao Economic and Tech Development Zone, Qingdao, Shandong Province, PRC.	Real property for use by joint stock company limited enterprise	1,661.99	Certified

Qingdao Sunway	Building No. 2, NO. 611 Qichangchengroad, Qingdao Economic and Tech Development Zone, Qingdao, Shandong Province, PRC.	Real property for use by joint stock company limited enterprise	3,005.10	Application in process

ITEM 3.  LEGAL PROCEEDINGS.

To our knowledge, there is no material litigation pending or threatened against us.

ITEM 4.   MINE SAFETY MEASURES.

Not applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company’s common stock is quoted on the OTCQB under the symbol “SUWG.”  The following table sets forth, for the calendar periods indicated the range of the high and low last reported bid and ask prices of the Company’s common stock from January 1, 2012 through December 31, 2013, as reported by the OTC Bulletin Board and the OTCQB.  The quotations represent inter-dealer prices without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.  The quotations may be rounded for presentation.

Period	High	Low
First Quarter 2013	$0.01	$0.01
Second Quarter 2013	$0.05	$0.01
Third Quarter 2013	$0.05	$0.05
Fourth Quarter 2013	$0.05	$0.05
First Quarter 2012	$1.00	$0.15
Second Quarter 2012	$0.55	$0.01
Third Quarter 2012	$0.55	$0.11
Fourth Quarter 2012	$0.11	$0.01

As of April 14, 2014, the Company had approximately 654 shareholders of record.  Certain of the shares of common stock are held in “street” name and may be held by numerous beneficial owners.

 Dividends

The Company’s board of directors has not declared a dividend on our common stock during the last two fiscal years and we do not anticipate the payments of dividends in the near future as we intend to reinvest our profits to grow operations. We rely on dividends from the Company for our funds and PRC regulations may limit the amount of funds distributed to us from the Company, which will affect our ability to declare any dividends.

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

None.

ITEM 6.   SELECT FINANCIAL DATA.

Not Applicable.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes of the Company, appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements.

The Company primarily functions as a holding company for entities that control the business of Qingdao Sunway and Beijing Sunway, or through contractual relationships, Daqing Sunway, which companies are organized under the laws of the PRC that design, and manufacture and sell logistic transport systems and medicine dispensing systems and equipment that are principally used by hospitals and other medical facilities in the PRC. This discussion and analysis focuses on the business results, comparing results of operations in the fiscal years ended December 31, 2013 and 2012.

Results of Operations

In the fiscal year ended December 31, 2013, our net sales and gross profit decreased compared with the fiscal year ended December 31, 2012. These decreases are due to decrease in SADP sales since the third quarter of 2013. The following table summarizes the results of our operations during the fiscal years ended December 31, 2013 and 2012, respectively, and provides information regarding the dollar and percentage increase or (decrease) during the fiscal years ended December 31, 2013 and 2012.

	Fiscal Year Ended December 31,
	2013		2012		Change		Change rate
Net Revenue	$8,008,897		$9,754,094			$(1,745,197)	(17.89	) %
Cost of Net Revenue	$4,243,469		$5,358,411			$(1,114,942)	(20.81	) %
Gross Profit	$3,765,428		$4,395,683			$(630,255)	(14.34	) %
Gross Margin	47.02%		45.07%			-	1.95%
Operating Expenses	$8,594,292		$9,362,871			$(768,579)	(8.21	) %
Operating Income	$(4,828,864)		$(4,967,188)			$138,324	(2.78	) %
Operating Margin	(60.29	) %	(50.92	) %		-	(9.37	) %
Changes in Fair Value of Warrants	$-		$1,165,692			$1,165,692	-%
Impairment on Fixed and Intangible Assets	$(10,112,946)		$-			$(10,112,946)	-%
Provision for Bad-Debt	$(3,097,917)		$-		$	$(3,097,917)	-%
Net Income	$(19,458,449)		$(3,098,445)			(16,360,004)	528.01%
Net Profit Margin	(242.96	) %	(31.77	) %		-	274.73%

Net Revenue

Net revenue for the fiscal year ended December 31, 2013, which resulted primarily from sales of PTS, SADP, spare parts and supporting service, were $8,008,897, a decrease of 17.89% as compared with net revenue of $9,754,094 for the fiscal year ended December 31, 2012. In the fiscal year ended December 31, 2013, we sold 847 workstations, representing a decrease in workstation sales of 9.02% as compared with 931 workstations in the fiscal year ended December 31, 2012.The decrease in workstation sales was primarily due to decrease in production volume as a result of the Company’s operating cash shortage. We sold 19 units of SADP, a decrease of 42.42% as compared with 33 units of SADP for the fiscal year ended December 31, 2012. The decrease in SADP was due primarily to decrease in new orders resulting from our product’s design defects. In addition, we did not sell any SAME in the fiscal year ended December 31, 2013 due primarily to a defect in design for our second generation product, compared with one unit in the fiscal year ended December 31, 2012.

The following table presents a breakdown of revenue by products for the periods indicated:

	2013		2012
	sales	% of total sales	sales	% of total sales
PTS	$5,803,816	72.47%	$5,590,698	57.32%
SADP	$1,472,494	18.39%	$2,662,818	27.30%
SAME	$-	-%	$233,055	2.39%
Other	$732,587	9.14%	$1,267,523	12.99%
Total sales	$8,008,897	100.00%	$9,754,094	100.00%

Cost of Net Revenue

Cost of net revenue decreased to $4,243,469 for the fiscal year ended December 31, 2013, representing a decrease of 20.81% from $5,358,411 for the fiscal year of 2012. This decrease is primarily due to decrease in sale.

Gross Profit

Gross profit was $3,765,428 for the fiscal year ended December 31, 2013, a decrease of 14.34% as compared with $4,395,683 for the fiscal year ended December 31, 2012. Our gross profit margin increased 1.95% from 45.07% for the fiscal year ended December 31, 2012 to 47.02% for the fiscal year ended December 31, 2013, mainly due to increase in sales of PTS which has a higher gross profit margin.

Operating Expenses

Operating expenses were $8,594,292 for the fiscal year ended December 31, 2013, a decrease of 8.21% as compared to $9,362,871 for the fiscal year of 2012. This decrease was primarily because of the decrease of $941,157 in general and administration expenses partially offset by the increase of $172,578 in selling expenses. Selling expenses increased because of the market environment was bad that forced the Company to increase spending to maintain the market share while general and administration expenses decreased due to cutting expenses on the operation budget.

The following table presents a breakdown of our operating expenses for the periods indicated:

	Fiscal Year Ended December 31,
	2013	2012	change
Selling expenses	$3,389,463	$3,216,885	$5.36%
General & Administrative Expenses	$5,204,829	$6,145,986	$(15.31)%
Total operating expenses	$8,594,292	$9,362,871	$(8.21)%

Income from Operations

Operating loss was $4,828,864 for the fiscal year ended December 31, 2013, as compared with $4,967,188 for the fiscal year ended December 31, 2012. The decrease was primarily due to the decrease in general and administrative expenses.

Changes in Fair Value of Warrants

Changes in fair value of warrants were $1,165,692 for the fiscal year ended December 31, 2012. This is recorded as a non-cash charge, which resulted from the change in fair value of warrants issued to investors in conjunction with the Company’s issuance of warrants in June of 2007 pursuant to provisions of FASB ASC Topic 815, “Derivative and Hedging” (ASC 815). The accounting treatment of the warrants resulted from a provision providing anti-dilution protection to the warrant holders. As of June 5, 2012, all of the warrants expired.

Impairment on Fixed Assets and Intangible Assets

Impairment on fixed assets and intangible assets were $10,112,946 for the fiscal year ended December 31, 2013. The impairment was attributable to below-expectation performances of two products – Sunway Automatic Medicament Emitting and Sunway Automatic Dispensing and Packing. The Company considered historical rates and current market conditions when determining the discount and growth rates to use in its analyses.  If these estimates or their related assumptions change in the future, it may be required to record further impairment charges. As the Company decided to drop the unprofitable product lines, it led to immediate impairment on relevant fixed assets dedicated for those disappointed product lines.

Net Loss

Net loss was $19,458,449 for the fiscal year ended December 31, 2013, a decrease of 528.01% from $3,098,445 for the fiscal year of 2012. In the fiscal year ended December 31, 2013, net loss were impacted by a non-cash loss of $13,210,863 in impairment loss on intangible assets and fixed assets and provision for bad-debt unrelated to the Company’s operations. Excluding this non-cash loss, the Company’s net loss from operations for the fiscal year ended December 31, 2013 would have been $6,247,586.

Earnings Per Share

Basic and diluted loss per share for the fiscal year ended December 31, 2013 was $1.05 and $0.83 compared to $0.17 and $0.13 for the fiscal year of 2012. The weighted average number of shares outstanding to calculate basic loss per share was 18,499,736 and 18,499,736 for the fiscal years ended December 31, 2013, and 2012, respectively. The weighted average number of shares outstanding to calculate diluted loss per share was 23,314,556 and 23,314,556 for the fiscal years ended December 31, 2013 and 2012, respectively.

Liquidity and Capital Resources

We have historically financed our operations and capital expenditures principally through private placements of debt and equity, and cash provided by operations.

The following table presents information about our cash flow for the periods indicated:

	Fiscal Year Ended December 31,
	2013	2012	Change rate

Net cash provided by (used in) operating activities	$(183,612)	$(2,295,871)	(92.00)%
Net cash provided by (used in) investing activities	$(91,474)	$(127,233)	(28.11)%
Net cash provided by (used in) financing activities	$(129,216)	$697,538	(118.52)%
Effect of foreign currency translation on cash and cash equivalents	$493,851	$527,112	(6.31)%
Cash and cash equivalents at beginning of year	$352,457	$1,550,911	(77.27)%
Cash and cash equivalents–end of year	$442,006	$352,457	25.41%

Operating Activities

For the fiscal year ended December 31, 2013, net cash used in operating activities was $183,612. This was primarily attributable to net loss of $19,458,449, adjusted by an add-back of non-cash income mainly consisting of depreciation, amortization, impairment of fixed assets and intangible assets and provision for doubtful debts $16,367,807 offset by a $2,907,030 increase in working capital. Specifically, the working capital increase was primarily due to (i) a $1,726,067 trade receivables increase driven by SADP’s design defeat that led to delayed receivable periods; (ii) a $248,457 inventories increase, principally in finished goods, due to decease in new orders; (iii) a $545,003 decrease in advance to suppliers to secure new suppliers; (iv) a $593,864 increase in prepayments, travel advances to directors, tender deposits and advances to employees, consisting primarily of prepayments for raw materials and supplies in advance of shipment, working capital for sales staff and payment of client deposits; partially offset by a $3,742,687 increase in accounts payable, tax payable, loans from unrelated parties, amount due from a director, customer deposits and accrued liabilities.

Investing Activities

For the fiscal year ended December 31, 2013, net cash used in investing activities was $91,474, attributable to purchase of new equipment.

Financing Activities

For the fiscal year ended December 31, 2013, net cash used in financing activities were $129,216, primarily attributable to a short-term bank loan repayment.

Cash and Cash Equivalents

Our cash and cash equivalents as at January 1, 2013, were $352,457 and increased to $442,006 by the end of the year, the increase was mainly due to decrease in our general and administrative expenses. The reduction of accounts receivable did not save cash as it was derived from the increase in provision of doubtful debts. However, the increase of accounts payable, accrued expenses and customer deposit improve the short term cash flow because of delay on payment of obligations.

In future periods, we believe that our existing cash, cash equivalents and cash flows from operations, combined with availability under our revolving credit facility, will be insufficient to meet our presently anticipated future cash needs for at least the next year. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue.

Trade Receivables, net

Trade receivables, net decreased to $7,490,619 as of December 31, 2013, compared with $8,595,793 as of December 31, 2012. This decrease in trade receivables was primarily attributable to increase in provision for doubtful debts. The provision for doubtful debts was $3,097,917 for the fiscal year ended December 31, 2013 which reduced the accounts receivable from $10,588,536 to $7,490,619. The Company believed that additional provision was required to reflect the risk on collectability of certain long outstanding debts.

Inventory

Inventory consists of raw materials, works in process and finished goods. As of December 31, 2013, the recorded value of our inventory increased 3.64% to $3,457,459 from $3,336,188 as of December 31, 2012. This increase is mainly due to an increase of 423.25% in finished goods from $169,872 as of December 31, 2012 to $888,861 as of December 31, 2013 offset by a decrease of 16.73% in work in process from $2,452,547 as of December 31, 2012 to $2,042,258 as of December 31, 2013 and a decrease of 26.26% in raw material from $713,769 as of December 31, 2012 to $526,340 as of December 31, 2013. The increase in finished goods was primarily attributable to decrease in new orders caused by the design flaw in SADP.

The following table presents information about our inventory for the periods indicated:

	December 31, 2013	December 31, 2012	Change
Raw material	$526,340	$713,769	(26.26)%
Work in process	$2,042,258	$2,452,547	(16.73)%
Finished goods	$888,861	$169,872	423.25%
Total inventory	$3,457,459	$3,336,188	3.64%

Accounts payable

Accounts payable were $1,718,125 as of December 31, 2013, an increase of 41.82% from $1,211,450 as of December 31, 2012. The increase was primarily attributable to our shortage in cash.

Obligations under Material Contracts

We did not have any material contractual obligations as of December 31, 2013.

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

Impairment of long-lived assets. We account for impairment of property, plant and equipment and amortizable intangible assets in accordance with FASB ASC 360. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose. During the reporting years, there was impairment loss incurred. Competitive pricing pressure and changes in interest rates, could materially and adversely affect our estimates of future net cash flows to be generated by our long-lived assets.

Inventories .Inventories consists of finished goods and raw materials, and stated at the lower of cost or market value. Substantially all inventory costs are determined using the weighted average basis. Finished goods are comprised of direct materials, direct labor and an appropriate proportion of overhead. The management regularly evaluates the composition of its inventory to identify slow-moving and obsolete inventories to determine if additional write-downs are required.

Trade receivables. Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An allowance for doubtful accounts is maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. Bad debts are written off as incurred.  During the reporting years, there were bad debts.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2013.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CONTENTS	PAGES

CONSOLIDATED BALANCE SHEETS	F-3-4

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME	F-5

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	F-6

CONSOLIDATED STATEMENTS OF CASH FLOWS	F-7-8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-9-32

Albert Wong & Co. LLP CERTIFIED PUBLIC ACCOUNTANTS 139 Fulton Street, Suite 818B New York, NY 10038-2532 Tel : 1-212-226-9088 Fax: 1-212-437-2193

To: The board of directors and stockholders of Sunway Global Inc. (“the Company”)

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of Sunway Global Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sunway Global Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

New York, United States of America	Albert Wong & Co. LLP
April 14, 2014	Certified Public Accountants

SUNWAY GLOBAL INC.
CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31, 2013 AND DECEMBER 31, 2012
(Stated in US Dollars)

	Notes		December 31,2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	2	(k)	$442,006	$352,457
Trade receivables, net	5		7,490,619	8,595,793
Inventories	8		3,457,459	3,336,188
Advances to suppliers			992,508	1,495,841
Prepayments			593,022	435,173
Tender deposits			425,944	460,471
Travel advances to shareholders	6		594	41,837
Advances to employees	7		913,722	500,387
Deferred tax assets			-	1,345,913

Total current assets			$14,315,874	$16,564,060
Restricted cash	2	(l)	1,094	1,094
Amount due from a related company	4		400,458	127,792
Property, plant and equipment, net	9		2,830,263	5,279,698
Intangibles, net	10		5,985,692	12,755,576
Deposit for technology-based designed			-	3,430,195
TOTAL ASSETS			$23,533,381	$38,158,415

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short term bank loans	11		$590,464	$698,291
Accounts payable			1,718,125	1,211,450
Income tax payable			4,718	8,135
Turnover and other taxes			69,994	143,703
Expected warranty liabilities	12		19,183	21,720
Customer deposits			4,702,095	2,563,499
Accrued liabilities			2,464,052	1,061,298

Total current liabilities			$9,568,631	$5,708,096

TOTAL LIABILITIES			$9,568,631	$5,708,096

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.
CONSOLIDATED BALANCE SHEETS (Continued)
AS AT DECEMBER 31, 2013 AND DECEMBER 31, 2012
(Stated in US Dollars)

	Notes	December 31,2013	December 31, 2012

STOCKHOLDERS’ EQUITY

Series B Convertible Preferred Stock $0.0000001 par value; 400,000 shares authorized; 160,494 shares issued and outstanding at December 31,2013 and December 31, 2012	13	$1	$1

Common stock at $0.0000001 par value; 100,000,000 shares authorized; 18,499,736 shares issued and outstanding at December 31,2013 and December 31, 2012		2	2
Additional paid-in capital		13,833,383	13,833,383
Statutory reserves		4,279,756	4,279,756
Retained earnings		(12,238,311)	7,220,138
Accumulated other comprehensive income		8,089,919	7,117,039

		$13,964,750	$32,450,319

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$23,533,381	$38,158,415

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
(Stated in US Dollars) (Unaudited)

	Notes	2013	2012

Net revenues	17	$8,008,897	$9,754,094
Cost of net revenues	17	(4,243,469)	(5,358,411)

Gross profit		$3,765,428	$4,395,683

Selling expenses		(3,389,463)	(3,216,885)
General and administrative expenses		(5,204,829)	(6,145,986)

(Loss) / Income from operations		$(4,828,864)	$(4,967,188)
Interest income		1,557	3,007
Interest expenses		(52,165)	(17,828)
Changes in fair value of warrants		-	1,165,692
Impairment of fixed assets and intangible assets		(10,112,946)	-
Loss on disposal of fixed assets and intangible assets		(9,741)	-
Provision for doubtful debts		(3,097,917)	-

(Loss)/Income before tax		$(18,100,076)	$(3,816,317)

Income tax	14	(1,358,373)	717,872

Net (Loss)/income		$(19,458,449)	$(3,098,445)

Net income per share:
-Basic	15	$(1.05)	$(0.17)

-Diluted	15	$(0.83)	$(0.13)

Weighted average number of common stock
-Basic	15	18,499,736	18,499,736

-Diluted	15	23,314,556	23,314,556

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AS AT DECEMBER 31, 2013 AND DECEMBER 31, 2012
(Stated in US Dollars)

					Additional		Retained	Accumulated
	Preferred	Preferred	No. of		paid		earnings/	other
	Series	Series	shares	Common	in	Statutory	(Accumulated	comprehensive
	A	B	outstanding	stock	capital	reserves	deficit)	income	Total

Balance, January 1, 2012	$-	$1	18,499,736	$2	$13,833,383	$4,267,115	$10,331,224	$6,748,096	$35,179,821
Net income	-	-	-	-	-	-	(3,098,445)	-	(3,098,445
Appropriations to statutory
Reserves	-	-	-	-	-	12,641	(12,641)	-	-
Foreign currency translation
Adjustment	-	-	-	-	-	-	-	368,943	368,943

Balance, December 31, 2012	$-	$1	18,499,736	$2	$13,833,383	$4,279,756	$7,220,138	$7,117,039	$32,450,319

Balance, January 1, 2013	$-	$1	18,499,736	$2	$13,833,383	$4,279,756	$7,220,138	$7,117,039	$32,450,319
Net income/(loss)	-	-	-	-	-	-	(19,458,449)	-	(19,458,449)
Appropriations to statutory
Reserves	-	-	-	-	-	-	-	-	-
Foreign currency translation
Adjustment	-	-	-	-	-	-	-	972,880	972,880

Balance, December 31,2013	$-	1	18,499,736	$2	$13,833,383	$4,279,756	$(12,238,311)	$8,089,919	$13,964,750

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
(Stated in US Dollars) (Unaudited)

	2013	2012
Cash flows from operating activities
Net (loss) / income	$(19,458,449)	$(3,098,445)
Depreciation	1,202,905	1,731,688
Amortization	1,944,298	1,984,540
Changes in fair value of warrants	-	(1,165,692)
Impairment of fixed assets and intangible assets	10,112,946	-
Loss on disposal of fixed assets and intangible assets	9,741	-
Provision for doubtful debts	3,097,917	-
Impairment on investment Changes in fair
value of warrants	-	(1,165,692)

Adjustments to reconcile net (loss) / income
to net cash provided by operating activities:
Trade receivables, net	(1,726,067)	(1,654,397)
Note receivables	-	285,356
Inventories	(248,457)	(710,543)
Advances to suppliers	545,003	(651,166)
Prepayments	(141,091)	423,309
Tender deposits	49,188	(281,869)
Travel advances to shareholders	41,995	(31,078)
Advances to employees	(390,535)	(40,975)
Deferred tax assets	1,345,913	(190,932)
Amounts due from related companies	(311,606)	(777,341)
Accounts payable	459,002	583,769
Income tax payable	(3,633)	3,789
Turnover and other taxes	(77,325)	65,490
Expected warranty liabilities	(3,214)	553
Customer deposits	2,021,473	799,545
Accrued liabilities	1,346,384	428,528

Net cash (used in) / provided by operating activities	$(183,612)	$(2,295,871)

Cash flows from investing activities
Decrease in restricted cash	$-	$-
Purchase of plant and equipment	(91,474)	(127,233)

Net cash provided by / (used in)investing activities	$(91,474)	$(127,233)

Cash flows from financing activities

Bank borrowings/(repayments)	$(129,216)	697,538

Net cash used in financing activities	$(129,216)	$697,538

SUNWAY GLOBAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
(Stated in US Dollars) (Unaudited)

	2013	2012

Net in cash and cash equivalents (used)/sourced	$(404,302)	$(1,725,566)
Effect of foreign currency translation on
cash and cash equivalents	493,851	527,112

Cash and cash equivalents–beginning period	352,457	1,550,911

Cash and cash equivalents–end period	$442,006	352,457

	2013	2012
Supplementary cash flow information:
Tax paid	$10,071	$23,418
Interest received	1,399	3,007
Interest paid	52,165	17,828

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
(Stated in US Dollars) (Unaudited)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Sunway Global Inc. (the “Company”) was incorporated in the state of Nevada on October 18, 1971. Prior to June 6, 2007, the Company had only nominal operations and assets.

On June 6, 2007, the Company acquired World Through Limited, a British Virgin Islands corporation (“World Through (BVI)”) through a share exchange transaction with World Through (BVI) and Rise Elite International Limited (“Rise Elite (BVI)”), a company incorporated under the laws of the British Virgin Islands and the owner of 100% of the outstanding voting stock of World Through (BVI). The Company issued 210,886 shares of the Company’s Series A Convertible Preferred Stock, par value $0.0000001 per share in exchange for all shares in World Through (BVI).

World Through (BVI) holds Sunway World Through Technology (Daqing) Co., Ltd. (“SWT” or “WFOE”), which entered into a series of agreements with Daqing Sunway Technology Co., Ltd (“Sunway”) including but not limited to management, loan, purchase option, consignment, trademark licensing, non-competition agreements, etc. As a result of entering into the abovementioned agreements, WFOE deems to control Sunway as a Variable Interest Entity (“VIE”) as required by Accounting Standards Codification ASC 810-10-05 to 10-65 which codified FASB Interpretation No. 46 (revised December 2003) Consolidated of Variable Interest Entities, an Interpretation of ARB No. 51 since SWT was the primary beneficiary. On March 16, 2008, SWT acquired Beijing Sunway New-force Medical Treatment Tech Co., Ltd (“Beijing Sunway”) as its wholly-owned subsidiary. Beijing Sunway was incorporated in Beijing, PRC on May 24, 2007.

On January 16, 2009, World Through (BVI) acquired Qingdao Liheng Textiles Co., Ltd. as its wholly-owned subsidiary. Qingdao Liheng Textiles Co., Ltd. was incorporated in PRC on June 6, 2003.

On January 23, 2013, Qingdao Liheng Textiles Co., Ltd. changed its name to Qingdao Sunway New-force Mechatronics Co., Ltd. (“Qingdao Sunway”).

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
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
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

The Company owned the following subsidiaries and VIE since its reverse-merger on June 6, 2007. The detailed identities of the consolidating subsidiaries and VIE would have been as follows:

Name of subsidiaries	Place of incorporation	Attributable interest

World Through Ltd	British Virgin Islands	100%

Sunway World Through Technology (Daqing) Co., Ltd	PRC	100%

*Daqing Sunway Technology Co., Ltd	PRC	100%

Beijing Sunway New-force Medical Treatment Tech Co., Ltd	PRC	100%

* Qingdao Sunway New-force Mechatronics Co., Ltd. (formerly Qingdao Liheng Textiles Co., Ltd.).	PRC	100%

*Note: Deemed variable interest entity

(c)	Use of estimates

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
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
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
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
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

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An allowance for doubtful accounts is maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. Bad debts are written off as incurred. There were bad debts of $2,808,972 and $45,541, for the years ended December 31, 2013 and 2012, respectively.

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

	December 31, 2013	December 31, 2012
Bank of Communications, Branch of Daqing
City Economic Zone	$3,970	$176,739
Industrial and Commercial Bank of China, Ronghui Branch	317,826	-
China Construction Bank, Beijing Branch	61,016	106,987
Qingdao bank	288	650
Agricultural Bank of China	28,666	50,162
Bank of China, Qingdao Branch	406	1,337
China Construction Bank, Beijing Shengmingyuan Branch	1,253	2,859
HSBC	98	875
Cash on hand	28,483	12,848
	442,006	$352,457

(l)	Restricted cash

Restricted cash are pledged deposits in an escrow account for investor relations purpose.

(m)	Revenue recognition

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
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
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

The Group did not have lease which met the criteria of capital lease. Leases that do not qualify as capital lease are classified as operating lease. Operating lease rental payment included in general and administrative expenses and selling expenses were $129,296 and $172,962 and cost of sales were nil and $30,722 for the years ended December 31, 2013 and 2012, respectively.

(q)	Advertising

The Group expensed all advertising costs as incurred. Advertising expenses included in selling expenses were $33,628 and $36,039 for the years ended December 31, 2013 and 2012, respectively.

(r)	Shipping and handling

All shipping and handling are expensed as incurred. Shipping and handling expenses included in selling expenses and cost of sales were $122,760 and $116,912 for the years ended December 31, 2013 and 2012, respectively.

(s)	Research and development

All research and development costs are expensed as incurred. The research and development costs included in general and administrative expenses were $163,743 and $190,812 for the years ended December 31, 2013 and 2012 respectively.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
(Stated in US Dollars) (Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(t)	Retirement benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the statements of income as incurred. The retirement benefit expenses included in general and administrative expenses were $239,250 and $189,916 for the years ended December 31,, 2013 and 2012, respectively.

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	December 31, 2013	December 31, 2012

Twelve months ended RMB: USD exchange rate	6.0969	6.3011

Average three months ended RMB: USD exchange rate	6.1912	6.3079

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
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

As such, effective January 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in June 2007. On January 1, 2009, the Company recorded as a cumulative effect adjustment by decreasing additional paid-in capital amounting to $3,990,942 and decreasing beginning retained earnings by the amount of $65,910,931 and recording $69,901,873 as a warrant liability to recognize the fair value of such warrants on January 1, 2009. The fair value of the warrants was nil and $1,165,692 on December 31, 2013 and December 31, 2012, respectively. The Company recognized nil as income and $1,165,692 as loss from the change in fair value of warrants for the years ended December 31, 2013 and 2012, respectively.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
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
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
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
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
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
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
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
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
(Stated in US Dollars) (Unaudited)

3.	CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially expose the Group to concentrations of credit risk, consists of cash and trade receivables as of December 31, 2013 and December 31, 2012. The group performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

as of December 31,2013 and December 31, 2012, the Group’s bank deposits were all placed with banks in the PRC and Hong Kong where there is currently no rule or regulation in place for obligatory insurance of bank accounts.

For the year ended December 31, 2013, the Group’s sales were generated from the PRC and Western Europe. Trade receivables as of December 31, 2013 and December 31, 2012 arose in the PRC and overseas.

The maximum amount of loss due to credit risk that the Group would incur if the counter parties to the financial instruments failed to perform is represented the carrying amount of each financial asset in the balance sheet.

Normally the Group does not obtain collateral from customers or debtors.

Details of the customers accounting for 10% or more of the Group’s revenue are as follows:

	For the years ended December 31,
	2013	2012
Customer A	$-	$887,468
Customer D	-	746,207
Customer F	418,245	667,259
Customer K	335,851	-
Customer L	280,880	-

Details of customers accounting for 10% or more of the Group’s trade receivables are as follows:

	December 31,2013	December 31, 2012

Customer A	$395,908	$442,408
Customer B	289,038	297,319
Customer C	138,590	165,934
Customer D	135,065	155,959
Customer E	380,463	381,923
Customer F	260,211	269,236
Customer G	894,985	865,981

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
(Stated in US Dollars) (Unaudited)

4.	AMOUNT DUE FROM A RELATED COMPANY

The following table provides the details of amounts due from related companies:

	December 31,2013	December 31, 2012
Rise Elite (BVI)	$830	$830
Daqing Sunway Software Tech Co., Ltd.	399,628	126,962

	$400,458	$127,792

Amount due from Rise Elite (BVI) was $830, a related company where Mr. Liang Deli, officer and director of the Group, is a shareholder. The amount is held by Rise Elite (BVI) for the initial setup expenses. The amount was unsecured, interest free and repayable on demand.

Amount due from Daqing Sunway Software Tech Co., Ltd. was $399,628, a related company where Mr. Zhao Qichao, the director of the Group, is a shareholder. The amount was unsecured, interest free and repayable on demand.

5.	TRADE RECEIVABLES, NET

Trade receivables comprise the following:

	December 31,2013	December 31, 2012

Trade receivables, gross	$10,299,411	$8,934,463
Provision for doubtful debts	(2,808,792)	(338,670)

Trade receivables, net	$7,490,619	$8,595,793

All of the above trade receivables are due within one year of aging.

An analysis of the allowance for doubtful accounts for the years ended December 31, 2013 and 2012 is as follows:

	December 31,2013	December 31, 2012

Balance at beginning of period	$338,670	$335,940
Addition of the provision	2,458,779	-
Foreign exchange adjustment	11,343	2,730

Balance at end of period	$2,808,792	$338,670

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
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
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

	December 31, 2013	December 31, 2012

Deli Liang	594	41,837

	$594	$41,837

The following table provides the activity in the travel advances to shareholders:

	December 31, 2013	December 31, 2012

Beginning balance	$41,837	$10,639

Add: Advanced during the period/year	-	41,624

Less: Transferred to income statement	(41,243)	(10,426)
Repayment by directors	-	-

Ending balance	$594	$41,837

7.	ADVANCES TO EMPLOYEES

Advances to employees are advances for purchases and travelling. They are unsecured, interest free and repayable on demand. The following table provides the activity in the advances to employees:

	December 31,2013	December 31, 2012

Beginning balance	$500,387	$455,666
Add: Advanced during the period/year	778,428	1,616,887

Less: Transferred to income statement	(224,749)	(1,001,756)
Recollected from employees	(140,344)	(570,410)

Ending balance	$913,772	$500,387

8. INVENTORIES

Inventories comprise the followings:

	December 31, 2013	December 31, 2012

Finished goods	$888,861	$169,872
Work in process	2,042,258	2,452,547
Raw materials	526,340	713,769

	$3,457,459	$3,336,188

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
(Stated in US Dollars) (Unaudited)

9.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net comprise the followings:

	December 31, 2013	December 31, 2012
At cost
Buildings	$2,334,746	$2,256,580
Machinery and equipment	1,085,935	974,560
Moldings	10,055,314	9,729,451
Computer software	2,390,670	2,306,006
Office equipment and motor vehicles	836,913	802,008

	$16,703,578	$16,068,605
Less: accumulated depreciation	(11,756,445)	(10,193,530)
Less: accumulated impairment	(2,116,870)	(595,377)

	$2,830,263	$5,279,698
Construction in progress	-	-

	$2,830,263	$5,279,698

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

In 2011, the Company recorded an impairment loss of moldings in the amount of $590,579. The circumstances leading to the impairment are attributed to the forecasted results of two products – Sunway Automatic Medicament Emitting (“SAME”) and Sunway Automatic Dispensing and Packing (“SADP”). The Company considered historical rates and current market conditions when determining the discount and growth rates to use in its analyses. If these estimates or their related assumptions change in the future, it may be required to record further impairment charges.

In 2013, the Company recorded an impairment loss of moldings in the amount of $1,501,552. The circumstances leading to the impairment are attributed to the forecasted results of two products –SAME and SADP. The Company considered historical rates and current market conditions when determining the discount and growth rates to use in its analyses. If these estimates or their related assumptions change in the future, it may be required to record further impairment charges.

Depreciation expenses are included in the statement of income as follows:

	2013	2012
Cost of net revenues	$1,069,372	$1,342,587
General and administrative expenses	59,466	49,045
Selling expenses	74,067	340,056

Total depreciation expenses	$1,202,905	$1,731,688

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
(Stated in US Dollars) (Unaudited)

10.	INTANGIBLES, NET

Details of intangibles are as follows:

	December 31, 2013	December 31, 2012

Land use rights, at cost	$1,399,530	$1,354,175
Technology-based design, at cost	22,014,877	21,301,439

	$23,414,407	$22,655,614
Less: accumulated amortization	(10,239,002)	(7,996,799)
Less: accumulated impairment	(7,189,713)	(1,903,239)
Total intangibles, net	$5,985,692	$12,755,576

During the year of 2009, the Group acquired the rights to use a parcel of land totaling 9,082 square meters, for a consideration of $89,552 (RMB613,035), located at Qingdao Hi-Tech Industry Development Zone, Qingdao, Shandong in the People’s Republic of China for a term of 48 years from November 3, 2006 to July 24, 2053. The Group acquired the rights to use another parcel of land totaling 10,841 square meters, for a consideration of $106,709 (RMB730,485), located at Qingdao Hi-Tech Industry Development Zone, Qingdao, Shandong in the People’s Republic of China for a term of 50 years from January 14, 2009 to January 13, 2059. Both lands have been used to build Qingdao Sunway’s facility.

During the year of 2009, the Group acquired the design and internal device control of medicine dispensing and packing machine, for a consideration of $6,988,882 (RMB47,300,000).

Amortization expenses included in the general and administrative expenses were $1,944,298 and $1,984,540 for the years ended December 31, 2013 and 2012, respectively.

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

In 2013, the Company recorded an impairment loss of technology-based design in the amount of $5,294,115. The circumstances leading to the impairment are attributed to defect in design results of two products- SAME and SADP. The Company considered historical rates and current market conditions when determining the discount and growth rates to use in its analyses. If these estimates or their related assumptions change in the future, it may be required to record further impairment charges.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
(Stated in US Dollars) (Unaudited)

11.	SHORT-TERM BANK LOANS

Short-term bank loans for the years ended December 31, 2013 and 2012 are as follows:

	December 31, 2013	December 31, 2012

Loans	$719,680	$698,291
Less: Repayment during the period	(129,216)	-
	$590,464	$698,291

12.	EXPECTED WARRANTY LIABILITIES

An analysis of the expected warranty liabilities for the year ended December 31, 2013 and 2012 is as follows:
	December 31,2013	December 31, 2012

Beginning balance	$21,720	$20,995
Warranty expense for the year		-
Foreign currency difference	(2,537)	725
Ending balance	$19,183	$21,720

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
(Stated in US Dollars) (Unaudited)

13.	SERIES B CONVERTIBLE PREFERRED STOCK AND ASSOCIATED WARRANTS

On June 5, 2007, the Company entered into a purchase agreement, whereby the Company agreed to sell 165,432 shares of the Company’s Series B Convertible Preferred Stock (“Series B Preferred Stock”) and various stock purchase warrants to purchase up to 18,686,054 shares of the Company’s common stock (the “Transaction”). The exercise price and expiration date of the warrants and the number of shares of common stock eligible to be purchased under the warrants are set forth in the following table:

	Investment Amount	Series B Preferred Stock	Series A Warrant	Series B Warrant	Series J Warrant	Series C Warrant	Series D Warrant
Vision Opportunity Master Fund, Ltd.	$6,500,000	160,494	4,814,815	2,407,407	4,362,416	4,362,416	2,181,208
Columbia China Capital Group, Inc.	$200,000	4,938	148,148	74,074	134,228	134,228	67,114

Series of Warrant	Number of shares underlying the Warrants	Exercise Price	Expiry Date
Series A	4,962,963	$1.76	6 /5 /2012
Series B	2,481,481	2.30	6 /5 /2012
Series J	4,496,644	1.49	6 /5 /2008
Series C	4,496,644	1.94	6 /5 /2012
Series D	2,248,322	2.53	6 /5 /2012

On June 6, 2007, we issued to Kuhns Brothers, Inc. and its designees an aggregate of 17,646 shares of Series A Preferred Stock and a Series J warrant to purchase an aggregate of 496,296 shares of common stock of the Company at $1.62 per share in connection with the reverse merger transaction pursuant to the placement agent agreement with the Kuhns Brothers, Inc.

The Series B Preferred Stock has liquidation rights senior to common stock and Series A Preferred Stock. In the event of a liquidation of the Company, holders of Series B Preferred Stock are entitled to receive a distribution equal to $40.50 per share of Series B Preferred Stock prior to any distribution to the holders of common stock and Series A Preferred Stock. The Series B Preferred Stock is entitled to non-cumulative dividends only upon declaration of dividends by the Company. To date, no dividends have been declared or accrued. The Series B Preferred Stock will participate based on their respective as-if conversion rates if the Company declares any dividends. After the Amendment were filed effect the Reverse Split, each share of Series B Preferred Stock would be convertible into 30 shares of common stock for $1.35 each, subject to adjustments from time to time pursuant to the conversion rate.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
(Stated in US Dollars) (Unaudited)

13.	SERIES B CONVERTIBLE PREFERRED STOCK AND ASSOCIATED WARRANTS (Continued)

The holders of Series B Preferred Stock shall be entitled to voting rights by applicable law and the right to vote together with the holders of common stock and Series A Preferred Stock.

The gross proceeds of the Transaction were $6.7 million. The proceeds from the Transaction were allocated to the Series B Preferred Stock, warrants and beneficial conversion feature based on the relative fair value of the securities. The value of the Series B Preferred Stock was determined by reference to the market price of the common stock into which it converts, and the gross value of the warrants was calculated using the Black–Scholes model with the following assumptions: expected life of 1 year, volatility of 117% and an interest rate of 4.99%.

The Company recognized a beneficial conversion feature discount on the Series B Preferred Stock at its intrinsic value, which was the fair value of the common stock at the commitment date for the Series B Preferred Stock investment, less the effective conversion price but limited to the $6.7 million of proceeds received from the sale. The Company recognized the $6.7 million beneficial conversion feature as an increase in paid in capital in the accompanying consolidated balance sheets on the date of issuance of the Series B Preferred Stock since the Series B Preferred Stock was convertible at the issuance date.

The purchase agreement, also provided that if a registration statement is not effective within a certain period of time or the common shares are not listed on the NASDAQ or the NYSE MKT LLC (formerly American Exchange) by December 31, 2008, the Company will pay the holders of the shares a penalty that can range from $67,000 to $670,000 and certain principal shareholders would issue up to 1,000,000 additional shares to the purchasers of the Preferred Series B shares. The company is accounting for these penalties in accordance with ASC 450 “Contingencies” which codified FAS 5 - Accounting for Contingencies, whereby the penalty will not be recorded as a liability until and if it is probable the penalty will be incurred. No penalty has been recorded in the accompanying financial statements for this contingency.

Under the agreement, Series J Warrant expired on June 5, 2008. On that day, Vision Opportunity Master Fund Ltd. converted all the Series J Warrant into an aggregate of 4,362,416 shares of common stock.
On February 7, 2008, 12 shareholders of Series A Preferred Stock converted 228,530 shares of Series A Preferred Stock into 13,711,831 shares of common stock, in which Rise Elite (BVI), Vision Opportunity Master Fund, Ltd and Kuhns Brothers, Inc. converted 210,886, 7,990 and 2,647 shares of Series A Preferred Stock into 12,653,160, 479,400 and 158,820 shares of common stock, respectively.

On June 18, 2008, Columbia China Capital Group, Inc. converted 4,938 shares of Series B Preferred Stock into 148,140 shares of common stock.

On November 10, 2008, Columbia China Capital Group, Inc. convertedits Series J Warrant into an aggregate of 53,691 shares of common stock.

On June 5, 2012, all of the Series A, Series B, Series C, and Series D Warrants expired.

On August 24, 2013, Vision Opportunity Master Fund Ltd and Vision Capital Advantage Fund, LP (the “Sellers”) entered into a Sale and Purchase Agreement (the “Agreement”) with Liang Deli, the Chief Executive Officer and Chairman of the Company and Zhao Qichao (together with Mr. Liang, the “Buyers”). Pursuant to the Agreement, the Sellers agreed to sell and transfer 4,896,959 shares of common stock of the Company and 160,494 shares of Series B Preferred Stock of the Company (the “Shares”) to the Buyers for an aggregate purchase price of $1,250,000.This transaction was completed on December 2, 2013.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
(Stated in US Dollars) (Unaudited)

14.	INCOME TAXES

The Company, being registered in the State of Nevada and which conducts all of its business through its subsidiaries and VIE incorporated in PRC, is not subject to federal income tax until the operating profits was rebounded back to Untied States. The subsidiaries and VIE are SWT, Sunway, Beijing Sunway, Qingdao Sunway (see note 1).

SWT, Sunway, Beijing Sunway and Qingdao Sunway, being registered in the PRC, are subject to PRC’s Corporate Income Tax (“CIT”). Under applicable income tax laws and regulations, an enterprise located in PRC, including the district where our operations are located, is subject to a rate of 25% for the years ended December 31, 2013 and 2012.

However, Sunway is a high technology company, and in accordance with the relevant regulations regarding the favorable tax treatment for high technology companies, Sunway is entitled to a reduced tax rate of 15% as long as Sunway is physically located and registered in the high and advance technology development zone.

The Group uses the asset and liability method, where deferred tax assets and liabilities are determined based in the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. The deferred tax assets were fully written-off as the possibility of temporary difference derived from accumulated loss was highly unlikely to be realized in the coming years owing to continuous operation loss. The deferred tax provision charge was $1,348,302 and the total income tax expenses were $1,358,373 for the year ended December 31, 2013.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
(Stated in US Dollars) (Unaudited)

14.	INCOME TAXES (Continued)

A reconciliation between the income tax computed at the U.S. statutory rate and the Group’s provision for income tax is as follows:

	December 31, 2013	December 31, 2012

U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	(34)%	(34)%
PRC CIT	25%	25%
Tax holiday	(10)%	(10)%
Provision for income taxes	15%	15%

The provision for income taxes consists of the following:

	December 31, 2013	December 31, 2012

Current tax- PRC CIT	$10,071	$21,114

Deferred tax provision	1,348,302	(738,986)

Income tax	$1,358,373	$(717,872)

Reconciliation of these items is as follows:

	December 31, 2013	December 31, 2012

(Loss) / Income before tax	$(18,100,076)	$(3,816,317)
Add: Impairment of fixed assets and intangible assets	10,112,946	-
Loss on disposal of fixed assets and intangible assets	9,741	-
Tax loss not deductible among subsidiaries	-	-
Other non-tax deductible items	8,017,673	5,122,769

Less: Change in fair value of warrants	-	(1,165,692)

Taxable income (adjusted)	$40,284	$140,760

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
(Stated in US Dollars) (Unaudited)

15.	EARNINGS PER SHARE

The calculation of the basic and diluted earnings per share attributable to the common stock holders is based on the following data:

	2013	2012
Income:
Income/(loss) for the purpose of basic earnings per share	$(19,458,449)	$(3,098,445)
Effect of dilutive potential common stock		-
Income for the purpose of dilutive earnings per share	$(19,458,449)	$(3,098,445)

Number of shares:
Weighted average number of common stock for the purpose of basic earnings per share	18,499,736	18,499,736
Effect of dilutive potential common stock
-conversion of Series A
convertible preferred stock	-	-
-conversion of Series B
convertible preferred stock	4,814,820	4,814,820
-conversion of Warrant Series A	-	-
-conversion of Warrant Series B	-	-
-conversion of Warrant Series J	-	-
-conversion of Warrant Series C	-	-
-conversion of Warrant Series D	-	-
Weighted average number of common stock for the purpose of dilutive earnings per share	$23,314,556	$23,314,556

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
(Stated in US Dollars) (Unaudited)

16.	COMMITMENTS AND CONTINGENCIES

The Group has entered into a tenancy agreement for factory that expired in 2013. Total rental expenses for the years ended December 31, 2013 and 2012 amounted to $31,487 and $59,861, respectively.

As at December 31, 2013, the Group’s commitments for minimum lease payments under these leases for the next one year are as follows:

December 31,
2013	$63,218
2014 and thereafter	-
$63,218

17.	SEGMENT INFORMATION

The Group currently is engaged in the manufacturing and selling of logistic transport systems and categorized in one segment. The Group has contracted with customers to manufacture four types of products altogether, workstation type A, workstation type B, workstation type C and Sunway Automatic Dispensing and Packing (“SADP”) and other. Workstation types A, B and C are of the same function but with different product design.

Net revenues and cost of revenues by product is as follows:

	Workstation	Workstation	Workstation
2013	Type A	Type B	Type C	SADP	Other	Consolidated
Net revenues	$-	$-	$5,803,816	$1,472,494	732,587	8,008,897
Cost of net revenues	-	-	2,912,315	838,052	493,102	4,243,469
	$-	$-	$2,891,501	$634,442	239,485	3,765,428
	Workstation	Workstation	Workstation
2012	Type A	Type B	Type C	SADP	Other	Consolidated
Net revenues	$-	$-	$5,590,698	$2,662,818	1,500,578	9,754,094
Cost of net revenues	-	-	(2,988,482)	(1,699,580)	(670,349)	(5,358,411)
	$-	$-	$2,602,216	$963,238	830,229	4,395,683

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
● ● ● ●
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

The Company adopted the lattice valuation method to calculate the valuation of the warrants during the fiscal year of 2012 with early exercise rights and down ratchet exercise price reset provision. There was no outstanding warrant liability during the fiscal year 2013.

19.	SUBSEQUENT EVENTS

The Company has evaluated all other subsequent events through April 14, 2014, the date these consolidated financial statements were issued, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements.

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

During the course of internal evaluation, following misstatement and control weakness are noted for the fiscal year ended December 31, 2013 that required correction:

No independent director exists in the Board of Directors, and the directors have a little understanding about U.S. GAAP and Sarbanes-Oxley Act 404. The Company’s staff obtained knowledge on US GAAP disclosure control and reporting requirements from PwC’s training as part of their Internal Control Advisory Engagement in 2009.The set-up of Audit Committee was failed in 2010. The Company had no financial resource to make it corrected within 2013.

Based upon their evaluation as of the end of the period covered by this annual report, the Company's chief executive officer and chief financial officer concluded that, with the significant deficiencies in internal control over financial reporting described below, the Company's disclosure controls and procedures were not effective as of December 31, 2013.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2013, Management identified significant deficiencies related to the following:

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

3.  Interviewing prospective new directors for our Board, including a member who is appropriately credentialed as a financial expert with a goal to establish both an Audit Committee and a Compensation Committee as well as sufficient independent directors.

We believe that the foregoing steps will remediate the significant deficiencies identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

Management believes that these deficiencies do not amount to a material weakness, and it has concluded that our internal controls over financial reporting were not effective as of December 31, 2013.

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

Our management is not aware of any material weaknesses in our internal control over financial reporting, and nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statements as of December 31, 2013. The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements. Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement of omission in any report we have filed with or submitted to the Commission. Accordingly, we believe that our financial controls were not effective.

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

ITEM 9B. OTHER INFORMATION.

PART III

 ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

 Set forth below is certain information regarding our directors and executive officers.  Our Board of Directors is comprised of two directors.

The following table sets forth certain information with respect to our directors and executive officers.

Directors and Executive Officers	Position/Title	Age
Liang Deli	President, Chief Executive Officer and Chairman	51
Samuel Sheng	Chief Financial Officer	43
Sun Weishan	Chief Operating Officer and Secretary	52

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

The board held one meeting during the fiscal year of 2013. These meetings include meetings that were held by means of a conference telephone call, but do not include actions taken by unanimous written consent.

Each director attended at least 100% of the total number of meetings of the board during the year.

Director Experience

The Board believes that each of the Company’s directors should possess the highest personal and professional ethics, integrity and values, and be committed to representing the long-term interests of the Company’s shareholders. When evaluating candidates for election to the Board, the Board seeks candidates with certain qualities that it believes are important, including integrity, an objective perspective, good judgment, and leadership skills. The Board has also considered the fact that all of our directors have worked for, or served on the boards of directors of, a variety of companies in a range of industries. The Board believes that through their varying backgrounds, the Company’s directors bring a wealth of experiences, new ideas and solutions to the Board. Specifically, the Board has noted that our directors have the following skills and qualifications that, among others, have made them particularly suited to serve as a director of Sunway Global:

Mr. Liang Deli is 51 years old, holds a bachelor’s degree, and is a senior engineer. He joined Sunway in 1997 and led the R&D team to National New Product Award. Mr. Liang received an MBA from Tsinghua University and spent two years training in Japan and Singapore.

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

Nominating Procedures

During 2013, there were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

 ITEM 11. EXECUTIVE COMPENSATION.

 Summary Compensation Table

The following is a summary of the compensation paid by us to the individuals who have served as our CEO and any executive officers who have received compensation in excess of $10,000 for the two years ended December 31, 2013 and 2012.

		Salary (cash or non-cash)	Bonus (cash or non-cash)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Liang Deli CEO and Chairman (current)	2013	78,689	-	-	-	-	-	-	78,689
	2012	76,095	-	-	-	-	-	-	76,095

Samuel Sheng CFO (current)	2013	78,689	-	-	-	-	-	-	78,689
	2012	76,095	-	-	-	-	-	-	76,095

Sun Weishan COO (current)	2013	39,344	-	-	-	-	-	-	39,344
	2012	38,047	-	-	-	-	-	-	38,047

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2013 and 2012, we did not have any stock option plan or stock incentive plan and there were no outstanding equity awards as of December 31, 2013 and 2012. No equity awards were granted during the year ended December 31, 2013.

Director Compensation

 Other than as disclosed in the Summary Compensation Table above, our director did not receive additional compensation for services on the board. Our director is reimbursed for reasonable travel and other expenses incurred in connection with attending meetings of the board and its committees, if any.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ANDRELATED STOCKHOLDER MATTERS.

The following table lists stock ownership of our common stock as of April 14, 2014.  The information includes beneficial ownership by (i) holders of more than 5% of our common stock, (ii) each of our current directors and executive officers and (iii) all of our directors and executive officers as a group.

The information is determined in accordance with Rule 13d-3 promulgated under the Exchange Act based upon information furnished by the persons listed or contained in filings made by them with the SEC. Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our common stock been beneficially owned by them.

Amount and Nature of Beneficial Ownership

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percentage of Class (1)
5% Shareholder

Rise Elite International Limited	12,653,160	(2)	68.40%

Zhao Qichao	5,083,200	(3)	24.31%

Directors and Officers
Liang Deli	17,736,360	(4)	84.83%

Samuel Sheng	-		-

Sun Weishan	-		-

All directors and officers as a group (three persons)	17,736,360		84.83%

(1) Applicable percentage ownership is based on 18,499,736 shares of common stock outstanding as of April 14, 2014, together with securities exercisable or convertible into shares of common stock within 60 days of April 14, 2014 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of April 14, 2014 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2) Mr. Liang, the majority shareholder and sole officer and director of Rise Elite, has voting and dispositive control over the shares of common stock held by Rise Elite.

(3) Includes (i) 2,675,790 shares of common stock of the Company and (ii) 2,407,410 shares of the Company’s common stock upon conversion of 80,247 shares of Series B Preferred Stock.

(4) Includes (i) 2,675,790 shares of common stock of the Company, (ii) 2,407,410 shares of the Company’s common stock upon conversion of 80,247 shares of Series B Preferred Stock and (iii) 12,653,160 shares of the Company’s common stock held by Rise Elite, over which Liang Deli holds voting and dispositive power .

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORINDEPENDENCE.

The following table provides the details of amounts due from related companies:

	December 31, 2013	December 31, 2012
Rise Elite International Ltd.	$830	$830
Daqing Sunway Software Tech Co., Ltd.	399,628	126,962
Total	$400,628	$127,792

Amount due from Rise Elite International Ltd. was $830, a related company where Mr. Liang Deli is a shareholder. The amount is held by Rise Elite for the initial setup expenses. The amount was unsecured, interest free and repayable on demand.

Amount due from Daqing Sunway Software Tech Co., Ltd. was $399,628, a related company where Mr. Zhao Qichao is a shareholder. The amount was unsecured, interest free and repayable on demand.

Director Independence

The Company currently has one director, Liang Deli. Mr. Liang does not qualify as an “independent” director as that term is defined under the federal securities laws and the rules of The NASDAQ Stock Market. Our company, however, recognizes the importance of good corporate governance and intends to appoint an audit committee comprised entirely of independent directors, including at least one financial expert, during our 2014 fiscal year.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees incurred by the Company’s independent registered public accounting firms, for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2013 and December 31, 2012, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q and other SEC filings during those fiscal years were approximately $99,000 and $96,000, respectively.

Audit-Related Fees

The aggregate fees incurred by the Company’s independent registered public accounting firms were approximately $6,151 and $7,827, respectively, for audit-related services during the years ended December 31, 2013 and December 31, 2012.

Tax Fees

The aggregate fees incurred by the Company’s independent registered public accounting firms were approximately $5,000 and $5,000, respectively, during the years ended December 31, 2013 and December 31, 2012.

All Other Fees

The Company did not incur any other fees from its independent registered public accounting firms for services rendered to the Company, other than the services covered in "Audit Fees" for the fiscal years ended December 31, 2013 and December 31, 2012.

Our Board of Directors pre-approves all audit and non-audit services performed by the Company's auditor and the fees to be paid in connection with such services.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibits:

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation, as amended and corrected. (1)
3.2	Bylaws. (2)
3.3	Specimen of Common Stock certificate. (1)
3.4	Certificate of Designations authorizing the Series A Convertible Preferred Stock, as amended and corrected. (1)
3.5	Certificate of Designations authorizing the Series B Convertible Preferred Stock, as amended and corrected. (1)
10.1	House Lease Contract, dated November 8, 2013, by and between Beijing Bishuiyuan Technology Co., Ltd. and Beijing Sunway New-Force Medical Treatment Tech Co., Ltd. *
10.2	House Lease Contract, dated March 25, 2014, by and between National Science and Technology Park Development Co., Ltd. of Daqing Petroleum Institute and Daqing Sunway Technology Co., Ltd. *
21.1	List of Subsidiaries. *
31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Act of 2002 Section 302.*
31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Act of 2002 Section 302.*
32.1	Certification by Chief Executive Officer pursuant to Sarbanes-Oxley Act of 2002 Section 906.**
32.2	Certification by Chief Financial Officer pursuant to Sarbanes-Oxley Act of 2002 Section 906.**

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Labels Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*Filed herewith.
**Furnished herewith.

(1)	Incorporated by reference to the exhibit of the same number to our report on form 8-K filed with the SEC on June 12, 2007.
(2)	Incorporated by reference to the exhibit of the same number to our report on form 8-K/A filed with the SEC on June 20, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNWAY GLOBAL INC.

April 14, 2014	By:	/s/ Liang Deli
Liang Deli
Chief Executive Officer and Chairman (principal executive officer)

/s/ Samuel Sheng
Samuel Sheng Chief Financial Officer (Principal Financial and Accounting officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

	Chief Executive Officer and	April 14, 2014
/s/ Liang Deli	Chairman of the Board of Directors
Liang Deli

	Chief Financial Officer	April 14, 2014
/s/ Samuel Sheng
Samuel Sheng