Form 10-Q
period 2014-03-31
Sunway Global Inc.
filed 2014-05-20
CIK 1096840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGEACT OF 1934

For the quarterly period ended March 31, 2014
or

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

For the transition period from _______ to ________.

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

As of May 19, 2014, there were 18,499,736 outstanding shares of the Registrant's Common Stock, $0.0000001 par value.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNWAY GLOBAL INC.
CONSOLIDATED BALANCE SHEETS
AS AT MARCH31, 2014 AND DECEMBER 31, 2013
 (Stated in US Dollars)

	Notes		March 31,2014	December 31,2013
ASSETS			(Unaudited)	(Audited)
Current assets
Cash and cash equivalents	2	(k)	$147,086	$442,006
Trade receivables, net	5		7,693,176	7,490,619
Inventories	8		4,340,912	3,457,459
Advances to suppliers			954,177	992,508
Prepayments			499,269	593,022
Tender deposits			548,005	425,944
Travel advances to shareholders	6		587	594
Advances to employees	7		1,123,684	913,722

Total current assets			$15,306,896	$14,315,874
Restricted cash	2	(l)	1,094	1,094
Amount due from a related company	4		123,575	400,458
Property, plant and equipment, net	9		2,665,484	2,830,263
Intangibles, net	10		5,758,193	5,985,692

TOTAL ASSETS			$23,855,242	$23,533,381

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short term bank loans	11		$908,619	$590,464
Accounts payable			2,133,524	1,718,125
Income tax payable			3,759	4,718
Turnover and other taxes			34,321	69,994
Expected warranty liabilities	12		18,977	19,183
Customer deposits			4,912,377	4,702,095
Accrued liabilities			2,301,400	2,464,052

Total current liabilities			$10,312,977	$9,568,631

TOTAL LIABILITIES			$10,312,977	$9,568,631

See accompanying notes to consolidated financial statements

 SUNWAY GLOBAL INC.
CONSOLIDATED BALANCE SHEETS (Continued)
AS AT MARCH31, 2014 AND DECEMBER 31, 2013
(Stated in US Dollars)

	Notes	March 31,2014	December 31, 2013
		(Unaudited)	(Audited)
STOCKHOLDERS’ EQUITY

Series B Convertible Preferred Stock $0.0000001 par value; 400,000 shares authorized; 160,494 shares issued and outstanding at March 31,2014 and December 31, 2013	13	$1	$1

Common stock at $0.0000001 par value; 100,000,000 shares authorized; 18,499,736 shares issued and outstanding at March 31,2014 and December 31, 2013		2	2
Additional paid-in capital		13,833,383	13,833,383
Statutory reserves		4,279,756	4,279,756
Retained earnings		(13,044,332)	(12,238,311)
Accumulated other comprehensive income		8,473,455	8,089,919

		$13,542,265	$13,964,750

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$23,855,242	$23,533,381

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(Stated in US Dollars) (Unaudited)

		For the three months ended March 31,
	Notes	2014	2013

Net revenues	17	1,556,882	$2,017,554
Cost of net revenues	17	(755,406)	(1, 206,223)

Gross profit		801,476	$811,331

Selling expenses		(737,823)	(765,371)
General and administrative expenses		(819,890)	(1,347,743)

(Loss) / Income from operations		(756,237)	$(1, 301,783)
Interest income		1,439	892
Interest expenses		(16,098)	(12,572)
Loss on sale of equipment, net		(35,125)	-

(Loss)/Income before tax		(806,021)	$(1,313,463)

Income tax	14	-	-

Net (Loss)/income		(806,021)	$(1,313,463)

Net income per share:
-Basic	15	(0.04)	$(0.07)

-Diluted	15	(0.03)	$(0.06)

Weighted average number of common stock
-Basic	15	18,499,736	18,499,736

-Diluted	15	23,314,556	23,314,556

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AS AT MARCH 31, 2014 AND DECEMBER 31, 2013
(Stated in US Dollars)

					Additional		Retained	Accumulated
	Preferred	Preferred	No. of		paid		earnings/	other
	Series	Series	shares	Common	in	Statutory	(Accumulated	comprehensive
	A	B	outstanding	stock	capital	reserves	deficit)	income	Total

Balance, January 1, 2013	$-	$1	18,499,736	$2	$13,833,383	$4,279,756	$7,220,138	$7,117,039	$32,450,319
Net income/(loss)	-	-	-	-	-	-	(19,458,449)	-	(19,458,449)
Appropriations to statutory
Reserves	-	-	-	-	-	-	-	-	-
Foreign currency translation
Adjustment	-	-	-	-	-	-	-	972,880	972,880

Balance, December 31,2013	$-	1	18,499,736	$2	$13,833,383	$4,279,756	$(12,238,311)	$8,089,919	$13,964,750

Balance, January 1, 2014	$-	$1	18,499,736	$2	$13,833,383	$4,279,756	$(12,238,311)	$8,089,919	$13,964,750
Net income/(loss)	-	-	-	-	-	-	(806,021)	-	(806,021)
Appropriations to statutory
Reserves	-	-	-	-	-	-	-	-	-
Foreign currency translation
Adjustment	-	-	-	-	-	-	-	383,536	383,536

Balance, March 31,2014	$-	1	18,499,736	$2	$13,833,383	$4,279,756	$(13,044,332)	$8,473,455	$13,542,265

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(Stated in US Dollars) (Unaudited)

	For the three months ended March 31,
	2014	2013
Cash flows from operating activities
Net (loss) / income	$(806,021)	$(1,313,463)
Depreciation	135,333	280,686
Amortization	164,321	511,721

Adjustments to reconcile net (loss) / income
to net cash provided by operating activities:
Trade receivables, net	(283,137)	(160,615)
Note receivables	-	-
Inventories	(380,878)	(844,643)
Advances to suppliers	27,655	17,116
Prepayments	87,374	(112,936)
Tender deposits	(126,642)	3,336
Travel advances to shareholders	-	41,392
Advances to employees	(219,791)	(248,501)
Amounts due from related companies	276,883	-
Accounts payable	433,881	950,409
Income tax payable	(908)	(4,472)
Turnover and other taxes	(34,920)	(111,757)
Customer deposits	260,864	210,001
Accrued liabilities	(136,145)	587,818

Net cash (used in) / provided by operating activities	$(602,131)	$(193,908)

Cash flows from investing activities
Decrease in restricted cash	$-	$-
Purchase of plant and equipment	(6,506)	(7,086)

Net cash provided by / (used in)investingactivities	$(6,506)	$(7,086)

Cash flows from financing activities

Bank borrowings/(repayments)	$324,507	$-

Net cash used in financing activities	$324,507	$-

SUNWAY GLOBAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(Stated in US Dollars) (Unaudited)

	For the three months ended March 31,
	2014	2013

Net in cash and cash equivalents (used)/sourced	$(284,130)	$(200,994)
Effect of foreign currency translation on
cash and cash equivalents	(10,790)	(10,195)

Cash and cash equivalents–beginning period	442,006	352,457

Cash and cash equivalents–end period	$147,086	141,268

	For the three months ended March 31,
	2014	2013
Supplementary cash flow information:
Tax paid	$-	$4,472
Interest received	1,439	892
Interest paid	16,098	12,572

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
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

World Through (BVI) holds Sunway World Through Technology (Daqing) Co., Ltd. (“SWT” or “WFOE”), which entered into a series of agreements with Daqing Sunway Technology Co., Ltd (“Sunway”) including but not limited to management, loan, purchase option, consignment, trademark licensing, non-competition agreements, etc. As a result of entering into the abovementioned agreements,WFOE deems to control Sunway as a Variable Interest Entity (“VIE”) as required by Accounting Standards Codification ASC 810-10-05 to 10-65 which codified FASB Interpretation No. 46 (revised December 2003) Consolidated of Variable Interest Entities, an Interpretation of ARB No. 51 since SWT was the primary beneficiary. On March 16, 2008, SWT acquired Beijing Sunway New-Force Medical Treatment Tech Co., Ltd (“Beijing Sunway”) as its wholly-owned subsidiary.  Beijing Sunway was incorporated in Beijing, PRC on May 24, 2007.

On January 16, 2009, World Through (BVI) acquired Qingdao Liheng Textiles Co Ltd as its wholly-owned subsidiary. Qingdao Liheng Textiles Co., Ltd. was incorporated in PRC on June 6, 2003.

On January 23, 2013, Qingdao Liheng Textiles Co., Ltd. changed its name to Qingdao Sunway New-Force Mechatronics Co., Ltd.(“Qingdao Sunway”).

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
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
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

The Company owned the following subsidiaries and VIE since its reverse-merger on June 6, 2007. The detailed identities of the consolidating subsidiaries and VIE would have been as follows:

Name of subsidiaries	Place of incorporation	Attributable interest

World Through Ltd	British Virgin Islands	100%

Sunway World Through Technology (Daqing) Co., Ltd	PRC	100%

*Daqing Sunway Technology Co., Ltd	PRC	100%

Beijing Sunway New-Force Medical Treatment Tech Co., Ltd	PRC	100%

*Qingdao Sunway New-Force Mechatronics Co., Ltd. (formerly Qingdao Liheng Textiles Co., Ltd.).	PRC	100%

*Note: Deemed variable interest entity

(c)	Use of estimates

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
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
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
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
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

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An allowance for doubtful accounts is maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience.  Bad debts are written off as incurred. There were bad debts of $2,808,972 and $45,541for the three months ended March 31, 2014 and 2013, respectively.

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

	March31, 2014	December 31, 2013
Bank of Communications, Branch of Daqing
City Economic Zone	$13,455	$3,970
Industrial and Commercial Bank of China, Ronghui Branch	19,755	317,826
China Construction Bank, Beijing Branch	70,302	61,016
Qingdao bank	12,496	288
Agricultural Bank of China	219	28,666
Bank of China, Qingdao Branch	17,160	406
China Construction Bank, Beijing Shengmingyuan Branch	6,556	1,253
HSBC	98	98
Cash on hand	7,045	28,483
	147,086	$442,006

(l)	Restricted cash

Restricted cash are pledged deposits in an escrow account for investor relations purpose.

(m)	Revenue recognition

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
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
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

The Group did not have lease which met the criteria of capital lease. Leases that do not qualify as capital lease are classified as operating lease. Operating lease rental payment included in general and administrative expenses and selling expenses were $16,346 and $48,827 for the three months ended March 31, 2014 and 2013, respectively.

(q)	Advertising

The Group expensed all advertising costs as incurred. Advertising expenses included in selling expenses were $15,079 and $3,216for the three months ended March 31, 2014 and 2013, respectively.

(r)	Shipping and handling

All shipping and handling are expensed as incurred. Shipping and handling expenses included in selling expenses and cost of sales were $12,198 and $11,263for the three months ended March 31, 2014 and 2013, respectively.

(s)	Research and development

All research and development costs are expensed as incurred. The research and development costs included in general and administrative expenses were $48,231 and $34,338 for the three months ended March 31, 2014 and 2013, respectively.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(Stated in US Dollars) (Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(t)	Retirement benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the statements of income as incurred. The retirement benefit expenses included in general and administrative expenses were $50,002 and $65,902for the three months ended March 31, 2014 and 2013, respectively.

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	March 31, 2014	December 31, 2013	March 31, 2013
Twelve months ended
RMB : USD exchange rate	-	6.0969	-
Three months ended
RMB : USD exchange rate	6.1632	-	6.2741
Average three months ended
RMB : USD exchange rate	6.1177	-	6.2814

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
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
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
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
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
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
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(Stated in US Dollars) (Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(z)	Recent accounting pronouncements

The FASB has issued Accounting Standards Update (ASU) No. 2014-07, Applying Variable Interest Entities Guidance to Common Control Leasing Arrangements. The guidance addresses the consolidation of lessors in certain common control leasing arrangements and is based on a consensus reached by the Private Company Council (PCC). Under current U.S. GAAP, a company is required to consolidate an entity in which it has a controlling financial interest. The assessment of controlling financial interest is performed under either: (a) a voting interest model; or (b) a variable interest entity model. In a variable interest entity model, the company has a controlling financial interest when it has: (a) the power to direct the activities that most significantly affect the economic performance of the entity; and (b) the obligation to absorb losses or the right to receive benefits of the entity that could be potentially significant to the entity. To determine which model applies, a company preparing financial statements must first determine whether it has a variable interest in the entity being evaluated for consolidation and whether that entity is a variable interest entity. The new guidance allows a private company to elect (when certain conditions exist) not to apply the variable interest entity guidance to a lessor under common control. Instead, the private company would make certain disclosures about the lessor and the leasing arrangement.

Under the amendments in this ASU, a private company lessee could elect an alternative not to apply variable interest entity guidance to a lessor when:-The private company lessee and the lessor are under common control;-The private company lessee has a leasing arrangement with the lessor;-Substantially all of the activity between the private company lessee and the lessor is related to the leasing activities (including supporting leasing activities) between those two companies, and-If the private company lessee explicitly guarantees or provides collateral for any obligation of the lessor related to the asset leased by the private company, then the principal amount of the obligation at inception does not exceed the value of the asset leased by the private company from the lessor. If elected, the accounting alternative should be applied to all leasing arrangements meeting the above conditions. The alternative should be applied retrospectively to all periods presented, and is effective for annual periods beginning after December 15, 2014, and interim periods within annual periods beginning after December 15, 2015. Early application is permitted for all financial statements that have not yet been made available for issuance.

The FASB has issued Accounting Standards Update (ASU) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. This disclosure will provide users with information about the ongoing trends in a reporting organization’s results from continuing operations. The amendments in this ASU enhance convergence between U.S. GAAP and International Financial Reporting Standards (IFRS). Part of the new definition of discontinued operation is based on elements of the definition of discontinued operations in IFRS 5, Non-Current Assets Held for Sale and Discontinued Operations. The Company does not expect the adoption of 2014-08 to have a material effect on its operating results or financial position.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(Stated in US Dollars) (Unaudited)

3.	CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially expose the Group to concentrations of credit risk, consists of cash and trade receivables as of March31, 2014 and December 31, 2013. The group performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

As of March 31,2014 and December 31, 2013, the Group’s bank deposits were all placed with banks in the PRC and Hong Kong where there is currently no rule or regulation in place for obligatory insurance of bank accounts.

For the three months ended March 31, 2014, the Group’s sales were generated from the PRC and Western Europe. Trade receivables as of March31, 2014 and December 31, 2013 arose in the PRC and overseas.

The maximum amount of loss due to credit risk that the Group would incur if the counter parties to the financial instruments failed to perform is represented the carrying amount of each financial asset in the balance sheet.

Normally the Group does not obtain collateral from customers or debtors.

Details of the customers accounting for 10% or more of the Group’s revenue are as follows:

	For the three months ended March 31,
	2014	2013
Customer A	$-	$130,669
Customer B	261,046	-
Customer C	217,268	-
Customer D	357,978	-
Customer F	-	267,289
Customer K	-	262,986
Customer L	-	194,610

Details of customers accounting for 10% or more of the Group’s trade receivables are as follows:

	March31,2014	December 31, 2013

Customer A	$-	$395,908
Customer B	-	289,038
Customer C	-	138,590
Customer D	-	135,065
Customer E	368,134	380,463
Customer F	251,778	260,211
Customer G	865,981	894,985

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(Stated in US Dollars) (Unaudited)

4.	AMOUNT DUE FROM A RELATED COMPANY

The following table provides the details of amounts due from related companies:

	March31,2014	December 31, 2013
Rise Elite (BVI)	$830	$830
Daqing Sunway Software Tech Co., Ltd.	122,745	399,628

	$123,575	$400,458

Amount due from Rise Elite (BVI) was $830, a related company where Mr. Liang Deli, officer and director of the Group, is a shareholder. The amount is held by Rise Elite (BVI) for the initial setup expenses. The amount was unsecured, interest free and repayable on demand.

Amount due from Daqing Sunway Software Tech Co., Ltd. was $122,745, a related company where Mr. Zhao Qichao, the director of the Group, is a shareholder. The amount was unsecured, interest free and repayable on demand.

5.	TRADE RECEIVABLES, NET

Trade receivables comprise the following:
	March31,2014	December 31, 2013

Trade receivables, gross	$10,471,950	$10,299,611
Provision for doubtful debts	(2,778,774)	(2,808,992)

Trade receivables, net	$7,693,176	$7,490,619

All of the above trade receivables are due within one year of aging.

An analysis of the allowance for doubtful accounts for the three months ended March 31, 2014 and the year ended December 31, 2013is as follows:

	March 31,2014	December 31, 2013

Balance at beginning of period	$2,808,992	$338,670
Addition of the provision	-	2,458,779
Foreign exchange adjustment	(30,218)	11,343

Balance at end of period	$2,778,774	$2,808,992

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
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
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

	March31, 2014	December 31, 2013

Deli Liang	587	594

	$587	$594

The following table provides the activity in the travel advances to shareholders:

	March 31, 2013	December 31, 2013

Beginning balance	$594	$41,837

Add: Advanced during the period/year	-	-

Less: Transferred to income statement	(7)	(41,243)
Repayment by directors	-	-

Ending balance	$587	$594

7.	ADVANCES TO EMPLOYEES

Advances to employees are advances for purchases and travelling. They are unsecured, interest free and repayable on demand. The following table provides the activity in the advances to employees:

	March31,2014	December 31, 2013

Beginning balance	$913,772	$500,387
Add: Advanced during the period/year	475,442	778,428

Less: Transferred to income statement	(50,963)	(224,749)
Recollected from employees	(214,567)	(140,344)

Ending balance	$1,123,684	$913,772

   8.                        INVENTORIES

Inventories comprise the followings:

	March31, 2014	December 31, 2013

Finished goods	$555,895	$888,861
Work in process	3,302,690	2,042,258
Raw materials	482,327	526,340

	$4,340,912	$3,457,459

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(Stated in US Dollars) (Unaudited)

9.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net comprise the followings:

	March31, 2014	December 31, 2013
At cost
Buildings	$2,309,633	$2,334,746
Machinery and equipment	1,074,253	1,085,935
Moldings	9,953,764	10,055,314
Computer software	2,364,952	2,390,670
Office equipment and motor vehicles	827,909	836,913

	$16,530,511	$16,703,578
Less: accumulated depreciation	(11,764,310)	(11,756,445)
Less: accumulated impairment	(2,100,717)	(2,116,870)

	$2,665,484	$2,830,263
Construction in progress		-

	$2,665,484	$2,830,263

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

Depreciation expenses are included in the statement of income as follows:

	March 31, 2014	March 31, 2013
Cost of net revenues	$111,949	$246,983
General and administrative expenses	16,308	12,926
Selling expenses	7,076	20,777

Total depreciation expenses	$135,333	$280,686

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(Stated in US Dollars) (Unaudited)

10.	INTANGIBLES, NET

Details of intangibles are as follows:

	March 31, 2014	December 31, 2013

Land use rights, at cost	$1,384,475	$1,399,530
Technology-based design, at cost	21,778,054	22,014,877

	$23,162,529	$23,414,407
Less: accumulated amortization	(10,291,965)	(10,239,002)
Less: accumulated impairment	(7,112,371)	(7,189,713)
Total intangibles, net	$5,758,193	$5,985,692

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

Amortization expenses included in the general and administrative expenses were $164,321 and $1,944,298for the three months ended March 31, 2014 and the year ended December 31, 2013, respectively.

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

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(Stated in US Dollars) (Unaudited)

11.	SHORT-TERM BANK LOANS

Short-term bank loansfor the three months ended March 31, 2014 and the years ended December 31,2013 are as follows:

	March 31, 2014	December 31, 2013

Loans	$590,464	$719,680
Add:Bank borrowings	318,155	-
Less: Repayment during the period	-	(129,216)
	$908,619	$590,464

12.	EXPECTED WARRANTY LIABILITIES

An analysis of the expected warranty liabilities for the three months ended March 31, 2014 and the year ended December 31, 2013 are as follows:

	March 31, 2014	December 31, 2013

Beginning balance	$19,183	$21,720
Warranty expense for the year
Foreign currency difference	(206)	(2,537)
Ending balance	$18,977	$19,183

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
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
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
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

Under the agreement, Series J Warrant expired on June 5, 2008. On that day, Vision Opportunity Master Fund Ltd. converted all the Series JWarrant into an aggregate of 4,362,416 shares of common stock.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(Stated in US Dollars) (Unaudited)

14.	INCOME TAXES

The Company, being registered in the State of Nevada and which conducts all of its business through its subsidiaries and VIE incorporated in PRC, is not subject to federal income tax until the operating profits was rebounded back to Untied States. The subsidiaries and VIE are SWT, Sunway, Beijing Sunway, Qingdao Sunway (see note 1).

SWT, Sunway, Beijing Sunway and Qingdao Sunway, being registered in the PRC, are subject to PRC’s Corporate Income Tax (“CIT”). Under applicable income tax laws and regulations, an enterprise located in PRC, including the district where our operations are located is subject to a rate of 25% for the three months ended March 31, 2014 and 2013.

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

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014AND 2013
(Stated in US Dollars) (Unaudited)

14.	INCOME TAXES (Continued)

A reconciliation between the income tax computed at the U.S. statutory rate and the Group’s provision for income tax is as follows:

	March 31,2014	December 31, 2013

U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	(34)%	(34)%
PRC CIT	25%	25%
Tax holiday	(10)%	(10)%
Provision for income taxes	15%	15%

The provision for income taxes consists of the following:

	March 31,2014	December 31, 2013

Current tax- PRC CIT	$-	$10,071

Deferred tax provision	-	1,348,302)

Income tax	$-	$1,358,373)

Reconciliation of these items is as follows:

	March 31,2014	December 31, 2013

(Loss) / Income before tax	$-	$(18,100,076)
Add: Impairment of fixed assets and intangible assets		10,112,946
Other non-tax deductible items	-	9,741
Change in fair value of warrants	-	8,017,673

Taxable income (adjusted)	$-	$40,284

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(Stated in US Dollars) (Unaudited)

15.	EARNINGS PER SHARE

The calculation of the basic and diluted earnings per share attributable to the common stock holders is based on the following data:

	March 31,2014	December 31,2013
Income:
Income/(loss) for the purpose of basic earnings per share	$(806,021)	$(19,458,449)
Effect of dilutive potential common stock
Income for the purpose of dilutive earnings per share	$(806,021)	$(19,458,449)

Number of shares:
Weighted average number of common stock for the purpose of basic earnings per share	18,499,736	18,499,736
Effect of dilutive potential common stock
-conversion of Series A
convertible preferred stock	-	-
-conversion of Series B
convertible preferred stock	4,814,820	4,814,820
-conversion of Warrant Series A	-	-
-conversion of Warrant Series B	-	-
-conversion of Warrant Series J	-	-
-conversion of Warrant Series C	-	-
-conversion of Warrant Series D	-	-
Weighted average number of common stock for the purpose of dilutive earnings per share	23,314,556	23,314,556

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(Stated in US Dollars) (Unaudited)

16.	COMMITMENTS AND CONTINGENCIES

As at March 31, 2014, the Group’s commitments for minimum lease payments under these leases for the next one year are as follows:

March 31, 2015
$105,432
March 31, 2015 and thereafter	-
$105,432

17.	SEGMENT INFORMATION

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

Net revenues and cost of revenues by product:
	Workstation	Workstation	Workstation
Three months ended March 31, 2014	Type A	Type B	Type C	SADP	Other	Consolidated
Net revenues	$-	$-	$1,045,399	$179,646	$331,837	$1,556,882
Cost of net	-	-	(425,416)	(82,255)	(247,735)	(755,406)
Revenues	$-	$-	$619,983	$97,391	$84,102	$801,476

	Workstation	Workstation	Workstation
Three months ended March 31, 2013	Type A	Type B	Type C	SADP	Other	Consolidated
Net revenues	$-	$-	$1,297,992	$470,688	$248,874	$2,017,554
Cost of net	-	-	(718,204)	(295,975)	(192,044)	(1,206,223)
Revenues	$-	$-	$579,788	$174,713	$56,830	$811,331

The Group’s operations are located in the PRC. All revenues are derived from customers in the PRC and Europe. All of the Group’s assets are located in the PRC. Sales of workstations are carried out in the PRC. Accordingly, no analysis of the Group's sales and assets by geographical market is presented.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(Stated in US Dollars) (Unaudited)

18.	FAIR VALUE MEASUREMENTS

The Company has adopted FASB Statement No. 157, Fair Value Measurements (ASC 820), establishes a framework for measuring fair value.  That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurement).  The three levels of the fair value hierarchy under FASB Statement No. 157 are described as follows:

1 Level	Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets.
2 Level
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

3 Level	Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

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

The Company primarily functions as a holding company for entities that control the business of Qingdao Sunway and Beijing Sunway, or through contractual relationships, Daqing Sunway, which companies are organized under the laws of the PRC that design, and manufacture and sell logistic transport systems and medicine dispensing systems and equipment that are principally used by hospitals and other medical facilities in the PRC. This discussion and analysis focuses on the business results, comparing results of operations in the three months ended March 31, 2014 and 2013.

Results of Operations

The following table summarizes the results of our operations during the three months ended March 31, 2014 and 2013, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31
	2014	2013	Change	Change rate
Net Revenue	$1,556,882	$2,017,554	$(460,672)	(22.83)%
Cost of net revenue	$755,406	$1,206,223	$(450,817)	(37.37)%
Gross Profit	$801,476	$811,331	$(9,855)	(1.21)%
Gross Margin	51.48%	40.21%	-	11.27%
Operating expenses	$1,559,727	$2,113,370	$(553,643)	(26.20)%
Operating (loss)/ Income	$(756,237)	$(1,301,783)	$545,546	(41.91)%
Net Income/(loss)	$(806,021)	$(1,313,463)	$507,442	(38.63)%
Net (loss) / profit margin	(51.77)%	(65.10)%	-	13.33%

Net Revenues

Net revenues for the three months ended March 31, 2014, was $1,556,882, a decrease of 22.83% as compared with net revenues of $2,017,554 for the three months ended March 31, 2013. In the three months ended March 31, 2014, we sold 137 workstations, a decrease of 30.81% as compared with 198 workstations in the three months ended March 31, 2013. The decrease in workstation sales was primarily due to decline in production volume as a result of the Company’s operating cash shortage. During the three months ended March 31, 2014, we also sold 3 units of the SADP, a decrease of 50% as compared with 6 units in the three months ended March 31, 2013. The decrease in sales of SADP was due primarily to a defect in design for our second-generation product.

The following table presents a breakdown of revenue by products for the periods indicated.

	Three Months Ended March 31,
	2014		2013
	Sales	% of total sales	Sales	% of total sales
PTS	$1,045,399	67.15%	$1,297,992	64.33%
SADP	$179,646	11.54%	$470,688	23.33%
Other	$331,837	21.31%	$248,874	12.34%
Total net revenue	$1,556,882	100.00%	$2,017,554	100.00%

Cost of Net Revenue

Cost of net revenue decreased to $755,406 for the three months ended March 31, 2014, representing a 37.37% decrease as compared with $1,206,223 for the same period of 2013. This decrease is primarily due to a decrease in sales of PTS and SADP.

Gross Profit

Gross profit decrease 1.12% to $801,476 for the three months ended March 31, 2014, as compared to $811,331 for the three months ended March 31, 2013, our gross profit margin increased 11.27% from 40.21% as of the three months ended March 31, 2013 to 51.48% as of the same period of 2014, mainly attributable to decrease in production cost of PTS which has a higher gross profit margin.

Operating Expenses

Operating expenses were $1,557,713 for the three months ended March 31, 2014, a decrease of 26.29% as compared with $2,113,370 for the same period of 2013. This decrease was primarily because of the decrease of $528,109 in general and administration expenses, and the decrease of $27,548 in selling expenses. The drop in general and administrative expenses was a result of decrease in employee salaries due to decrease in number of employees.

The table below presents information about our operating expenses for the periods indicated:

	Three Months Ended March 31,
	2014	2013	Change
Selling expenses	$737,823	$765,371	(3.60)%
General & Administrative expenses	$819,890	$1,347,999	(39.18)%
Total operating expenses	$1,557,713	$2,113,370	(26.29)%

Income from Operations

Operating loss was $756,237 for the three months ended March 31, 2014, as compared to $1,301,783 for the three months ended March 31, 2013. The decrease in loss was primarily due to decrease in general and administrative expenses.

Net Loss

Net loss was $806,021 for the three months ended March 31, 2014, a decrease in loss of 13.33% from $1,313,463 for the three months ended March 31, 2013. The mainly reason was due to decrease in operating expenses.

Earnings Per Share

Basic and diluted loss per share for the three months ended March 31, 2014 were $0.04 and $0.03 compared with $0.07 and $0.06 for the same period of 2013. The weighted average number of shares outstanding to calculate basic EPS was 18,499,736 and 18,499,736 for the three months ended March 31, 2014 and March 31, 2013, respectively. The weighted average number of shares outstanding to calculate diluted EPS was 23,314,556 and 23,314,556 for the three months ended March 31, 2014 and 2013, respectively.

Liquidity and Capital Resources

We have historically financed our operations and capital expenditures principally through private placements of debt and equity offerings and cash provided by operations.

The table below presents information about our cash flow for the periods indicated:

	Three months ended March 31,
	2014	2013	Change
Net cash provided by (used in) operating activities	$(602,131)	$(193,908)	$210.52%
Net cash provided by (used in) investing activities	$(6,506)	$(7,086)	$8.19%
Net cash provided by (used in) financing activities	$324,507	$-	$-
Effect of foreign currency translation on cash and cash equivalents	$(10,790)	$(10,195)	$5.84%
Beginning cash and cash equivalent	$442,006	$352,457	$25.41%
Ending cash and cash equivalent	$147,086	$141,268	$4.12%

Operating Activities

For the three months ended March 31, 2014, net cash used in operating activities was $602,131. This was primarily attributable to our net loss of $806,021, adjusted by an add-back of non-cash charges mainly consisting of depreciation and amortization of $135,333 and $164,321, respectively, offset by a $95,764 decrease in working capital. Specifically, the decrease in working capital was primarily due to: (i) a $283,137 trade receivables increase driven by delayed customers payment; (ii) a $380,878 increase in inventories, principally of work in progress; (iii) a $219,791 increase in advances to suppliers to buy raw materials; (iv) a $237,615 decrease in prepayments, travel advances to shareholders, tender deposits, advances to employees, and receivables from related parties consisting primarily of prepayments for raw materials and other supplies in advance of shipment, working capital for sales staff and payment of client deposits; partially offset by a $522,772 increase in accounts payable, tax payable, customer deposits, accrued liabilities and other payables.

 Investing Activities

For the three months ended March 31, 2014, net cash used in investing activities was $6,506. This was primarily attributable to a $6,506 capital expenditure for purchase of new plant and equipment.

Financing Activities

For the three months ended March 31, 2014, net cash provided by financing activities were $324,507, primarily attributable to a short-term bank loan.

Cash and Cash Equivalents

Our cash and cash equivalents as at March 31, 2014 were $147,086 and decreased by $294,920 from $442,006 as of December 31, 2013.

In future periods, we believe that our existing cash, cash equivalents and cash flows from operations, combined with availability under our revolving credit facility, will be insufficient to meet our presently anticipated future cash needs for at least the next year. If we fail to raise fund for our operation through other ways of financing, our financial condition and results of operations may be adversely affected.

Trade Receivables, net

Trade receivables, net increased to $7,693,176 as of March 31, 2014, compared with $7,490,619 as of December 31, 2013. This increase in trade receivables was primarily attributable to delayed customers payment.

Inventory

Inventory consists of raw materials, finished goods and work in progress. As of March 31, 2014, the recorded value of our inventory increased 25.55% to $4,340,912 from $3,457,459 as of December 31, 2013. This increase is mainly due to an increase of 61.72% in work in progress from $2,042,258 as of December 31, 2013 to $3,302,690 as of March 31, 2014 offset by a decrease of 37.46% in finished goods from $888,861 as of December 31, 2013 to $555,895 as of March 31, 2014 and a decrease of 8.36% in raw material from $526,340 as of December 31, 2013 to $482,327 as of March 31, 2014. The increase in work in progress was primarily attributable to the extended installing period and project volumes increase in PTS.

The table below presents information about our inventory for the periods indicated:

Item	March 31, 2014	December 31, 2013	Change
Finished goods	$555,895	$888,861	(37.46)%
Work in progress	$3,302,690	$2,042,258	61.72%
Raw material	$482,327	$526,340	(8.36)%
Total	$4,340,912	$3,457,459	25.55%

Accounts Payable

Accounts payable were $2,133,524 as of March 31, 2014, an increase of 24.17 % from $1,718,125 as of March 31, 2013. The increase was primarily attributable to our shortage in cash.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarterly period ended March 31, 2014. Based upon that evaluation, the Company’s management concluded that, as of the date of evaluation, the Company’s disclosure controls and procedures were not effective.  Based upon that evaluation and due to the material weaknesses existing in our internal controls as of December 31, 2013 (as described in the Company's Form 10-K) which have not been fully remediated as of March 31, 2014, we have concluded that as of March 31, 2014, our disclosure controls and procedures were not effective.

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

ITEM 4.          MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.           OTHER INFORMATION.

None.

ITEM 6             EXHIBITS.

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation, as amended and corrected. (1)
3.2	Articles of Amendment, filed on January 31, 2008.*
3.3	Bylaws. (2)
3.4	Specimen of Common Stock certificate. (1)
3.5	Certificate of Designations authorizing the Series A Convertible Preferred Stock, as amended and corrected. (1)
3.6	Certificate of Designations authorizing the Series B Convertible Preferred Stock, as amended and corrected. (1)
31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Act of 2002 Section 302.*
31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Act of 2002 Section 302.*
32.1	Certification by Chief Executive Officer pursuant to Sarbanes-Oxley Act of 2002 Section 906.**
32.2	Certification by Chief Financial Officer pursuant to Sarbanes-Oxley Act of 2002 Section 906.**
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*
101. DEF	XBRL Definition Linkbase Document*

*Filed herewith.
**Furnished herewith.

(1)	Incorporated by reference to the exhibits our report on form 8-K filed with the SEC on June 12, 2007.

(2)	Incorporated by reference to the exhibit of the same number to our report on form 8-K/A filed with the SEC on June 20, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNWAY GLOBAL INC.

Dated: May 20, 2014	By:	/s/ Liang Deli
Name: Liang Deli
Title: Chief Executive Officer (Principal Executive Officer)

Dated: May 20, 2014	By:	/s/ Samuel Sheng
Name: Samuel Sheng
Title: Chief Financial Officer (Principal Financial and Accounting officer)