Form 10-Q
period 2014-06-30
Sunway Global Inc.
filed 2014-08-19
CIK 1096840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGEACT OF 1934

For the quarterly period ended June 30, 2014
or

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

As of August 14, 2014, there were 18,499,736 outstanding shares of the Registrant's Common Stock, $0.0000001 par value.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNWAY GLOBAL INC.
CONSOLIDATED BALANCE SHEETS
AS AT JUNE 30, 2014 AND DECEMBER 31, 2013
 (Stated in US Dollars)

	Notes		June 30, 2014	December 31,2013
ASSETS			(Unaudited)	(Audited)
Current assets
Cash and cash equivalents	2	(k)	$963,482	$442,006
Trade receivables, net	5		7,051,700	7,490,619
Inventories	8		4,107,273	3,457,459
Advances to suppliers			958,436	992,508
Prepayments			640,773	593,022
Tender deposits			388,501	425,944
Travel advances to shareholders	6		588	594
Advances to employees	7		1,303,509	913,722

Total current assets			$15,414,262	$14,315,874
Restricted cash	2	(l)	1,094	1,094
Amount due from a related company	4		123,782	400,458
Property, plant and equipment, net	9		2,554,681	2,830,263
Intangibles, net	10		5,604,543	5,985,692

TOTAL ASSETS			$23,698,362	$23,533,381

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short term bank loans	11		$910,155	$590,464
Accounts payable			1,760,310	1,718,125
Income tax payable			3,765	4,718
Turnover and other taxes			41,560	69,994
Expected warranty liabilities	12		19,009	19,183
Customer deposits			5,793,002	4,702,095
Accrued liabilities			2,376,424	2,464,052

Total current liabilities			$10,904,225	$9,568,631

TOTAL LIABILITIES			$10,904,225	$9,568,631

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.
CONSOLIDATED BALANCE SHEETS (Continued)
AS AT JUNE 30, 2014 AND DECEMBER 31, 2013
(Stated in US Dollars)

	Notes	June 30, 2014	December 31, 2013
		(Unaudited)	(Audited)
STOCKHOLDERS’ EQUITY

Series B Convertible Preferred Stock $0.0000001 par value; 400,000 shares authorized; 160,494 shares issued and outstanding at June 30, 2014 and December 31, 2013	13	$1	$1

Common stock at $0.0000001 par value; 100,000,000 shares authorized; 18,499,736 shares issued and outstanding at June 30, 2014 and December 31, 2013		2	2
Additional paid-in capital		13,833,383	13,833,383
Statutory reserves		4,279,756	4,279,756
Retained earnings		(13,805,600)	(12,238,311)
Accumulated other comprehensive income		8,486,595	8,089,919

		$12,794,137	$13,964,750

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$23,698,362	$23,533,381

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(Stated in US Dollars) (Unaudited)

		For the six months ended June 30,
	Notes	2014	2013

Net revenues	17	2,440,723	$3,699,772
Cost of net revenues	17	(1,079,172)	(2,156,826)

Gross profit		1,361,551	$1,542,946

Selling expenses		(1,233,726)	(1,677,356)
General and administrative expenses		(1,545,254)	(2,632,647)

(Loss) / Income from operations		(1,417,429)	$(2,767,057)
Interest income		1,054	1,042
Interest expenses		(33,474)	(25,577)
Loss on sale of equipment, net		(35,078)	-

(Loss)/Income before tax		(1,484,927)	$(2,791,592)

Income tax	14	(82,362)	(1,776)

Net (Loss)/income		(1,567,289)	$(2,793,368)

Net income per share:
-Basic	15	(0.08)	$(0.15)

-Diluted	15	(0.07)	$(0.12)

Weighted average number of common stock
-Basic	15	18,499,736	18,499,736

-Diluted	15	23,314,556	23,314,556

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2014 AND 2013
(Stated in US Dollars) (Unaudited)

	Notes	The three months ended June 30,
		2014	2013

Net revenues	17	$882,231	$1,680,046
Cost of net revenues	17	(323,423)	(948,975)

Gross profit		$558,808	$731,071

Selling expenses		(494,818)	(912,803)
General and administrative expenses		(723,433)	(1,260,626)

(Loss)/Income from operations		$(659,443)	$(1,442,358)
Interest income		(271)	145
Interest expenses		(17,325)	(12,348)

(Loss)/Income before income tax		$(677,039)	$(1,454,561)

Income tax expense	14	(82,019)	(1,787)

Net (loss)/income		$(759,058)	$(1,456,348)

Net income/(loss) per share:
-Basic	15	$(0.04)	$(0.08)

-Diluted	15	$(0.03)	$(0.06)

Weighted average number of common stock
-Basic	15	18,499,736	18,499,736

-Diluted	15	23,314,556	23,314,556

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AS AT JUNE 30, 2014 AND DECEMBER 31, 2013
(Stated in US Dollars)

					Additional		Retained	Accumulated
	Preferred	Preferred	No. of		paid		earnings/	other
	Series	Series	shares	Common	in	Statutory	(Accumulated	comprehensive
	A	B	outstanding	stock	capital	reserves	deficit)	income	Total

Balance, January 1, 2013	$-	$1	18,499,736	$2	$13,833,383	$4,279,756	$7,220,138	$7,117,039	$32,450,319
Net income/(loss)	-	-	-	-	-	-	(19,458,449)	-	(19,458,449	0
Appropriations to statutory
Reserves	-	-	-	-	-	-	-	-	-
Foreign currency translation
Adjustment	-	-	-	-	-	-	-	972,880	972,880

Balance, December 31,2013	$-	1	18,499,736	$2	$13,833,383	$4,279,756	$(12,238,311)	$8,089,919	$13,964,750

Balance, January 1, 2014	$-	$1	18,499,736	$2	$13,833,383	$4,279,756	$(12,238,311)	$8,089,919	$13,964,750
Net income/(loss)	-	-	-	-	-	-	(1,567,289)	-	(1,567,289)
Appropriations to statutory
Reserves	-	-	-	-	-	-	-	-	-
Foreign currency translation
Adjustment	-	-	-	-	-	-	-	396,676	396,676

Balance, June 30,2014	$-	1	18,499,736	$2	$13,833,383	$4,279,756	$(13,805,600)	$8,486,595	$12,794,137

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(Stated in US Dollars) (Unaudited)

	For the Six months ended June 30,
	2014		2013
Cash flows from operating activities
Net (loss) / income		$(1,567,289)	$(2,793,368)
Depreciation		250,966	643,039
Amortization		328,203	971,238
Impairment of Intangible assets		35,078	-

Adjustments to reconcile net (loss) / income
to net cash provided by operating activities:
Trade receivables, net		454,114	(319,314)
Note receivables		-	(18,589)
Inventories		(141,162)	(96,097)
Advances to suppliers		25,165	3,028
Prepayments		(53,372)	42,972)
Tender deposits		33,720	(34,125)
Travel advances to shareholders		-	41,642
Advances to employees		(399,837)	(413,173)
Amounts due from related companies		27,920	-
Accounts payable		58,048	54,540
Income tax payable		81,448	(4,499)
Turnover and other taxes		(27,920)	(58,770)
Customer deposits		1,138,604	1,243,721
Accrued liabilities		(65,529)	460,789

Net cash (used in) / provided by operating activities		$178,157	$(276,966)

Cash flows from investing activities
Decrease in restricted cash	$		$-
Purchase of plant and equipment		(11,080)	(63,368)

Net cash provided by / (used in) investing activities		$(11,080)	$(63,368)

Cash flows from financing activities

Bank borrowings/(repayments)		$326,483	$-

Net cash used in financing activities		$326,483	$-

SUNWAY GLOBAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(Stated in US Dollars) (Unaudited)

	For the Six months ended June 30,
	2014	2013

Net in cash and cash equivalents (used)/sourced	$493,560	$(340,334)
Effect of foreign currency translation on
cash and cash equivalents	27,916	95,068

Cash and cash equivalents–beginning period	442,006	352,457

Cash and cash equivalents–end period	$963,482	107,191

	For the six months ended June 31,
	2014	2013
Supplementary cash flow information:
Tax paid	$82,362	$6,275
Interest received	1,054	1,042
Interest paid	33,474	25,577

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013
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
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013
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
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013
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
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013
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

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An allowance for doubtful accounts is maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience.  Bad debts are written off as incurred. There were bad debts of $2,808,972 and $45,541for the six months ended June 30, 2014 and 2013, respectively.

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

	June 30, 2014	December 31, 2013
Bank of Communications, Branch of Daqing
City Economic Zone	$65,304	$3,970
Industrial and Commercial Bank of China, Ronghui Branch	24,920	317,826
China Construction Bank, Beijing Branch	233,051	61,016
Qingdao bank	15,620	288
Agricultural Bank of China	6,126	28,666
Bank of China, Qingdao Branch	586,224	406
China Construction Bank, Beijing Shengmingyuan Branch	12,072	1,253
HSBC	96	98
Cash on hand	20,069	28,483
	963,482	$442,006

(l)	Restricted cash

Restricted cash are pledged deposits in an escrow account for investor relations purpose.

(m)	Revenue recognition

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
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013
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

The Group did not have lease which met the criteria of capital lease. Leases that do not qualify as capital lease are classified as operating lease. Operating lease rental payment included in general and administrative expenses and selling expenses were $32,648 and $86,415 for the six months ended June 30, 2014 and 2013, respectively.

(q)	Advertising

The Group expensed all advertising costs as incurred. Advertising expenses included in selling expenses were $15,059 and $17,450 for the six months ended June 30, 2014 and 2013, respectively.

(r)	Shipping and handling

All shipping and handling are expensed as incurred. Shipping and handling expenses included in selling expenses and cost of sales were $26,588 and $49,480 for the six months ended June 30, 2014 and 2013, respectively.

(s)	Research and development

All research and development costs are expensed as incurred. The research and development costs included in general and administrative expenses were $91,432 and $76,925 for the six months ended June 30, 2014 and 2013, respectively.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(Stated in US Dollars) (Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(t)	Retirement benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the statements of income as incurred. The retirement benefit expenses included in general and administrative expenses were $86,984 and $127,890 for the six months ended June 30, 2014 and 2013, respectively.

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

Twelve months ended	June 30, 2014	December 31, 2013	June 30, 2014
RMB : USD exchange rate	-	6.0969	-
Six months ended	6.1528
RMB : USD exchange rate		-	6.3143
Average six months ended	6.1259
RMB : USD exchange rate		-	6.3141
Average three months ended	6.1516
RMB : USD exchange rate		-	6.3194

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013
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
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013
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
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013
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
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013
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
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(Stated in US Dollars) (Unaudited)

3.	CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially expose the Group to concentrations of credit risk, consists of cash and trade receivables as of June 30, 2014 and December 31, 2013. The group performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

As of June 30,2014 and December 31, 2013, the Group’s bank deposits were all placed with banks in the PRC and Hong Kong where there is currently no rule or regulation in place for obligatory insurance of bank accounts.

For the Six months ended June 30, 2014, the Group’s sales were generated from the PRC and Western Europe. Trade receivables as of June 30, 2014 and December 31, 2013 arose in the PRC and overseas.

The maximum amount of loss due to credit risk that the Group would incur if the counter parties to the financial instruments failed to perform is represented the carrying amount of each financial asset in the balance sheet.

Normally the Group does not obtain collateral from customers or debtors.

Details of the customers accounting for 10% or more of the Group’s revenue are as follows:
	For the June months ended June 30,
	2014	2013
Customer A	$124,063	$869,707
Customer B	260,696	-
Customer D	357,498	-
Customer E	216,977	-
Customer F	-	271,328
Customer K	-	266,960
Customer L	-	197,550

Details of customers accounting for 10% or more of the Group’s trade receivables are as follows:

	June 30, 2014	December 31, 2013

Customer A	$392,311	$395,908
Customer B	257,857	289,038
Customer C	137,330	138,590
Customer D	133,838	135,065
Customer E	342,007	380,463
Customer F	-	260,211
Customer G	886,853	894,985

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(Stated in US Dollars) (Unaudited)

4.	AMOUNT DUE FROM A RELATED COMPANY

The following table provides the details of amounts due from related companies:

	June 30, 2014	December 31, 2013
Rise Elite (BVI)	$830	$830
Daqing Sunway Software Tech Co., Ltd.	122,952	399,628

	$123,782	$400,458

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

5.	TRADE RECEIVABLES, NET

Trade receivables comprise the following:
	June 30, 2014	December 31, 2013

Trade receivables, gross	$9,865,440	$10,299,611
Provision for doubtful debts	(2,813,740)	(2,808,992)

Trade receivables, net	$7,051,700	$7,490,619

All of the above trade receivables are due within one year of aging.

An analysis of the allowance for doubtful accounts for the six months ended June 30, 2014 and the fiscal year ended December 31, 2013 is as follows:

	June 30, 2014	December 31, 2013

Balance at beginning of period	$2,808,992	$338,670
Addition of the provision	-	2,458,779
Foreign exchange adjustment	4,748	11,343

Balance at end of period	$2,813,740	$2,808,992

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
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013
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

	June 30, 2014	December 31, 2013

Deli Liang	588	594

	$588	$594

The following table provides the activity in the travel advances to shareholders:

	June 30, 2014	December 31, 2013

Beginning balance	$594	$41,837

Add: Advanced during the period/year	-	-

Less: Transferred to income statement	(6)	(41,243)
Repayment by directors	-	-

Ending balance	$588	$594

7.	ADVANCES TO EMPLOYEES

Advances to employees are advances for purchases and travelling. They are unsecured, interest free and repayable on demand. The following table provides the activity in the advances to employees:

	June 30, 2014	December 31, 2013

Beginning balance	$913,722	$500,387
Add: Advanced during the period/year	871,180	778,428

Less: Transferred to income statement	(61,306)	(224,749)
Recollected from employees	(420,087)	(140,344)

Ending balance	$1,303,509	$913,722

8.   INVENTORIES

Inventories comprise the followings:

	June 30, 2014	December 31, 2013

Finished goods	$431,815	$888,861
Work in process	3,375,308	2,042,258
Raw materials	300,150	526,340

	$4,107,273	$3,457,459

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(Stated in US Dollars) (Unaudited)

9.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net comprise the followings:

	June 30, 2014	December 31, 2013
At cost
Buildings	$2,313,537	$2,334,746
Machinery and equipment	1,076,069	1,085,935
Moldings	9,969,549	10,055,314
Computer software	2,368,950	2,390,670
Office equipment and motor vehicles	829,308	836,913

	$16,557,413	$16,703,578
Less: accumulated depreciation	(11,899,503)	(11,756,445)
Less: accumulated impairment	(2,103,228)	(2,116,870)

	$2,554,682	$2,830,263
Construction in progress		-

	$2,554,682	$2,830,263

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

Depreciation expenses are included in the statement of income as follows:

	June 30, 2014	June 30, 2013
Cost of net revenues	$209,884	$563,851
General and administrative expenses	32,489	38,486
Selling expenses	8,593	40,702

Total depreciation expenses	$250,966	$643,039

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(Stated in US Dollars) (Unaudited)

10.	INTANGIBLES, NET

Details of intangibles are as follows:

	June 30, 2014	December 31, 2013

Land use rights, at cost	$1,386,815	$1,399,530
Technology-based design, at cost	21,814,865	22,014,877

	$23,201,680	$23,414,407
Less: accumulated amortization	(10,370,377)	(10,239,002)
Less: accumulated impairment	(7,226,761)	(7,189,713)
Total intangibles, net	$5,604,542	$5,985,692

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

Amortization expenses included in the general and administrative expenses were $328,203 and $1,944,298 for the six months ended June 30, 2014 and the fiscal year ended December 31, 2013, respectively.

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

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(Stated in US Dollars) (Unaudited)

11.	SHORT-TERM BANK LOANS

Short-term bank loans for the six months ended June 30, 2014 and the fiscal years ended December 31, 2013 are as follows:

	June 30, 2014	December 31, 2013

Loans	$590,464	$719,680
Add:Bank borrowings	319,691	-
Less: Repayment during the period	-	(129,216)
	$910,155	$590,464

12.	EXPECTED WARRANTY LIABILITIES

An analysis of the expected warranty liabilities for the six months ended June 30, 2014 and the fiscal year ended December 31, 2013 are as follows:

	June 30, 2014	December 31, 2013

Beginning balance	$19,183	$21,720
Warranty expense for the year
Foreign currency difference	(174)	(2,537)
Ending balance	$19,009	$19,183

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013
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
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013
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
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(Stated in US Dollars) (Unaudited)

14.	INCOME TAXES

The Company, being registered in the State of Nevada and which conducts all of its business through its subsidiaries and VIE incorporated in PRC, is not subject to federal income tax until the operating profits was rebounded back to Untied States. The subsidiaries and VIE are SWT, Sunway, Beijing Sunway, Qingdao Sunway (see note 1).

SWT, Sunway, Beijing Sunway and Qingdao Sunway, being registered in the PRC, are subject to PRC’s Corporate Income Tax (“CIT”). Under applicable income tax laws and regulations, an enterprise located in PRC, including the district where our operations are located is subject to a rate of 25% for the six months ended June 30, 2014 and 2013.

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

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2014AND 2013
(Stated in US Dollars) (Unaudited)

14.	INCOME TAXES (Continued)

A reconciliation between the income tax computed at the U.S. statutory rate and the Group’s provision for income tax is as follows:

	June 30,2014	December 31, 2013

U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	(34)%	(34)%
PRC CIT	25%	25%
Tax holiday	(10)%	(10)%
Provision for income taxes	15%	15%

The provision for income taxes consists of the following:

	June 30,2014	December 31, 2013

Current tax- PRC CIT	$(82,362)	$10,071

Deferred tax provision	-	1,348,302

Income tax	$(82,362)	$1,358,373

Reconciliation of these items is as follows:
	June 30,2014	December 31, 2013

(Loss) / Income before tax	$(1,484,927)	$(18,100,076)
Add: Impairment of fixed assets and intangible assets	35,078	10,112,946
Other non-tax deductible items	1,998,929	9,741
Change in fair value of warrants	-	8,017,673

Taxable income (adjusted)	$549,080	$40,284

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(Stated in US Dollars) (Unaudited)

15.	EARNINGS PER SHARE

The calculation of the basic and diluted earnings per share attributable to the common stock holders is based on the following data:

	June 30,2014	December 31,2013
Income:
Income/(loss) for the purpose of basic earnings per share	$(1,567,289)	$(19,458,449)
Effect of dilutive potential common stock
Income for the purpose of dilutive earnings per share	$(1,567,289)	$(19,458,449)

Number of shares:
Weighted average number of common stock for the purpose of basic earnings per share	18,499,736	18,499,736
Effect of dilutive potential common stock
-conversion of Series A
convertible preferred stock	-	-
-conversion of Series B
convertible preferred stock	4,814,820	4,814,820
-conversion of Warrant Series A	-	-
-conversion of Warrant Series B	-	-
-conversion of Warrant Series J	-	-
-conversion of Warrant Series C	-	-
-conversion of Warrant Series D	-	-
Weighted average number of common stock for the purpose of dilutive earnings per share	23,314,556	23,314,556

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(Stated in US Dollars) (Unaudited)

16.	COMMITMENTS AND CONTINGENCIES

As at June 30, 2014, the Group’s commitments for minimum lease payments under these leases for the next one year are as follows:

June 30,
2015	$72,784
June 30, 2015 and thereafter	-
$72,784

17.	SEGMENT INFORMATION

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

Net revenues and cost of revenues by product:
	Workstation	Workstation	Workstation
Six months ended June 30, 2014	Type A	Type B	Type C	SADP	Other	Consolidated
Net revenues	$-	$-	$1,586,120	$329,638	$524,965	$2,440,723
Cost of net	-	-	(628,820)	(113,678)	(336,674)	(1,079,172)
Revenues	$-	$-	$957,300	$215,960	$188,291	$1,361,551

	Workstation	Workstation	Workstation
Six ended June 30, 2013	Type A	Type B	Type C	SADP	Other	Consolidated
Net revenues	$-	$-	$2,471,763	$858,620	369,389	3,699,772
Cost of net	-	-	(1,334,354)	(554,975)	(267,497)	(2,156,826)
Revenues	$-	$-	$1,137,409	$303,645	101,892	1,542,946

The Group’s operations are located in the PRC. All revenues are derived from customers in the PRC and Europe. All of the Group’s assets are located in the PRC. Sales of workstations are carried out in the PRC. Accordingly, no analysis of the Group's sales and assets by geographical market is presented.

SUNWAY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013
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

The Company primarily functions as a holding company for entities that control the business of Qingdao Sunway and Beijing Sunway, or through contractual relationships, Daqing Sunway, which companies are organized under the laws of the PRC that design, and manufacture and sell logistic transport systems and medicine dispensing systems and equipment that are principally used by hospitals and other medical facilities in the PRC. This discussion and analysis focuses on the business results, comparing results of operations in the six months ended June 30, 2014 and 2013.

Three-month period ended June 30, 2014 and June 30, 2013

Results of Operations

In the three months ended June 30, 2014, the Company’s net revenue had a sharp decline as compared with the same period of 2013. These decreases were primarily attributable to a result of decrease in the sale.

The following table summarizes the results of our operations during the three months ended June 30, 2014 and 2013, respectively, and provides information regarding the dollar and percentage increase (or decrease) from the Three months ended June 30, 2014 and 2013.

	Three months ended June 30,
	2014		2013		Change	Change rate
Net Revenues	$882,231		$1,680,046		$(797,815)	(47.49	) %
Cost of net revenues	$323,423		$948,975		$(625,552)	(65.92	) %
Gross Profit	$558,808		$731,071		$(172,263)	(23.56	) %
Gross Margin	63.34%		43.51%		-	19.83%
Operating Income/(loss)	$(677,039)		$(1,442,358)		$765,319	53.06%
Net (Loss)/Income	$(759,058)		$(1,456,348)		$697,290	47.88%
Net profit margin	(86.04	) %	(86.69	) %	-	0.65%

Net Revenues

Net revenues for the three months ended June 30, 2014, was $882,231, a decrease of 47.49% as compared with net revenues of $1,680,046 for the three months ended June 30, 2013. In the three months ended June 30, 2014, we sold 82 workstations, a decrease of 56.38% as compared with 188 workstations in the three months ended June 30, 2013. The decrease in workstation sales was primarily due to decline in production volume as a result of the Company’s operating cash shortage. During the three months ended June 30, 2014, we also sold 1 unit of the SADP, a decrease of 80% as compared with 5 units in the three months ended June 30, 2013. The decrease in the SADP was due primarily to a defect in design in our second-generation products compared with those of our competitors.

The following table breaks down application categories as percentage of total net revenue:

	Three Months Ended June 30,
	2014		2013
	sales	% of total sales	sales	% of total sales
PTS	$539,859	61.19%	$1,173,771	69.87%
SADP	$149,607	16.96%	$387,932	23.09%
Other	$192,765	21.85%	118,343	7.04%
Total net revenue	$882,231	100%	$1,680,046	100%

Gross Profit

Gross profit decreased 23.56% to $558,808 in the three months ended June 30, 2014, as compared to $731,071 for the three months ended June 30, 2013. Our gross profit margin increased 19.83% from 43.51% for the three months ended June 30, 2013 to 63.34% for the same period of 2014, mainly due to a decrease in manufacturing salaries.

The table below presents information about our gross profit for the periods indicated:

	Three Months Ended June 30,
	2014		2013
	US$	Gross profit margin	US$	Gross profit margin
Gross Profit	$558,808	63.34%	$731,071	43.51%

Income from Operations

Operating loss was $677,039 in the three months ended June 30, 2014, as compared with operating loss of $1,442,358 for the three months ended June 30, 2013. The decrease in loss was primarily due to a decrease in operation expenses.

Cost of Net Revenue

Cost of net revenue decreased to $323,423 for the three months ended June 30, 2014, representing a 65.92% decrease as compared with $948,975 for the same period of 2013. The decrease was primarily due to a decrease in sales.

The table below presents information about our cost of net revenue for the periods indicated:

	Three Months Ended June 30,
	2014	2013	Change
Cost of net revenue	$323,423	$948,975	(65.92)%

Operating Expenses

Operating expenses was $ 1,220,265 in the three months ended June 30, 2014, a decrease as compared with $2,173,429 in the same period of 2013. The decreased was primarily due to two factors: (i) selling expenses decreased $417,985, or 45.79% to $494,818 in the three months ended June 30, 2014 from $912,803 for the same period of 2013; and (ii) general and administration expenses decreased $537,193, or 42.61% to $723,433 for the three months ended June 30, 2014 from $1,260,626 for the same period of 2013. The operating expenses decreased because of expense cutting on the operation budget.

The table below presents information about our operating expenses for the periods indicated:

	Three Months Ended June 30,
	2014	2013	Change
Selling expenses	$494,818	$912,803	(45.79)%
General & Administrative expenses	$723,433	$1,260,626	(42.61)%
Total operating expenses	$1,218,251	$2,173,429	(43.86)%

Net Income

Net loss was $759,058 for the three months ended June 30, 2014, a decrease of 47.88% as compared with $1,456,348 of net loss for the same period of 2013. In the three months ended June 30, 2014, the main reason for the loss is that our products upgrade more slowly compare with our competitor, which led to our revenue decrease.

Earnings per Share

Basic and diluted loss per share for the three months ended June 30, 2014 were $0.04 and $0.03 compared with loss per share $0.08 and $0.06 for the same period of 2013. The weighted average number of shares outstanding to calculate basic EPS was 18,499,736 and 18,499,736 for the three months ended June 30, 2014 and 2013, respectively. The weighted average number of shares outstanding to calculate diluted EPS was 23,314,556 and 23,314,556 for the three months ended June 30, 2014 and 2013.

Six-month period ended June 30, 2014 and June 30, 2013

Results of Operations

In the six months ended June 30, 2014, the Company’s net revenue and operating expenses had a sharp decline as compared with the same period of 2013. The decrease was primarily attributable to a decline in the sales volume.

The following table summarizes the results of our operations during the six months ended June 30, 2014 and 2013, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the six months ended June 30, 2014 and 2013.

	Six Months Ended June 30
	2014		2013		Change	Change rate

Net revenues	$2,440,723		$3,699,772		$(1,259,049)	(34.03	) %
Cost of net revenue	$1,079,172		$2,156,826		$(1,077,654)	(49.96	) %
Gross Profit	$1,361,551		$1,542,946		$(181,395)	(11.76	) %
Gross Margin	55.78%		41.70%		-	14.08%
Operating expenses	$2,778,980		$4,310,003		$(1,531,023)	(35.52	) %
Operating (loss)/ Income	$(1,484,927)		$(2,767,057)		$1,282,130	46.34%
Net Income/(loss)	$(1,567,289)		$(2,793,368)		$1,226,079	43.89%
Net (loss) / profit margin	(64.21	) %	(75.50	) %	-	11.29%

Net Revenues

Net revenues for the six months ended June 30, 2014, was $2,440,723, a decrease of 34.03% as compared with net revenues of $3,699,772 for the six months ended June 30, 2013. In the six months ended June 30, 2014, we sold 219 workstations, a decrease of 43.26% as compared with 386 workstations in the six months ended June 30, 2013. The decrease in workstation sales was primarily due to a decline in production volume as a result of the Company’s operating cash shortage. During the six months ended June 30, 2014, we also sold 4 units of the SADP, a decrease of 63.64% as compared with 11 units in the six months ended June 30, 2013. The decrease in sales of SADP was due primarily to a defect in design in our second-generation products.

The following table presents a breakdown of revenue by products for the periods indicated.

	Six Months Ended June 30,
	2014		2013
	Sales	% of total sales	Sales	% of total sales
PTS	$1,586,120	64.99%	$2,471,763	66.81%
SADP	$329,638	13.51%	$858,620	23.21%
Other	$524,965	21.51%	$369,389	9.98%
Total net revenue	$2,440,723	100.00%	$3,699,772	100.00%

Cost of Net Revenue

Cost of net revenue decreased to $1,079,172 for the six months ended June 30, 2014, representing a 49.96% decrease as compared with $2,156,826 for the same period of 2013. This decrease is primarily due to a decrease in the sales of PTS and SADP.

Gross Profit

Gross profit decrease 11.76% to $1,361,551 for the six months ended June 30, 2014, as compared to $1,542,946 for the six months ended June 30, 2013, our gross profit margin increased 14.08% from 41.70% as of the six months ended June 30, 2013 to 55.78% as of the same period of 2014, mainly attributable to decreased in production cost of PTS which has a higher gross profit margin.

Operating Expenses

Operating expenses were $2,778,980 for the six months ended June 30, 2014, a decrease of 35.52% as compared with $4,310,003 for the same period of 2013. This decrease was primarily because of a decrease of $1,087,393 in general and administration expenses, and a decrease of $443,630 in selling expenses. The drop in general and administrative expenses was a result of decrease in employee salaries due to a decrease in the number of employees.

The table below presents information about our operating expenses for the periods indicated:

	Six Months Ended June 30,
	2014	2013	Change
Selling expenses	$1,233,726	$1,677,356	(26.45)%
General & Administrative expenses	$1,545,254	$2,632,647	(41.30)%
Total operating expenses	$2,778,980	$4,310,003	(35.52)%

Income from Operations

Operating loss was $1,484,927 for the six months ended June 30, 2014, as compared to $2,767,057 for the six months ended June 30, 2013. The decrease in loss was primarily due to a decrease in general and administrative expenses derived from close management monitoring.

Net Loss

Net loss was $1,567,289 for the six months ended June 30, 2014, a decrease in loss of 43.89% from $2,793,368 for the six months ended June 30, 2013. The mainly reason was due to the close monitoring of spending and expenses cutting on the operation budget.

Earnings Per Share

Basic and diluted loss per share for the six months ended June 30, 2014 were $0.08 and $0.07 compared with $0.15 and $0.12 for the same period of 2013. The weighted average number of shares outstanding to calculate basic EPS was 18,499,736 and 18,499,736 for the six months ended June 30, 2014 and June 30, 2013, respectively. The weighted average number of shares outstanding to calculate diluted EPS was 23,314,556 and 23,314,556 for the six months ended June 30, 2014 and 2013 respectively.

Liquidity and Capital Resources

We have historically financed our operations and capital expenditures principally through private placements of debt and equity offerings and cash provided by operations.

The table below presents information about our cash flow for the periods indicated:

	Six months ended June 30,
	2014	2013	Change
Net cash provided by (used in) operating activities	$178,157	$(276,966)	$(164.32)%
Net cash provided by (used in) investing activities	$(11,080)	$(63,368)	$(82.51)%
Net cash provided by (used in) financing activities	$326,483	$-	$-%
Effect of foreign currency translation on cash and cash equivalents	$27,916	$95,068	$(70.64)%
Beginning cash and cash equivalent	$442,006	$352,457	$25.41%
Ending cash and cash equivalent	$963,482	$107,191	$798.85%

Operating Activities

For the six months ended June 30, 2014, net cash used in operating activities was $178,157. This was primarily attributable to our net loss of $1,567,289, adjusted by an add-back of non-cash charges mainly consisting of depreciation, amortization, and impairment of fixed assets of $250,966, $328,203, and $35,078, respectively, offset by a $1,131,199 increase in working capital. Specifically, the increase in working capital was primarily due to: (i) a $454,114 trade receivables decrease driven by customers payment; (ii) a $141,162 increase in inventories, principally of work in progress; (iii) a $25,165 decrease in advances to suppliers to buy raw materials; (iv) a $391,569 increase in prepayments, travel advances to shareholders, tender deposits, advances to employees, and receivables from related parties consisting primarily of prepayments for raw materials and other supplies in advance of shipment, working capital for sales staff and payment of client deposits; partially offset by a $1,184,651 increase in accounts payable, tax payable, customer deposits, accrued liabilities and other payables.

Investing Activities

For the six months ended June 30, 2014, net cash used in investing activities was $11,080. This was primarily attributable to a $11,080 capital expenditure for purchase of new plant and equipment.

Financing Activities

For the six months ended June 30, 2014, net cash provided by financing activities were $326,483, primarily attributable to a short-term bank loan borrowing.

Cash and Cash Equivalents

Our cash and cash equivalents as of the six months ended June 30, 2014 were $963,482 and increased by $521,476 from $442,006 by the end of December 31, 2013.

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

Trade Receivables, net

Trade receivables, net decreased to $7,051,700 as of June 30, 2014, compared with $7,490,619 as of December 31, 2013. This increase in trade receivables was primarily attributable to customers’ payment.

Inventory

Inventory consists of raw materials, finished goods and work in progress. As of June 30, 2014, the recorded value of our inventory increased 18.79% to $4,107,273 from $3,457,459 as of December 31, 2013. This increase is mainly due to an increase of 65.27% in work in progress from $2,042,258 as of December 31, 2013 to $3,375,308 as of June 30, 2014 offset by a decrease of 51.42% in finished goods from $888,861 as of December 31, 2013 to $431,815 as of June 30, 2014 and a decrease of 42.97% in raw material from $526,340 as of December 31, 2013 to $300,150 as of June 30, 2014. The increase in work in progress was primarily attributable to the extended installing period and project volumes increase in PTS.

The table below presents information about our inventory for the periods indicated:

Item	June 30, 2014	December 31, 2013	Change
Finished goods	$431,815	$888,861	(51.42)%
Work in progress	$3,375,308	$2,042,258	65.27%
Raw material	$300,150	$526,340	(42.97)%
Total	$4,107,273	$3,457,459	18.79%

Accounts Payable

Accounts payable were $1,760,310 as of June 30, 2014, an increase of 2.46 % from $1,718,125 as of December 31, 2013. The increase was primarily attributable to our shortage in cash.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarterly period ended June 30, 2014. Based upon that evaluation, the Company’s management concluded that, as of the date of evaluation, the Company’s disclosure controls and procedures were not effective.  Based upon that evaluation and due to the material weaknesses existing in our internal controls as of December 31, 2013 (as described in the Company's Form 10-K) which have not been fully remediated as of June 30, 2014, we have concluded that as of June 30, 2014, our disclosure controls and procedures were not effective.

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

SUNWAY GLOBAL INC.

Dated: August 19, 2014	By:	/s/ Liang Deli
Name: Liang Deli
Title: Chief Executive Officer (Principal Executive Officer)

Dated: August 19, 2014	By:	/s/ Samuel Sheng
Name: Samuel Sheng
Title: Chief Financial Officer (Principal Financial and Accounting officer)