Form 10-Q
period 2014-09-30
Sunway Global Inc.
filed 2014-11-18
CIK 1096840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

  WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGEACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of November 13, 2014, there were 18,499,736 outstanding shares of the Registrant's Common Stock, $0.0000001 par value.

2

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

 SUNWAY GLOBAL INC.

CONSOLIDATED BALANCE SHEETS

AS AT September 30, 2014 AND DECEMBER 31, 2013

 (Stated in US Dollars)

ASSETS	Notes		September 30, 2014	December 31, 2013
Current assets			(Unaudited)	(Audited)

Cash and cash equivalents	2	(k)	$112,132	$442,006
Trade receivables, net	5		6,333,416	7,490,619
Inventories	8		4,470,431	3,457,459
Advances to suppliers			806,727	992,508
Prepayments			793,276	593,022
Tender deposits			467,548	425,944
Travel advances to shareholders	6		588	594
Advances to employees	7		1,343,544	913,722

Total current assets			$14,327,662	$14,315,874
Restricted cash	2	(1)	1,094	1,094
Amount due from a related company	4		123,744	400,458
Property, plant and equipment, net	9		2,270,562	2,830,263
Intangibles, net	10		5,049,381	5,985,692

TOTAL ASSETS			$21,772,443	$23,533,381

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short term bank loans	11		$649,910	$590,464
Accounts payable			1,503,737	1,718,125
Income tax payable			3,764	4,718
Turnover and other taxes			67,256	69,994
Expected warranty liabilities	12		19,003	19,183
Customer deposits			4,905,081	4,702,095
Accrued liabilities			2,853,499	2,464,052

Total current liabilities			$10,002,250	$9,568,631

TOTAL LIABILITIES			$10,002,250	$9,568,631

See accompanying notes to consolidated financial statements

 SUNWAY GLOBAL INC.

CONSOLIDATED BALANCE SHEETS (Continued)

AS AT SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

(Stated in US Dollars)

	Notes	September 30, 2014	December 31, 2013
		(Unaudited)	(Audited)
STOCKHOLDERS’ EQUITY

Series B Convertible Preferred Stock $0.0000001 par value; 400,000 shares authorized; 160,494 shares issued and outstanding at September 30, 2014 and December 31, 2013	13	$1	$1

Common stock at $0.0000001 par value; 100,000,000 shares authorized; 18,499,736 shares issued and outstanding at September 30, 2014 and December 31, 2013		2	2
Additional paid-in capital		13,833,383	13,833,383
Statutory reserves		4,279,756	4,279,756
Retained earnings		(14,809,068)	(12,238,311)
Accumulated other comprehensive income		8,466,119	8,089,919

		$11,770,193	$13,964,750

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$21,772,443	$23,533,381

See accompanying notes to consolidated financial statements

 SUNWAY GLOBAL INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Stated in US Dollars) (Unaudited)

	Notes	The nine months ended September 30,
		2014	2013
Net revenues	17	$4,056,281	$5,818,329
Cost of net revenues	17	(1,741,688)	(2,996,642)

Gross profit		$2,314,593	$2,821,687

Selling expenses		(1,806,021)	(2,505,230)
General and administrative expenses		(2,854,164)	(3,887,980)

(Loss) / Income from operations		$(2,345,592)	$(3,571,523)
Interest income		1,281	1,355
Interest expenses		(43,500)	(41,024)
Impairment of fixed assets		(73,613)	(9,650)

(Loss)/Income before tax		$(2,461,424)	$(3,620,842)

Income tax	14	(109,333)	122,362

Net (Loss)/income		$(2,570,757)	$(3,498,480)

Net income per share:
-Basic	15	$(0.14)	$(0.19)

-Diluted	15	$(0.11)	$(0.15)

Weighted average number of common stock
-Basic	15	18,499,736	18,499,736

-Diluted	15	23,314,556	23,314,556

 See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Stated in US Dollars) (Unaudited)

	Notes	The three months ended September 30,
		2014	2013
Net revenues	17	$1,621,167	$2,120,548
Cost of net revenues	17	(665,097)	(837,649)

Gross profit		$956,070	$1,282,899

Selling expenses		(575,606)	(827,661)
General and administrative expenses		(1,311,904)	(1,278,579)

(Loss)/Income from operations		$(931,440)	$(823,341)
Interest income		231	312
Interest expenses		(10,126)	(14,804)
Impairment of fixed assets		(38,586)	(9,732)

(Loss)/Income before income tax		$(979,921)	$(847,565)

Income tax expense	14	(27,214)	124,120

Net (loss)/income		$(1,007,135)	$(723,445)

Net income/(loss) per share:
-Basic	15	$(0.05)	$(0.04)

-Diluted	15	$(0.04)	$(0.03)

Weighted average number of common stock
-Basic	15	18,499,736	18,499,736

-Diluted	15	23,314,556	23,314,556

 See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AS AT SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

(Stated in US Dollars)

					Additional		Retained	Accumulated
	Preferred	Preferred	No. of		paid		earnings/	other
	Series	Series	shares	Common	in	Statutory	(Accumulated	comprehensive
	A	B	outstanding	stock	capital	reserves	deficit)	income	Total
Balance, January 1, 2013	$-	$1	18,499,736	$2	$13,833,383	$4,279,756	$7,220,138	$7,117,039	$32,450,319
Net income/(loss)	-	-	-	-	-	-	-19,458,449	-	-19,458,449
Appropriations to statutory
Reserves	-	-	-	-	-	-	-	-	-
Foreign currency translation
Adjustment	-	-	-	-	-	-	-	972,880	972,880
Balance, December 31,2013	$-	1	18,499,736	$2	$13,833,383	$4,279,756	$-12,238,311	$8,089,919	$13,964,750
Balance, January 1, 2014	$-	$1	18,499,736	$2	$13,833,383	$4,279,756	$-12,238,311	$8,089,919	$13,964,750
Net income/(loss)	-	-	-	-	-	-	-2,570,757	-	-2,570,757
Appropriations to statutory
Reserves	-	-	-	-	-	-	-	-	-
Foreign currency translation
Adjustment	-	-	-	-	-	-	-	376,200	376,200
Balance, September 30, 2014	$-	1	18,499,736	$2	$13,833,383	$4,279,756	$-14,809,068	$8,466,119	$11,770,193

 See accompanying notes to consolidated financial statements

 SUNWAY GLOBAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Stated in US Dollars) (Unaudited)

	For the nine months ended September 30,
	2014	2013
Cash flows from operating activities
Net (loss) / income	$(2,570,757)	$(3,498,480)
Depreciation	533,704	912,633
Amortization	881,057	1,510,766
Impairment of Intangible assets	73,613	9,650

Adjustments to reconcile net (loss) / income
to net cash provided by operating activities:
Trade receivables, net	1,088,041	(740,373)
Inventories	(505,478)	(910,293)
Advances to suppliers	176,653	(91,717)
Prepayments	(206,047)	(93,576)
Tender deposits	(45,653)	(16,658)
Travel advances to shareholders	-	41,819
Advances to employees	(438,880)	(549,824)
Deferred tax assets	27,820	(127,135)
Amounts due from related companies		-
Accounts payable	(198,469)	1,057,181
Income tax payable	(910)	(4,518)
Turnover and other taxes	(2,083)	(49,434)
Customer deposits	247,414	1,331,544
Accrued liabilities	413,037	1,188,907

Net cash (used in) / provided by operating activities	$(526,938)	$(29,508)

Cash flows from investing activities

Purchase of plant and equipment	$(16,560)	$(63,637)

Net cash provided by / (used in) investing activities	$(16,560)	$(63,637)
Cash flows from financing activities
Bank borrowings/(repayments)	$65,062	$(96,505)

Net cash used in financing activities	$65,062	$(96,505)

 See accompanying notes to consolidated financial statements

 SUNWAY GLOBAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Stated in US Dollars) (Unaudited)

	For the nine months ended September 30,
	2014	2013
Net in cash and cash equivalents (used)/sourced	$(478,436)	$(189,650)
Effect of foreign currency translation on
cash and cash equivalents	148,562	25,977
Cash and cash equivalents–beginning period	442,006	352,457
Cash and cash equivalents–end period	$112,132	188,784

	For the nine months ended September 30,
	2014	2013
Supplementary cash flow information:
Tax paid	$82,362	$8,596
Interest received	1,281	1,355
Interest paid	43,500	41,024

See accompanying notes to consolidated financial statements

SUNWAY GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

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

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An allowance for doubtful accounts is maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience.  Bad debts are written off as incurred. There were bad debts of nil and nil for the nine months ended September 30, 2014 and 2013, respectively.

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

	September 30, 2014	December 31, 2013
Bank of Communications, Branch of Daqing
City Economic Zone	$5,819	$3,970
Industrial and Commercial Bank of China, Ronghui Branch	24,912	317,826
China Construction Bank, Beijing Branch	51,309	61,016
Qingdao bank	1,465	288
Agricultural Bank of China	5,123	28,666
Bank of China, Qingdao Branch	302	406
China Construction Bank, Beijing Shengmingyuan Branch	4,598	1,253
HSBC	96	98
Cash on hand	18,508	28,483
	112,132	$442,006

(l)	Restricted cash

Restricted cash are pledged deposits in an escrow account for investor relations purpose.

(m)	Revenue recognition

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

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

The Group did not have lease which met the criteria of capital lease. Leases that do not qualify as capital lease are classified as operating lease. Operating lease rental payment included in general and administrative expenses and selling expenses were $43,234 and $86,782 for the nine months ended September 30, 2014 and 2013, respectively.

(q)	Advertising

The Group expensed all advertising costs as incurred. Advertising expenses included in selling expenses were $15,005 and $33,085 for the nine months ended September 30, 2014 and 2013, respectively.

(r)	Shipping and handling

All shipping and handling are expensed as incurred. Shipping and handling expenses included in selling expenses and cost of sales were $41,708 and $79,336 for the nine months ended September 30, 2014 and 2013, respectively.

(s)	Research and development

All research and development costs are expensed as incurred. The research and development costs included in general and administrative expenses were $134,113 and $134,945 for the nine months ended September 30, 2014 and 2013, respectively.

 SUNWAY GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Stated in US Dollars) (Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(t)	Retirement benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the statements of income as incurred. The retirement benefit expenses included in general and administrative expenses were $128,743 and $200,597 for the nine months ended September 30, 2014 and 2013, respectively.

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

Twelve months ended	September 30, 2014	December 31, 2013	September 30, 2013
RMB : USD exchange rate	-	6.0969	-
Nine months ended	6.1547
RMB : USD exchange rate	-	-	6.1654
Average nine months ended	6.1480
RMB : USD exchange rate	-	-	6.2173
Average three months ended	6.1600
RMB : USD exchange rate	-	-	6.1439

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

 SUNWAY GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

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

The FASB has issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the IASB has issued IFRS 15, Revenue from Contracts with Customers. The issuance of these documents completes the joint effort by the FASB and the IASB to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and IFRS.

SUNWAY GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Stated in US Dollars) (Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(z)	Recent accounting pronouncements

This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (e.g., assets within the scope of Topic 360, Property, Plant, and Equipment, and intangible assets within the scope of Topic 350, Intangibles—Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this ASU.

The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:

-Step 1: Identify the contract(s) with a customer.
-Step 2: Identify the performance obligations in the contract.
-Step 3: Determine the transaction price.
-Step 4: Allocate the transaction price to the performance obligations in the contract.
-Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

For a public entity, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted.

For all other entities (nonpublic entities), the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. A nonpublic entity may elect to apply this guidance earlier, however, only as of the following:

-An annual reporting period beginning after December 15, 2016, including interim periods within that reporting period (public entity effective date);
-An annual reporting period beginning after December 15, 2016, and interim periods within annual periods beginning after December 15, 2017; or
-An annual reporting period beginning after December 15, 2017, including interim periods within that reporting period.

An entity should apply the amendments in this ASU using one of the following two methods:

1. Retrospectively to each prior reporting period presented and the entity may elect any of the following practical expedients:

-For completed contracts, an entity need not restate contracts that begin and end within the same annual reporting period.
-For completed contracts that have variable consideration, an entity may use the transaction price at the date the contract was completed rather than estimating variable consideration amounts in the comparative reporting periods.
-For all reporting periods presented before the date of initial application, an entity need not disclose the amount of the transaction price allocated to remaining performance obligations and an explanation of when the entity expects to recognize that amount as revenue.

2. Retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application. If an entity elects this transition method, it also should provide the additional disclosures in reporting periods that include the date of initial application of:

-The amount by which each financial statement line item is affected in the current reporting period by the application of this ASU as compared to the guidance that was in effect before the change.
-An explanation of the reasons for significant changes.

SUNWAY GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Stated in US Dollars) (Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(z)	Recent accounting pronouncements

The FASB has issued Accounting Standards Update (ASU) No. 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures, which changes the accounting for repurchase-to-maturity transactions and repurchase financing arrangements. It also requires additional disclosures about repurchase agreements and other similar transactions.

According to the FASB, the new guidance aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. Going forward, these transactions would all be accounted for as secured borrowings. The guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement, which has resulted in outcomes referred to as off-balance-sheet accounting. ASU 2014-11 also brings U.S. GAAP into greater alignment with IFRS for repurchase-to-maturity transactions.

The amendments in the ASU require a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. The amendments in the ASU also require expanded disclosures about the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings.

The amendments in this ASU are effective for public companies for the first interim or annual period beginning after December 15, 2014. In addition, for public companies, the disclosure for certain transactions accounted for as a sale is effective for the first interim or annual period beginning on or after December 15, 2014, and the disclosure for transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. For all other entities, all changes are effective for annual periods beginning after December 15, 2014, and interim periods beginning after December 15, 2015. Earlier application for a public company is prohibited, but all other companies and organizations may elect to apply the requirements for interim periods beginning after December 15, 2014.

The FASB has issued Accounting Standards Update (ASU) No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The issue is the result of a consensus of the FASB Emerging Issues Task Force.

The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation – Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved.

The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The effective date is the same for both public business entities and all other entities.

Entities may apply the amendments in this ASU either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this ASU as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. In addition, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost.

SUNWAY GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Stated in US Dollars) (Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(z)	Recent accounting pronouncements

The FASB has issued Accounting Standards Update (ASU) No. 2014-13, Consolidation (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity. The amendments in this ASU will apply to a reporting entity that is required to consolidate a collateralized financing entity under the Variable Interest Entities guidance when: (1) the reporting entity measures all of the financial assets and the financial liabilities of that consolidated collateralized financing entity at fair value in the consolidated financial statements based on other Codification Topics; and (2) the changes in the fair values of those financial assets and financial liabilities are reflected in earnings.

The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. For entities other than public business entities, the amendments are effective for annual periods ending after December 15, 2016, and interim periods beginning after December 15, 2016. Early adoption is permitted as of the beginning of an annual period.

The fair value of the financial assets of a collateralized financing entity, as determined under GAAP, may differ from the fair value of its financial liabilities even when the financial liabilities have recourse only to the financial assets. Before this ASU, there was no specific guidance in GAAP on how a reporting entity should account for that difference.

The amendments in this ASU provide an alternative to Topic 820 Fair Value Measurement for measuring the financial assets and the financial liabilities of a consolidated collateralized financing entity to eliminate that difference. When the measurement alternative is not elected for a consolidated collateralized financing entity within the scope of this ASU, the amendments clarify that: (1) the fair value of the financial assets and the fair value of the financial liabilities of the consolidated collateralized financing entity should be measured using the requirements of Topic 820; and (2) any differences in the fair value of the financial assets and the fair value of the financial liabilities of that consolidated collateralized financing entity should be reflected in earnings and attributed to the reporting entity in the consolidated statement of income (loss).

The Financial Accounting Standards Board (FASB) has issued Accounting Standards Update (ASU) No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures.

Under Generally Accepted Accounting Principles (GAAP), financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities.

Currently, GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures.

This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes.

The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued.

SUNWAY GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Stated in US Dollars) (Unaudited)

3.	CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially expose the Group to concentrations of credit risk, consists of cash and trade receivables as of September 30, 2014 and December 31, 2013. The group performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

As of September 30,2014 and December 31, 2013, the Group’s bank deposits were all placed with banks in the PRC and Hong Kong where there is currently no rule or regulation in place for obligatory insurance of bank accounts.

For the nine months ended September 30, 2014, the Group’s sales were generated from the PRC and Western Europe. Trade receivables as of September 30, 2014 and December 31, 2013 arose in the PRC and overseas.

The maximum amount of loss due to credit risk that the Group would incur if the counter parties to the financial instruments failed to perform is represented the carrying amount of each financial asset in the balance sheet.

Normally the Group does not obtain collateral from customers or debtors.

Details of the customers accounting for 10% or more of the Group’s revenue are as follows:

	For the nine months ended September 30,
	2014	2013
Customer A	$420,494	$-

Details of customers accounting for 10% or more of the Group’s trade receivables are as follows:

	September 30, 2014	December 31, 2013
Customer A	$392,190	$395,908
Customer B	214,008	289,038
Customer C	137,288	138,590
Customer E	376,890	380,463
Customer G	886,580	894,985

SUNWAY GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Stated in US Dollars) (Unaudited)

4.	AMOUNT DUE FROM A RELATED COMPANY

The following table provides the details of amounts due from related companies:

	September 30, 2014	December 31, 2013
Rise Elite (BVI)	$830	$830
Daqing Sunway Software Tech Co., Ltd.	122,914	399,628
	$123,744	$400,458

Amount due from Rise Elite (BVI) was $830, a related company where Mr. Liang Deli, officer and director of the Group, is a shareholder. The amount is held by Rise Elite (BVI) for the initial setup expenses. The amount was unsecured, interest free and repayable on demand.

Amount due from Daqing Sunway Software Tech Co., Ltd. was $122,914, a related company where Mr. Zhao Qichao, the director of the Group, is a shareholder. The amount was unsecured, interest free and repayable on demand.

5.	TRADE RECEIVABLES, NET

Trade receivables comprise the following:

	September 30, 2014	December 31, 2013

Trade receivables, gross	$9,149,353	$10,299,611
Provision for doubtful debts	(2,815,937)	(2,808,992)

Trade receivables, net	$6,333,416	$7,490,619

All of the above trade receivables are due within one year of aging.

An analysis of the allowance for doubtful accounts for the nine months ended September 30, 2014 and the fiscal year ended December 31, 2013 is as follows:

	September 30, 2014	December 31, 2013

Balance at beginning of period	$2,808,992	$338,670
Addition of the provision	-	2,458,779
Foreign exchange adjustment	6,945	11,343

Balance at end of period	$2,815,937	$2,808,992

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

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

	September 30, 2014	December 31, 2013
Deli Liang	588	594
	$588	$594

The following table provides the activity in the travel advances to shareholders:

	September 30, 2014	December 31, 2013
Beginning balance	$594	$41,837
Add: Advanced during the period/year	-	-
Less: Transferred to income statement	(6)	(41,243)
Repayment by directors	-	-
Ending balance	$588	$594

7.	ADVANCES TO EMPLOYEES

Advances to employees are advances for purchases and travelling. They are unsecured, interest free and repayable on demand. The following table provides the activity in the advances to employees:

	September 30, 2014	December 31, 2013
Beginning balance	$913,772	$500,387
Add: Advanced during the period/year	934,231	778,428
Less: Transferred to income statement	(83,367)	(224,749)
Recollected from employees	(421,092)	(140,344)
Ending balance	$1,343,544	$913,772

8.	INVENTORIES

Inventories comprise the followings:

	September 30, 2014	December 31, 2013
Finished goods	$414,274	$888,861
Work in process	3,623,202	2,042,258
Raw materials	432,955	526,340
	$4,470,431	$3,457,459

 SUNWAY GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Stated in US Dollars) (Unaudited)

9.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net comprise the followings:

	September 30, 2014	December 31, 2013
At cost
Buildings	$2,312,823	$2,334,746
Machinery and equipment	1,075,736	1,085,935
Moldings	9,966,661	10,055,314
Computer software	2,368,218	2,390,670
Office equipment and motor vehicles	829,053	836,913

	$16,552,491	$16,703,578
Less: accumulated depreciation	(12,179,161)	(11,756,445)
Less: accumulated impairment	(2,102,768)	(2,116,870)

	$2,270,562	$2,830,263
Construction in progress		-
	$2,270,562	$2,830,263

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

Depreciation expenses are included in the statement of income as follows:

	September 30, 2014	September 30, 2013
Cost of net revenues	$472,996	$821,555
General and administrative expenses	48,505	27,732
Selling expenses	12,203	63,346
Total depreciation expenses	$533,704	$912,633

SUNWAY GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Stated in US Dollars) (Unaudited)

10.	INTANGIBLES, NET

Details of intangibles are as follows:

	September 30, 2014	December 31, 2013
Land use rights, at cost	$1,386,388	$1,399,530
Technology-based design, at cost	21,808,130	22,014,877

	$23,194,518	$23,414,407
Less: accumulated amortization	(11,022,944)	(10,239,002)
Less: accumulated impairment	(7,122,193)	(7,189,713)
Total intangibles, net	$5,049,381	$5,985,692

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

Amortization expenses included in the general and administrative expenses were $328,203 and $1,944,298 for the nine months ended September 30, 2014 and the fiscal year ended December 31, 2013, respectively.

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

SUNWAY GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Stated in US Dollars) (Unaudited)

11.	SHORT-TERM BANK LOANS

Short-term bank loans for the nine months ended September 30, 2014 and the fiscal years ended December 31, 2013 are as follows:

	September 30, 2014	December 31, 2013
Loans	$590,464	$719,680
Add: Bank borrowings	59,446	-
Less: Repayment during the period	-	(129,216)
	$649,910	$590,464

12.	EXPECTED WARRANTY LIABILITIES

An analysis of the expected warranty liabilities for the nine months ended September 30, 2014 and the fiscal year ended December 31, 2013 are as follows:

	September 30, 2014	December 31, 2013
Beginning balance	$19,183	$21,720
Warranty expense for the year	-	-
Foreign currency difference	(180)	(2,537)
Ending balance	$19,003	$19,183

SUNWAY GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Stated in US Dollars) (Unaudited)

14.	INCOME TAXES

The Company, being registered in the State of Nevada and which conducts all of its business through its subsidiaries and VIE incorporated in PRC, is not subject to federal income tax until the operating profits was rebounded back to Untied States. The subsidiaries and VIE are SWT, Sunway, Beijing Sunway, Qingdao Sunway (see note 1).

SWT, Sunway, Beijing Sunway and Qingdao Sunway, being registered in the PRC, are subject to PRC’s Corporate Income Tax (“CIT”). Under applicable income tax laws and regulations, an enterprise located in PRC, including the district where our operations are located is subject to a rate of 25% for the nine months ended September 30, 2014 and 2013.

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

SUNWAY GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014AND 2013

(Stated in US Dollars) (Unaudited)

14.	INCOME TAXES (Continued)

A reconciliation between the income tax computed at the U.S. statutory rate and the Group’s provision for income tax is as follows:

	September 30, 2014	December 31, 2013
U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	(34)%	(34)%
PRC CIT	25%	25%
Tax holiday	(10)%	(10)%
Provision for income taxes	15%	15%

The provision for income taxes consists of the following:

	September 30, 2014	December 31, 2013
Current tax- PRC CIT	$(109,333)	$10,071
Deferred tax provision	-	(1,348,302)
Income tax	$(109,333)	$(1,338,231)

Reconciliation of these items is as follows:

	September 30, 2014	December 31, 2013
(Loss) before tax	$(2,461,424)	$(18,100,076)
Add: Impairment of fixed assets and intangible assets	73,613	10,112,946
Other non-tax deductible items	3,116,698	9,741
Change in fair value of warrants	-	8,017,673
Taxable income (adjusted)	$728,887	$40,284

SUNWAY GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Stated in US Dollars) (Unaudited)

15.	EARNINGS PER SHARE

The calculation of the basic and diluted earnings per share attributable to the common stock holders is based on the following data:

	September 30, 2014	December 31, 2013
Income:
Income/(loss) for the purpose of basic earnings per share	$(2,570,757)	$(19,458,449)
Effect of dilutive potential common stock
Income for the purpose of dilutive earnings per share	$(2,570,757)	$(19,458,449)
Number of shares:
Weighted average number of common stock for the purpose of basic earnings per share	18,499,736	18,499,736
Effect of dilutive potential common stock
-conversion of Series A
convertible preferred stock	-	-
-conversion of Series B
convertible preferred stock	4,814,820	4,814,820
-conversion of Warrant Series A	-	-
-conversion of Warrant Series B	-	-
-conversion of Warrant Series J	-	-
-conversion of Warrant Series C	-	-
-conversion of Warrant Series D	-	-
Weighted average number of common stock for the purpose of dilutive earnings per share	23,314,556	23,314,556

SUNWAY GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Stated in US Dollars) (Unaudited)

16.	COMMITMENTS AND CONTINGENCIES

As at September 30, 2014, the Group’s commitments for minimum lease payments under these leases for the next one year are as follows:

September 30,
2015	$52,715
September 30, 2015 and thereafter	-
$52,715

17.	SEGMENT INFORMATION

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

Net revenues and cost of revenues by product:

	Workstation	Workstation	Workstation
Nine months ended September 30, 2014	Type A	Type B	Type C	SADP	Other	Consolidated
Net revenues	$-	$-	$3,086,613	$357,609	$612,059	$4,056,281
Cost of net Revenues	-	-	(1,296,374)	(203,111)	(242,203)	(1,741,688)
Gross profit	$-	$-	$1,790,239	$154,498	$369,856	$2,314,593

	Workstation	Workstation	Workstation
Nine ended September 30, 2013	Type A	Type B	Type C	SADP	Other	Consolidated
Net revenues	$-	$-	$4,232,901	$1,115,760	469,668	5,818,329
Cost of net Revenues	-	-	(1,959,206)	(704,172)	(333,264)	(2,996,642)
Gross profit	$-	$-	$2,273,695	$411,588	136,404	2,821,687

The Group’s operations are located in the PRC. All revenues are derived from customers in the PRC and Europe. All of the Group’s assets are located in the PRC. Sales of workstations are carried out in the PRC. Accordingly, no analysis of the Group's sales and assets by geographical market is presented.

SUNWAY GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

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

The Company adopted the lattice valuation method to calculate the valuation of the warrants during the fiscal year of 2012 with early exercise rights and down ratchet exercise price reset provision. There was no outstanding warrant liability during the nine months ended September 30, 2014.

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

The Company primarily functions as a holding company for entities that control the business of Qingdao Sunway and Beijing Sunway, or through contractual relationships, Daqing Sunway, which companies are organized under the laws of the PRC that design, and manufacture and sell logistic transport systems and medicine dispensing systems and equipment that are principally used by hospitals and other medical facilities in the PRC. This discussion and analysis focuses on the business results, comparing results of operations in the nine months ended September 30, 2014 and 2013.

Three-month period ended September 30, 2014 and 2013

Results of Operations

In the three months ended September 30, 2014, the Company’s net revenue and operating income had a sharp decline as compared with the same period of 2013. These decreases were primarily attributable to a result of product design flaw on SADP.

The following table summarizes the results of our operations during the three months ended September 30, 2014 and 2013, respectively, and provides information regarding the dollar and percentage increase (or decrease) from the three months ended September 30, 2014 and 2013.

	Three months ended September 30,
	2014	2013	Change	Change rate
Net Revenues	$1,621,167	$2,120,548	(499,381)	(23.55)%
Cost of net revenues	$665,097	$837,649	(172,552)	(20.60)%
Gross Profit	$956,070	$1,282,899	(326,829)	(25.48)%
Gross Margin	58.97%	60.50%	-	(1.53)%
Operating Income/(loss)	$(931,440)	$(823,341)	(108,099)	13.13%
Net (Loss)/Income	$(1,007,135)	$(723,445)	(283,690)	39.21%
Net profit margin	(62.12)%	(34.12)%	-	(28.00)%

Net Revenues

Net revenues for the three months ended September 30, 2014, was $1,621,167, a decrease of 23.55% as compared with net revenues of $2,120,548 for the three months ended September 30, 2013. In the three months ended September 30, 2014, we sold 179 workstations, a decrease of 34.43% as compared with 273 workstations in the three months ended September 30, 2013. The decrease in workstation sales was primarily due to decline in order volume. During the three months ended September 30, 2014, we did not sell the SADP, compared with 6 units in the three months ended September 30, 2013. The decrease in the SADP was due primarily to a defect in design for our second-generation product compared with our competitors.

The following table breaks down application categories as percentage of total net revenue:

	Three Months Ended September 30,
	2014		2013
	sales	% of total sales	sales	% of total sales
PTS	$1,505,703	92.88%	$1,765,379	83.25%
SADP	$28,068	1.73%	$255,627	12.05%
Other	$87,396	5.39%	99,542	4.70%
Total net revenue	$1,621,167	100.00%	$2,120,548	100.00%

Gross Profit

Gross profit decreased 25.48% to $665,097 in the three months ended September 30, 2014, as compared to $837,649 for the three months ended September 30, 2013. Our gross profit margin down 1.53% to 58.97% for the three months ended September 30, 2014 from 60.50% for the same period of 2013, mainly due to a decrease in manufacturing salaries.

The table below presents information about our gross profit for the periods indicated:

	Three Months Ended September 30,
	2014		2013
	US$	Gross profit margin	US$	Gross profit margin
Gross Profit	$956,070	58.97%	$1,282,899	60.50%

Income from Operations

Operating loss was $931,440 in the three months ended September 30, 2014, as compared with operating loss of $823,341 for the three months ended September 30, 2013. The decrease in loss was primarily due to a decrease in sales.

Cost of Net Revenue

Cost of net revenue decreased to $665,097 for the three months ended September 30, 2014, representing a 20.60% decrease as compared with $837,649 for the same period of 2013. The decrease was primarily due to decrease in sale.

The table below presents information about our cost of net revenue for the periods indicated:

	Three Months Ended September 30,
	2014	2013	Change
Cost of net revenue	$665,097	$837,649	20.60%

Operating Expenses

Operating expenses was $1,889,524 in the three months ended September 30, 2014, a decrease as compared with $2,106,240 in the same period of 2013. The decreased was primarily due to two factors: (i) selling expenses decrease 30.45% to $575,606 in The three months ended September 30, 2014 from $827,661 for the same period of 2013; and (ii) general and administration expenses increase 2.61% to $1,311,904 for the three months ended September 30, 2014 from $1,278,579 for the same period of 2013. The operating expenses decreased because of cutting expenses on the operation budget.

The table below presents information about our operating expenses for the periods indicated:

	Three Months Ended September 30,
	2014	2013	Change
Selling expenses	$575,606	$827,661	(30.45)%
General & Administrative expenses	$1,311,904	$1,278,579	2.61%
Total operating expenses	$1,889,524	$2,106,240	(10.29)%

Net Income

Net loss was $1,007,135 for the three months ended September 30, 2014, a increase of 39.21% as compared with $723,445 of net loss for the same period of 2013. In the three months ended September 30, 2014, the loss mainly reason is our products upgrade slowly compare with our competitor, led to our revenues decrease.

Earnings per Share

Basic and diluted loss per share for the three months ended September 30, 2014 were $0.05 and $0.04 compared with loss per share $0.04 and $0.03 for the same period of 2013. The weighted average number of shares outstanding to calculate basic EPS was 18,499,736 and 18,499,736 for the three months ended September 30, 2014 and 2013, respectively. The weighted average number of shares outstanding to calculate diluted EPS was 23,314,556 and 23,314,556 for the three months ended September 30, 2014 and 2013.

Nine months period ended September 30, 2014 and 2013

Results of Operations

In the nine months ended September 30, 2014, the Company’s net revenue and operating expenses had a sharp decline as compared with the same period of 2013. The decrease was primarily attributable to a decline in the order volume.

The following table summarizes the results of our operations during the nine months ended September 30, 2014 and 2013, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the nine months ended September 30, 2014 and 2013.

	Nine Months Ended September 30
	2014	2013	Change	Change rate
Net revenues	$4,056,281	$5,818,329	$(1,762,048)	(30.28)%
Cost of net revenue	$1,741,688	$2,996,642	$(1,254,954)	(41.88)%
Gross Profit	$2,314,593	$2,821,687	$(507,094)	(17.97)%
Gross Margin	57.06%	48.50%	-	8.56%
Operating expenses	(4,660,185)	$(6,393,210)	$1,733,025	(27.11)%
Operating (loss)/ Income	$(2,345,592)	$(3,571,523)	$1,225,931	(34.33)%
Net Income/(loss)	$(2,570,757)	$(3,498,480)	$927,723	(26.52)%
Net (loss) / profit margin	(63.38)%	(60.13)%	-	(3.25)%

Net Revenues

Net revenues for the nine months ended September 30, 2014, was $4,056,281, a decrease of 30.28% as compared with net revenues of $5,818,329 for the nine months ended September 30, 2013. In the nine months ended September 30, 2014, we sold 398 workstations, a decrease of 39.61% as compared with 659 workstations in the nine months ended September 30, 2013. The decrease in workstation sales was primarily due to decline in production volume and order volume as a result of the Company’s operating cash shortage. During the nine months ended September 30, 2014, we also sold 4 units of the SADP, a decrease of 76.47% as compared with 17 units in the nine months ended September 30, 2013. The decrease in sales of SADP was due primarily to a defect in design for our second-generation product.

The following table presents a breakdown of revenue by products for the periods indicated.

	Nine Months Ended September 30,
	2014		2013
	Sales	% of total sales	Sales	% of total sales
PTS	$3,086,613	76.09%	$4,232,901	72.75%
SADP	$357,609	8.82%	$1,115,760	19.18%
Other	$612,059	15.09%	$469,668	8.07%
Total net revenue	$4,056,281	100.00%	$5,818,329	100.00%

Cost of Net Revenue

Cost of net revenue decreased to $1,741,688 for the nine months ended September 30, 2014, representing a 41.88% decrease as compared with $2,996,642 for the same period of 2013. This decrease is primarily due to a decrease in sales of PTS and SADP.

Gross Profit

Gross profit decrease 17.97% to $2,314,593 for the nine months ended September 30, 2014, as compared to $2,821,687 for the nine months ended September 30, 2013, our gross profit margin increased 8.56% from 48.50% as of the nine months ended September 30, 2013 to 57.06% as of the same period of 2014, mainly attributable to increase in production cost of PTS which has a higher gross profit margin.

Operating Expenses

Operating expenses were $4,660,185 for the nine months ended September 30, 2014, a decrease of 27.11% as compared with $6,393,210 for the same period of 2013. This decrease was primarily because of the decrease of $1,033,816 in general and administration expenses, and the decrease of $699,209 in selling expenses. The drop in general and administrative expenses was a result of decrease in employee salaries due to decrease in number of employees.

The table below presents information about our operating expenses for the periods indicated:

	Nine Months Ended September 30,
	2014	2013	Change
Selling expenses	$1,806,021	$2,505,230	(27.91)%
General & Administrative expenses	$2,854,164	$3,887,980	(26.59)%
Total operating expenses	$4,660,185	$6,393,210	(27.11)%

Income from Operations

Operating loss was $2,345,592 for the nine months ended September 30, 2014, as compared to $3,571,523 for the nine months ended September 30, 2013. The decrease in loss was primarily due to decrease in operating expenses derived from close management monitoring.

Net Loss

Net loss was $2,570,757 for the nine months ended September 30, 2014, a decrease in loss of 26.52% from $2,793,368 for the nine months ended September 30, 2013. The mainly reason was due to close monitoring in spending and cutting expenses on the operation budget.

Earnings Per Share

Basic and diluted loss per share for the nine months ended September 30, 2014 were $0.14 and $0.11 compared with $0.19 and $0.15 for the same period of 2013. The weighted average number of shares outstanding to calculate basic EPS was 18,499,736 and 18,499,736 for the nine months ended September 30, 2014 and 2013, respectively. The weighted average number of shares outstanding to calculate diluted EPS was 23,314,556 and 23,314,556 for the nine months ended September 30, 2014 and 2013 respectively.

Liquidity and Capital Resources

We have historically financed our operations and capital expenditures principally through private placements of debt and equity offerings and cash provided by operations.

The table below presents information about our cash flow for the periods indicated:

	Nine Months Ended September 30,
	2014	2013	Change
Net cash provided by (used in) operating activities	$(526,938)	$(29,508)	$1,685.75%
Net cash provided by (used in) investing activities	$(16,560)	$(63,637)	$(73.98)%
Net cash provided by (used in) financing activities	$65,062	$(96,505)	$(167.42)%
Effect of foreign currency translation on cash and cash equivalents	$148,562	$25,977	$471.90%
Beginning cash and cash equivalent	$442,006	$352,457	$25.41%
Ending cash and cash equivalent	$112,132	$188,784	$(40.60)%

Operating Activities

For the nine months ended September 30, 2014, net cash used in operating activities was $526,938. This was primarily attributable to our net loss of $2,570,757, adjusted by an add-back of non-cash charges mainly consisting of depreciation, amortization, and impairment of fixed assets of $533,704, $881,057, and $73,613, respectively, offset by a $555,445 increase in working capital. Specifically, the increase in working capital was primarily due to: (i) a $1,088,041 trade receivables decrease driven by customers payment; (ii) a $505,478 increase in inventories, principally of work in progress; (iii) a $176,653 decrease in advances to suppliers to buy raw materials; (iv) a $662,760 increase in prepayments, travel advances to shareholders, tender deposits, advances to employees, and receivables from related parties consisting primarily of prepayments for raw materials and other supplies in advance of shipment, working capital for sales staff and payment of client deposits; partially offset by a $458,989 increase in accounts payable, tax payable, customer deposits, accrued liabilities and other payables.

 Investing Activities

For the nine months ended September 30, 2014, net cash used in investing activities was $16,560. This was primarily attributable to a $16,560 capital expenditure for purchase of new plant and equipment.

Financing Activities

For the nine months ended September 30, 2014, net cash provided by financing activities were $65,062, primarily attributable to a short-term bank loan borrowing.

Cash and Cash Equivalents

Our cash and cash equivalents as of the nine months ended September 30, 2014 were $112,132 and decreased by $329,874 from $442,006 by the end of December 31, 2013.

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

Trade Receivables, net

Trade receivables, net decreased to $6,333,416 as of September 30, 2014, compared with $7,490,619 as of December 31, 2013. This increase in trade receivables was primarily attributable to customers’ payment.

Inventory

Inventory consists of raw materials, finished goods and work in progress. As of September 30, 2014, the recorded value of our inventory increased 29.30% to $4,470,431 from $3,457,459 as of December 31, 2013. This increase is mainly due to a increase of 77.41% in work in progress from $2,042,258 as of December 31, 2013 to $3,623,203 as of September 30, 2014 offset by a decrease of 53.39% in finished goods from $888,861 as of December 31, 2013 to $414,274 as of September 30, 2014 and a decrease of 17.74% in raw material from $526,340 as of December 31, 2013 to $432,955 as of September 30, 2014. The increase in work in progress was primarily attributable to the extended installing period and project volumes increase in PTS.

The table below presents information about our inventory for the periods indicated:

Item	September 30, 2014	December 31, 2013	Change
Finished goods	$414,274	$888,861	(53.39)%
Work in progress	$3,623,202	$2,042,258	77.41%
Raw material	$432,955	$526,340	(17.74)%
Total	$4,470,431	$3,457,459	29.30%

Accounts Payable

Accounts payable were $1,503,737 as of September 30, 2014, a decrease of 14.23% from $1,718,125 as of December 31, 2013. The increase was primarily attributable to our order volume decreased.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarterly period ended September 30, 2014. Based upon that evaluation, the Company’s management concluded that, as of the date of evaluation, the Company’s disclosure controls and procedures were not effective.  Based upon that evaluation and due to the material weaknesses existing in our internal controls as of December 31, 2013 (as described in the Company's Form 10-K) which have not been fully remediated as of September 30, 2014, we have concluded that as of September 30, 2014, our disclosure controls and procedures were not effective.

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

SUNWAY GLOBAL INC.

Dated: November 18, 2014	By:	/s/ Liang Deli
Name: Liang Deli
Title: Chief Executive Officer (Principal Executive Officer)

Dated: November 18, 2014	By:	/s/ Samuel Sheng
Name: Samuel Sheng
Title: Chief Financial Officer (Principal Financial and Accounting officer)

